Form 10-K
period 2021-12-31
PHOENIX BIOTECH ACQUISITION CORP.
filed 2022-03-24
CIK 1870404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
Number 001-40877

PHOENIX BIOTECH ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-1088814
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2201 Broadway, Suite 705, Oakland, CA	94612
(Address of Principal Executive Offices)	(Zip Code)
(215)
731-9450
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	PBAX	Nasdaq Global Market
Warrants to purchase one share of Class A Common Stock	PBAXW	Nasdaq Global Market
Units, each consisting of one share of Class A Common Stock and one-half of one Warrant	PBAXU	Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)
.
Yes
☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

Auditor Firm ID:	Auditor Name:	Auditor Location:

24 68	Citrin Cooperman & Company, LLP	New York, NY

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act
.
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report
.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s Class A commons stock was not publicly traded. Accordingly, there was
no
market value for the registrant’s Class A common stock on such date.
As of March
2
4
, 2022, there were 18,385,000 shares of Class A common stock and 4,596,250 shares of Class B common stock of the registrant issued and outstanding.
Documents Incorporated by Reference: None.

i

GLOSSARY OF TERMS
Unless otherwise provided in this Annual Report on Form
10-K:

•	references to “we,” “us,” “company” or “our company” refer to Phoenix Biotech Acquisition Corp.;

•	References to “Cantor Fitzgerald” or “Cantor” are to Cantor Fitzgerald & Co., the representative of the underwriters of the initial public offering;

•
references to “CCM” are to Cohen
 & Company Capital Markets, a division of J.V.B. Financial Group, LLC whom we engaged to provide consulting and advisory services in connection with the initial public offering;

•	references to “initial holders” or “initial stockholders” are to our sponsor and any other holders of our founder shares immediately prior to our initial public offering;

•	references to “founder shares” are to 4,596,250 shares of our Class B common stock issued by us to our initial stockholders;

•
references to our “initial public offering” means the initial public offering of 17,500,000 of our units, each unit consisting of one share of our Class
 A common stock and
one-half
of one warrant, where each whole warrant entitles the holder to purchase one share of our Class
 A common stock, which was consummated on October
 8, 2021;

•	references to our “management” or our “management team” refer to our officers;

•
references to our “public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

•
references to “public stockholders” refer to the holders of our public shares, which may include our initial holders and members of our management team if and to the extent they have purchased public shares, provided that any such holder’s status as a “public stockholder” shall only exist with respect to such public shares;

•
references to “private placement” refer to the private placement of 885,000 units purchased by our sponsor, Cantor Fitzgerald and CCM, which was consummated simultaneously with the completion of our initial public offering, at a purchase price of $10.00 per unit for a total purchase price of $8.85 million;

•
references to “placement units” are to the 885,000 units purchased by our sponsor, Cantor Fitzgerald and CCM in the private placement, each placement unit consisting of one placement share and one-half
of one placement warrant;

•
references to “placement shares” are to an aggregate of 885,000 shares of our Class
 A common stock included within the placement units purchased by our sponsor, Cantor Fitzgerald and CCM in the private placement;

•
references to “placement warrants” are to warrants to purchase an aggregate of 442,500 shares of our Class
 A common stock included within the placement units purchased by our sponsor, Cantor Fitzgerald and CCM in the private placement;

•	references to our “sponsor” and to “Phoenix Biotech Sponsor” are to Phoenix Biotech Sponsor, LLC, a Delaware limited liability company. The manager of our sponsor is Chris Ehrlich; and

•
references to “trust account” are to the trust account into which $178,500,000 of the net proceeds of the initial public offering and private placement were deposited for the benefit of the public stockholders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute “forward-looking statements” for the purposes of federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

•	the ability of our officers and directors to generate potential investment opportunities;

•	our ability to complete our initial business combination;

•	our success in retaining or recruiting, or changes required in, officers, key employees or directors following our initial business combination;

•	the allocation by our officers and directors of their time to other businesses and their potential conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•
failure to maintain the listing on, or the delisting of our securities from, NASDAQ or an inability to have our securities listed on NASDAQ or another national securities exchange following our initial business combination;

•	potential changes in control if we acquire one or more target businesses for stock;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	our financial performance.
The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
Summary of Risk Factors
Our business is subject to numerous risks and uncertainties, including those highlighted in the section title “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to effect a business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

•	newly formed company without an operating history;

•	delay in receiving distributions from the trust account;

•	lack of opportunity to vote on our proposed business combination;

•	lack of protections afforded to investors of blank check companies;

•	deviation from acquisition criteria;

•	issuance of equity and/or debt securities to complete a business combination;

•	lack of working capital;

•	third-party claims reducing the per-share redemption price;

•	negative interest rate for securities in which we invest the funds held in the trust account;

•	our stockholders being held liable for claims by third parties against us;

•	failure to enforce our sponsor’s indemnification obligations;

•	warrant holders limited to exercising warrants only on a “cashless basis;”

•	the ability of warrant holders to obtain a favorable judicial forum for disputes with our company;

•	dependence on key personnel;

•	conflicts of interest of our sponsor, officers and directors;

•	the delisting of our securities by NASDAQ;

•	dependence on a single target business with a limited number of products or services;

•	our stockholders’ inability to vote or redeem their shares in connection with our extensions;

•	shares being redeemed and warrants becoming worthless;

•	our competitors with advantages over us in seeking business combinations;

•	ability to obtain additional financing;

•	our initial stockholders controlling a substantial interest in us;

•	warrants adverse effect on the market price of our common stock;

•	disadvantageous timing for redeeming warrants;

•	registration rights’ adverse effect on the market price of our common stock;

•	impact of COVID-19 and related risks;

•	business combination with a company located in a foreign jurisdiction;

•	changes in laws or regulations;

•	tax consequences to business combinations; and

•	exclusive forum provisions in our amended and restated certificate of incorporation.

PART I

Item 1.	BUSINESS
General
We are a blank check company incorporated as a Delaware corporation formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination or our business combination. We have generated no operating revenues to date, and we do not expect that we will generate operating revenues until we consummate our initial business combination.
While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we intend to focus on industries that complement our management team’s background, and to capitalize on the ability of our management team to identify and acquire a business, focusing on the healthcare or healthcare related industries in the United States and Europe. In particular, we intend to prioritize companies in the life sciences sector where our management team and board of directors has extensive experience.
At December 31, 2021, we had not yet commenced operations. All activity through December 31, 2021 relates to the Company’s formation, its initial public offering and identifying a target company for our initial business combination.
The registration statement for our initial public offering was declared effective on October 5, 2021. On October 8, 2021, we consummated the initial public offering of 17,500,000 units, which included the partial exercise by the underwriter of its over-allotment option in the amount of 2,000,000 units, generating gross proceeds of $175,000,000.
Simultaneously with the closing of the initial public offering, we consummated the sale of 885,000 placement units at a price of $10.00 per unit in a private placement to our sponsor, Cantor Fitzgerald and CCM, generating gross proceeds of $8,850,000.
Following the closing of the initial public offering on October 8, 2021, an amount of $178,500,000 ($10.20 per unit) from the net proceeds of the sale of the units in the initial public offering and the placement units was placed in a trust account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the consummation of a business combination, (ii) the redemption of any public shares in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 15 months from the consummation of the initial public offering; or (iii) the distribution of the trust account, if we are unable to complete a business combination within the combination period or upon any earlier liquidation of us.
Our Management Team
Experienced SPAC Management Team with Business Combination Success.
Joining our company is a team of high-level senior life sciences executives. The team includes Brian Atwood, our Chairman, Chris Ehrlich, our Chief Executive Officer, Douglas Fisher, our President and Daniel Geffken, our Chief Financial Officer. Our Board of Directors provides valuable guidance, technical domain expertise, value-added input regarding senior team leadership capabilities of prospective business combination targets, and access to differentiated ideas and opportunities through complementary networks.

Messrs. Ehrlich, Geffken and Atwood, and Mses. Loewy and Kosacz, served as executive officers and/or directors of Locust Walk Acquisition Corp. (“LWAC”), a blank check company that raised $175.0 million in its initial public offering in January 2021. On May 26, 2021, LWAC entered into an Agreement and Plan of Merger (the “Locust Walk Merger Agreement”) by and among LWAC, Locust Walk Merger Sub Inc. (“Merger Sub”), and eFFECTOR Therapeutics, Inc. (“eFFECTOR”), which provided for a business combination between LWAC and eFFECTOR through the merger of Merger Sub with and into eFFECTOR, with eFFECTOR surviving the merger as a wholly owned subsidiary of LWAC (the “Locust Walk Merger”). The Locust Walk Merger was consummated on August 25, 2021, at which time the pre-acquisition
executive officers and directors of LWAC, with the exception of Mr. Ehrlich and Elizabeth Bhatt, resigned, and Locust Walk was renamed “eFFECTOR Therapeutics, Inc.” The shares of common stock and warrants of eFFECTOR Therapeutics, Inc. are currently traded on the NA Capital Market under the symbols “EFTR” and “EFTRW,” respectively. No pre-acquisition
executive officers or directors of Locust Walk received any severance or other payment or benefit in connection with their respective resignations, although they did retain founder shares issued to them for nominal consideration in connection with the formation of LWAC.
Brian Atwood serves as a Managing Director for Versant Ventures, a healthcare-focused venture capital firm that he co-founded
in 1999 and previously served as the Chairman of LWAC. In 2015, Mr. Atwood co-founded
Cell Design Labs, Inc., a biotechnology company focused on developing human cell engineering technology for the treatment of multiple diseases, including cancer, where he served as President and Chief Executive Officer until 2017, when it was acquired by Gilead Sciences. Mr. Atwood serves on the board of directors of Clovis Oncology, Inc., and Atreca, Inc., where he is Chairman. He also served on the board of directors of Immune Design Corp. from May 2008 until June 2016 (acquired by Merck in 2019), Veracyte, Inc., from its founding in 2008 until December 2016, OpGen Inc., from July 2007 until December 2017, Five Prime Therapeutics, from 2002 until March 2016, Cadence Pharmaceuticals, Inc. from March 2006 until its acquisition in March 2014, Helicos Biosciences from 2003 until September 2011, Pharmion Corporation from 2000 until its acquisition in March 2008 and Trius Therapeutics, Inc. from February 2007 until its acquisition in September 2013. Mr. Atwood has a B.S. in Biological Sciences from the University of California, Irvine, a M.S. in Ecology from the University of California, Davis, and a M.B.A. from Harvard Business School.
Chris Ehrlich served as the Chief Executive Officer of LWAC from January 2021 to August 2021. He previously served as Senior Managing Director and the Global Head of Strategic Transactions at Locust Walk Partners from 2013 to 2021. He brings significant biotechnology industry and venture capital experience. Since joining Locust Walk Partners in 2013, Mr. Ehrlich has been involved with sourcing and leading multiple transactions for emerging biopharmaceutical companies, including the sale of Xyphos Biosciences, Inc. to Astellas in 2019 and the sale of Thar Pharmaceuticals to Grunenthal in 2018. Prior to Locust Walk Partners, he was a Managing Director at InterWest Partners, or InterWest, a venture capital firm. At InterWest, he served on the boards of KAI Pharmaceuticals, a privately held pharmaceutical company (acquired by Amgen in 2012), Biomimetic Therapeutics, Inc., a biotechnology company (acquired by Wright Medical Technologies in 2013), InvuitY, Inc., a medical technology company acquired by Stryker in 2018) and Xenon Pharmaceuticals, a biopharmaceutical company (NASDAQ: XENE). Prior to joining InterWest, Mr. Ehrlich worked as the Director of Licensing and Business Development at Purdue Pharma, in business development at Genentech, in venture capital at the U.S. Russia Investment Fund, and in biotechnology strategy development at L.E.K. Consulting. Mr. Ehrlich currently serves on the Board of Directors of Prostate Management Diagnostics, Inc., on the Advisory Board of the Peter Michael Foundation, where he is a Senior Advisor, and on the Healthcare at Kellogg Advisory Board at Northwestern University. Mr. Ehrlich has a B.A. in Government from Dartmouth College and a M.B.A. from the Kellogg Graduate School of Management at Northwestern University.
Douglas Fisher, MD is currently a Venture Partner at Revelation Partners, which he joined in 2020, and an Executive in Residence at InterWest Partners. Dr. Fisher joined InterWest’s healthcare team in 2009, focusing on biopharmaceutical, diagnostic and medical device investments. He is a board member of Gynesonics, Indi Molecular, Precipio Diagnostics (NASDAQ: PRPO), and WeavR Health. He is also actively involved in InterWest’s investments in PMV Pharma, Potenza Therapeutics, Sera Prognostics (NASDAQ: SERA, where he serves as the Chief Business Officer), and Tizona Therapeutics. Prior to joining InterWest, Dr. Fisher was a vice president at New Leaf Venture Partners where he spent three years focusing on biopharmaceutical, medical device, and diagnostics investments including Pearl Therapeutics, Interlace Medical (Acquired by Hologic), and Stromedix (Acquired by Biogen Idec). Prior to joining New Leaf, Dr. Fisher was a project leader with The Boston Consulting Group where he was a member of the Health Care Practice Area, consulting for leading pharmaceutical and biotech companies. Previously, Dr. Fisher worked for Centocor (a J&J operating company) in the Global Biologic Strategic Marketing Group. He received an A.B. in Economics and a B.S. in Biology, from Stanford. Dr. Fisher has a M.D. from the University of Pennsylvania School of Medicine and a M.B.A. from The Wharton School, University of Pennsylvania.
Daniel Geffken is a founder and Managing Director of Danforth Advisors, LLC, or Danforth, a strategic, financial and thought partner to public and private life science companies across all stages of the corporate life cycle. He also served as the Chief Financial Officer of LWAC from January 2021 to August 2021. Mr. Geffken brings more than 30 years of experience to his work with Danforth clients, ranging from start-ups
to publicly traded companies with $1 billion+ market capitalizations. Through Danforth, Mr. Geffken has served as Chief Financial Officer for ProMIS Neurosciences (TSX: PMN; OTCQB: ARFXF), a biotechnology company focused on the discovery and development of antibody therapeutics for neurodegenerative diseases, since March 2017, and Eloxx Pharmaceuticals, Inc. (NASDAQ: ELOX), a biotechnology company, since April 2021. He is currently chief financial officer of or consultant to various life sciences companies including Prilenia Therapeutics Development Corp., Apic Bio Inc., Myeloid Therapeutics, Calcimedica Inc., Elicio Therapeutics Inc., and Dermbiont, Inc. Since 2013, he has participated in more than 18 initial public offering, or IPO, filings and has assisted in raising more than $1 billion in debt and equity securities. Since 2019, Mr. Geffken has been a member of the board of directors of Windtree Therapeutics (NASDAQ: WINT), a biopharmaceutical company and, from May 2013 to October 2017, he was a member of the board of directors of Alcobra Ltd., a public biotechnology company that merged with Arcturus Therapeutics, Inc. (NASDAQ: ARCT). From November 2017 until May 2018, Mr. Geffken served on the board of directors of Arcturus. Since its founding in 2011, Danforth has consulted with more than 700 life science companies. Mr. Geffken has a B.S. in Economics from The Wharton School, University of Pennsylvania and a M.B.A. from Harvard Business School.
Barbara Kosacz has served as the Chief Operating Officer and General Counsel of Kronos Bio, Inc. (NASDAQ: KRON), a clinical-stage biopharmaceutical company, since July 2020. She also served as a director of LWAC from January 2021 to August 2021. Prior to that, Ms. Kosacz was a Partner at the international law firm Cooley LLP from January 1997 to December 2000, and from February 2002 until July 2020, where she led the international Life Sciences Practice. Ms. Kosacz has more than 25 years of experience in counseling clients in the life sciences arena, ranging from early stage startups to larger public companies, venture funds, investment banks, and non-profit
institutions. She has served as a member of the BIO Emerging Companies’ Section Governing Board, is a member of the Board of Trustees of the Keck Graduate Institute, an advisory board member of Locust Walk Partners, and has been a speaker at multiple life sciences-related conferences, as well as guest lecturer at the University of California, Berkeley, and Stanford University about biotechnology law, biotechnology business models, corporate partnering negotiations and deal structures, and bioethics. Recognized by Best Lawyers in America since 2008 and most recently as Biotechnology Lawyer of the Year in 2018, Ms. Kosacz was listed as a “leading lawyer” for healthcare and life sciences in the 2018 Legal 500, as a “Band 1” attorney in the 2018 edition of Chambers USA: America’s Leading Lawyers for Business and recognized as a “highly recommended transactions” lawyer by IAM Patent 1000 for her “nearly three decades advising diverse companies in the industry at a deeply strategic and commercial level and overseeing their most complex and profitable deals.” Ms. Kosacz is currently senior counsel at Cooley LLP and a member of the board of directors of Xoma Corp. (NASDAQ: XOMA), a biotechnology company. Ms. Kosacz received a B.A. in Classics from Stanford University and a J.D. from the University of California, Berkeley School of Law.
Kathleen LaPorte is an experienced executive, founder and board member, focused on life sciences.
She co-founded New
Leaf Ventures, served as a General Partner of The Sprout Group, and was Chief Business Officer and Chief Executive Officer of Nodality Inc. Ms. LaPorte has served on 16 public company boards and

14 public company audit committees and numerous private company boards. Ms. Laporte currently serves as an independent director for Bolt Biotherapeutics (NASDAQ: BOLT), Precipio Diagnostics (NASDAQ: PRPO), 89Bio (NASDAQ: ENTB), D2G Oncology, Elysium Therapeutics, and Q32 BIO. Ms. LaPorte serves as the chair of the audit committees of both Bolt Biotherapeutics and Precipio Diagnostics. She previously served on the California Institute for Regenerative Medicine, a state agency board. Ms. LaPorte has a B.S. degree in Biology from Yale University and a M.B.A. from the Stanford University Graduate School of Business.
Caroline Loewy serves or has served on public company boards, including LWAC, provides strategic advisory services to life science companies, and has more than 25 years of experience in the biopharmaceutical industry.
She co-founded and
served as Chief Financial Officer and Chief Business Officer of Achieve Life Sciences, Inc., a specialty pharmaceuticals company, from 2015 to 2017. Prior to Achieve Life Sciences, she served as Chief Financial Officer of several life sciences companies, including Tobira Therapeutics, Inc. from 2012 to 2014, Corcept Therapeutics Inc. from 2008 to 2011 and Poniard Pharmaceuticals, Inc. from 2006 to 2008. Prior to that, Ms. Loewy was a senior biotechnology equity research analyst at Morgan Stanley, Inc. from 2000 to 2004 and Prudential Securities, Inc. from 1996 to 1999. She began her career as a financial analyst at BankAmerica Corporation. Ms. Loewy is a founding board member of the Global Genes Project and a member of the Steering Committee of the Forum for Collaborative Research in Rare Diseases. She is also a founding board member of the KCNQ2 Cure Alliance Foundation. Ms. Loewy currently serves on the boards of directors of, CymaBay Therapeutics Inc., Aptose Biosciences Inc. and PhaseBio Pharmaceuticals, Inc.
Ryan Gilbert serves as an advisor to the company. Mr. Gilbert brings over 20 years of global financial services expertise as an entrepreneur, angel investor, venture investor, and advisor. His public company exits include Square and Eventbrite. Mr. Gilbert previously served as an advisor to LWAC and currently serves as an advisor to Newcourt Acquisition Corp., the President and Chief Executive Officer of FTAC Parnassus Acquisition Corp. (NASDAQ: FTPA) and of FTAC Zeus Acquisition Corp. (NASDAQ: ZING), each a blank check company formed for the purpose of effecting its own initial business combination. He was most recently President and Chief Executive Officer of FTAC Olympus Acquisition Corp., or FTAC Olympus, a blank check company which raised $754.0 million in its initial public offering in August 2020 and that merged with Payoneer (NASDAQ: PAYO) in June 2021. Mr. Gilbert is founder and General Partner of Launchpad Capital, a venture capital fund. He was most recently a General Partner at Propel Venture Partners, a venture capital fund backed by BBVA Group. He currently serves on the boards of directors of Propel Venture Partners portfolio companies Charlie Finance Co., Guideline, Inc., Grabango Co. and Steady Platform Inc. Mr. Gilbert serves as the executive chairman of SmartBizLoans, a small business lending marketplace that he co-founded
as an
entrepreneur-in-residence
at Venrock. Mr. Gilbert is an independent director of bKash, Bangladesh’s largest remittance and mobile banking platform, and a director of River City Bank, a $3.2 billion community bank based in Sacramento, CA. He was previously co-founder
and Chief Executive Officer of real estate payments company PropertyBridge (acquired by MoneyGram International). Mr. Gilbert graduated from the University of the Witwatersrand in Johannesburg, South Africa.
Shami Patel also serves as an advisor to the company. Mr. Patel is a Managing Director of the Asset Management Group of Cohen & Company Inc., a financial services company. He previously served as an advisor to LWAC and as an advisor to FinServ Acquisition Corp., or Finserv (NASDAQ: FSRV), a blank check company which raised $250.0 million in its IPO in November 2019 and consummated its business combination in June 2021. Mr. Patel previously served as Chief Operating Officer of FTAC Olympus. Mr. Patel was also active in all aspects of the IPO and business combination process of FinTech Acquisition Corp., or FinTech I and FinTech Acquisition Corp. II, or FinTech II, including origination, due diligence and execution. He served as a Director, Chair of the Audit Committee and member of the Compensation Committee of FinTech I and FinTech II. FinTech I raised $100.0 million in its IPO in February 2015 and completed its initial business combination when it acquired FTS Holding Corporation in July 2016, in connection with which FinTech I changed its name to CardConnect Corp. The common stock of CardConnect Corp. was traded on the Nasdaq Capital Market under the symbol “CCN” until CardConnect Corp. was acquired by First Data Corporation in July 2017. FinTech II raised $175.0 million in its IPO in January 2017 and completed its initial business combination when it acquired

Intermex Holdings II in July 2018, in connection with which FinTech II changed its name to International Money Express, Inc. The common stock of International Money Express, Inc. is currently traded on the Nasdaq Capital Market under the symbol “IMXI.” He also served as an advisor to FinTech Acquisition Corp. III, or FinTech III, a blank check company which raised $345.0 million in its IPO in November 2018 and completed its initial business combination when it merged with affiliates of Paya, Inc. in October 2020, in connection with which Paya Holdings Inc. became publicly traded on the Nasdaq Capital Market under the symbol “PAYA.” Mr. Patel has a B.A. in Philosophy and Economics from Trinity University and a J.D. and M.B.A from Duke University.
The past performance of our management team, our advisors, our board, is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. You should not rely on the historical record of our management teams’, our advisors’, or our board’s performance as indicative of our future performance.
Industry Opportunity
While we may acquire a business in any industry, we will focus on the healthcare and healthcare related industries in the United States and Europe. The large overall size of the healthcare industry, the continued investment in innovative technologies, the broad universe of acquisition targets, the favorable public market conditions for healthcare, and our expertise in the healthcare sector support our ability to identify an attractive opportunity and execute a high-value business combination in the healthcare industry, specifically in the life sciences sector.
The healthcare industry represents a large target market with constant innovation and high levels of investment in innovative technologies
. According to the Center for Medicare and Medicaid Services, or CMMS, the U.S. national healthcare expenditure is projected to have surpassed $3.8 trillion in 2019 and to exceed $4.0 trillion in 2020 and to exceed $4.2 trillion in 2021. There is significant growth potential for the healthcare market in the upcoming years; CMMS suggests that the total healthcare spending is projected to grow at a 5.4% average annual rate from 2019 through 2028, which is projected to outpace the U.S. gross domestic product, or GDP, average annual growth rate of 4.3% per year in this period. Additionally, U.S healthcare expenditure is expected to steadily approach 20% of total U.S. GDP by 2028, according to CMMS. According to Deloitte Touche Tohmatsu Limited, an international professional services network, drivers of change in the healthcare industry include continued technological advancements, population aging, increased prevalence of chronic disease, and a rise in demand for healthcare products and services due to improved access to healthcare. We believe these factors will also drive the favorable pace of growth in the healthcare industry.
The life sciences sector is a large and fast-growing subsector of the healthcare industry. According to the IQVIA Institute for Human Data Science (“IQVIA”), U.S. life sciences venture capital deal volume reached approximately $20 billion in 2019, with average deal values growing at a 12% compound annual growth rate, or CAGR, from 2014 to 2019. Furthermore, biopharma’s investment into research and development, or R&D, to fuel future innovation is evident: according to Evaluate Pharma, global biopharmaceutical R&D expenditure reached $186 billion in 2019 and, according to Pharma Intelligence, there is a pipeline of approximately 17,700 assets in 2020 in all stages of development, ranging from preclinical product candidates to approved therapies. Additionally, according to IQVIA, in the period from 2014 to 2019, the 15 largest pharmaceutical companies increased annual R&D spending from approximately $87 billion to approximately $110 billion with a 5% CAGR. This increase in R&D investment has been matched by an increase in the commercialization of therapeutics: the U.S. Food and Drug Administration (the “FDA”), has approved an average of 51 novel drugs annually in each of the last three years from 2016 through 2019 as compared to about 32 novel drugs annually in each of the prior seven years from 2010 through 2016. We believe this pace of innovation in the life sciences sector is robust due to several factors including high unmet medical needs, time-limited patent protection of drugs, and global healthcare cost pressures.
An abundance of private life science companies seeking capital suggests ample business combination opportunities.
There is a vast, addressable universe of potential targets in the healthcare industry in the United

States. According to the USA Life Sciences Database, as of 2020, there are at least approximately 7,080 life sciences companies based in the United States focused on a variety of sub-sectors within the
healthcare industry. Furthermore, as of June 14, 2021, only 775 companies are traded on NASDAQ and 26 are traded on the NYSE, leaving a significant amount of private companies. These private biopharmaceutical companies are raising substantial amounts of capital. According to Evaluate Pharma, in 2020 alone, nearly $20 billion was raised for private biopharmaceutical companies, following nearly $60 billion in the prior four years. The high level of fundraising activity across this substantial universe of private biopharmaceutical companies suggests that there is an abundance of private biopharmaceutical that could potentially be interested in a business combination with us.
In addition, according to a 2020 study by IQVIA, the total volume of Phase 1 and Phase 2 clinical trials increased by 35% from 2014 through 2019, which we believe indicates an increased number of biopharmaceutical companies entering clinical studies, which are likely to require capital to advance their programs. The main focus areas for development focus appear to be oncology, neurology, infectious and autoimmune disorders which well aligns with our board and management team’s experience. Of particular note, there has been a 76% increase in oncology products advancing to late stage clinical trials between 2014-2019. In 2019, products in development for oncology represented nearly one-third of
all programs in development. Based on previous experience and the skill sets of our team, it is likely that a substantial portion of our focus will be on oncology programs.
SPACs becoming an increasingly well accepted model for biotechnology companies.
 While 2019 saw very few SPAC IPOs with a focus on life sciences, 2020 and the first quarter of 2021 saw a significant increase. In fact, according to Locust Walk Partners, in 2019, only one biotechnology-focused SPAC completed an IPO, while in 2020, there were 34. In 2021, 21 biotechnology SPACs went public. Many of these have already announced business combinations, indicating the increased acceptance of the SPAC model for high-quality biotechnology companies. In the first quarter of 2021, eight SPAC merger deals were announced and four were completed.
Advantages of SPAC Model.
 Despite a robust market for biotechnology IPOs, we believe that the SPAC model offers several key advantages to management seeking to advance their assets, including:

•
Potentially reduced management time and distraction:
 Getting ready for an IPO requires boards and management teams to devote considerable time and attention to the lengthy process. It includes, among other activities, document drafting, underwriter selection and extensive investor engagement. In addition, private biotech companies often have to spend significant time in advance of the IPO to secure private “crossover funding.” So, in effect, there is a two-step process.
The significant commitment of time and resources can distract management teams from focusing on advancing a company’s product pipeline, a particularly challenging dynamic for high-growth biotechnology company executives. SPACs may offer a more streamlined and efficient path to becoming a publicly-held company.

•
Improved access to more diverse capital:
 There is a limited number of dedicated biotechnology funds with the ability to perform thorough due diligence on biotechnology companies. Many of these firms work together in close-knit relationships. As a result, private biotechnology companies are often beholden to the same limited set of investors to help anchor an IPO. Furthermore, as it is advantageous to them, these investors often attempt to encourage private biotech companies to pursue crossover funding ahead of the IPO. Failure to capture the attention and support of these investors can negatively impact the execution of the IPO. Moreover, a biotechnology IPO that produces a relatively narrow investor base can lead to material longer-term negative impacts including stockholder base turnover and increased share price volatility. These dynamics can impair a management team’s ability to focus on long-term value creation. We believe that SPACs offer private biotech companies the ability to bypass the crossover round before going public and potentially access a more diverse stockholder base.

•	Improved price discovery: The process for biotechnology IPO demand generation often leads to deals that, while significantly oversubscribed, do not achieve the best price possible for biotechnology companies. As previously mentioned, IPO valuations are often closely related to private crossover valuations. This limited process of true price discovery can frustrate the ability of biotechnology companies to maximize proceeds at IPO and lead to outsized trading fluctuations post-IPO pricing.
SPACs may offer greater price and valuation certainty to management teams.

•
Risk of IPO Window Closing:
 A biotechnology company’s ability to access the public markets is contingent on a constructive macroeconomic backdrop, but can also be impacted by fluctuating investor sentiment due to exogenous events, which can cause financing windows to close quickly and unexpectedly. SPACs may offer a more predictable alternative to the public market.

We believe that biotechnology companies at a certain stage in their development will see material benefits from being publicly traded, including greater company and product awareness, a more liquid acquisition currency and diversified funding sources and access to capital. An acquisition by a blank check company with a management team that is well known and respected by biotechnology company founders, investors and management teams can provide a more transparent and efficient mechanism to bring a private biotechnology company to the public markets.
We have significant domain expertise that we believe will position us uniquely for a successful business combination.
Successfully identifying an investment opportunity in the healthcare industry requires significant sector-specific knowledge and technical expertise. Our management team and board’s experience in the healthcare industry has equipped us with significant scientific knowledge to assess the quality of the science and competitive landscape; clinical development and pipeline prioritization expertise to evaluate a company’s portfolio and development plan; an understanding of the complex healthcare regulatory framework to identify any development hurdles; a grasp of commercial opportunity analytics to validate the commercial potential of target products; and experience with nuanced valuation strategies and specialized accounting treatments for life sciences companies to properly value the opportunity. Because our management team has leveraged them throughout their careers in the healthcare industry, we believe we are well positioned to properly evaluate and enter into a business combination.
Acquisition Strategy
We believe our management team, with the assistance of our board and advisors, is well positioned to identify unique opportunities within the life sciences industry. Each member of our management team and board has spent significant portions of their careers working with businesses in the life sciences industry and have developed a wide network of professional services contacts and business relationships in that industry. Our selection process leverages our relationships with venture capitalists and growth equity funds, executives of private and public companies, as well as investment banking firms, which we believe should provide us with a key advantage in sourcing potential business combination targets. Given our profile and industry expertise, we anticipate that target business combination candidates may be brought to our attention from various unaffiliated sources, including investors in and managers of other private and public companies in our networks.
We also deploy a proactive sourcing strategy to focus on unique opportunities that are best positioned for our initial business combination. We leverage our collective deep industry expertise and analytical capabilities to identify characteristics of life science companies historically correlating with outperforming publicly traded peers. We also leverage our significant operating, corporate strategy, and business development expertise to efficiently triage opportunities to focus on those opportunities that we believe present the highest risk-adjusted return potential for our stockholders. We will attempt to use these insights to identify attractive acquisition targets for our initial business combination. We believe the combination of the relationships, capital markets expertise, and operating experience of our advisors can help accelerate the process and make us a preferred partner for these potential targets. We will initially focus on emerging growth healthcare companies in healthcare niches including, but not limited to, biotechnology, medical technology and digital health.

Acquisition Criteria
We have identified the following criteria to evaluate prospective target businesses. We may, however, decide to enter into our initial business combination with a target business that does not meet these specific criteria. We currently intend to seek companies that we believe:

•
are developing products, technologies, or services that are differentiated or will be differentiated from competitors based on scientific rationale, preclinical and/or clinical data, and address unmet needs, suggesting favorable growth opportunities in the markets in which they operate or intend to operate;

•
have developed or are developing products, technologies, or services that have progressed sufficiently to evaluate and reduce risk in the investment while having a well-defined path toward value creating milestones;

•	offer unrecognized or underrecognized value within the investment community;

•	are led by exceptional management teams and have strong corporate governance and reporting policies in place; and

•	can benefit from our industry expertise and relationships as well as access to the public capital markets and are expected to be well received by public investors.
These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the Securities and Exchange Commission.
We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors or their respective affiliates. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, or their respective affiliates, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority, or FINRA, or a qualified independent accounting firm that our initial business combination is fair to our company from a financial point of view. Additionally, pursuant to NASDAQ rules, any initial business combination must be approved by a majority of our independent directors.
Initial Business Combination
Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. Our stockholders may not be provided with a copy of such opinion, nor will they be able to rely on it.
We may, at our option, pursue an acquisition opportunity jointly with one or more entities or funds affiliated with our sponsor or management team or their respective affiliates, which we refer to as an affiliated joint acquisition. Any such parties may co-invest with
us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. We refer to this potential future issuance, or a similar issuance to other specified purchasers, as a “specified future issuance” throughout this Annual Report.

Effecting Our Initial Business Combination
General
We are not presently engaged in, and we will not engage in, any operations until completion of our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the private placement, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination.
If we pay for our initial business combination using stock or debt securities, or we do not use all of the funds released from the trust account for payment of the purchase price in connection with our business combination or for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.
There is no current basis for stockholders to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.
NASDAQ rules require that our initial business combination be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. However, if our securities are not listed on NASDAQ or another securities exchange, we will no longer be subject to that requirement.
We may seek to raise additional funds through a private offering of debt or equity securities to finance our initial business combination, and we may effectuate an initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the initial business combination would disclose the terms of the financing and, only if required by law or NASDAQ, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.
Sources of Acquisition Candidates
We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, attorneys, accountants, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds, brokers and other members of the financial community and corporate executives. These target candidates may present solicited or unsolicited proposals. Such sources became aware that we were seeking a business combination candidate by a variety of means, including publicly available information relating to the initial public offering, public relations and marketing efforts or direct contact by management following the completion of the initial public offering.
Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their contacts. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only if our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is), other than (i) repayment of loans made to us prior to the date of the initial public offering by our sponsor to cover offering-relating and organization expenses, (ii) repayment of loans that our sponsor or one of its affiliates may make to finance transaction costs in connection with an intended initial business combination (provided that if we do not consummate an initial business combination, we may use working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment), (iii) payments to our sponsor or its affiliate or designee of a total of $20,000 per month for office space, administrative and shared personnel support services, (iv) $465,000 to CCM at the closing of the initial public offering for financial advisory services provided by CCM in connection with the initial public offering, and $1,162,500, which will be paid to CCM upon the closing of our initial business combination, (v) at the closing of our initial business combination, customary advisory fees, including placement agent fees, to an affiliate of our sponsor, in amounts that constitute a market standard fee for comparable transactions and services provided; and (vi) to reimburse our sponsor, officers or directors for any out-of-pocket
expenses related to identifying, investigating and completing an initial business combination. Any advisory fee payable to an affiliate of our sponsor will be negotiated on an arms-length basis and will require approval of our audit committee. None of the initial holders, our officers, our directors or any entity with which they are affiliated will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective acquisition target in connection with a contemplated acquisition of such target by us. Although some of our officers and directors may enter into employment or consulting agreements with the acquired business following our initial business combination, the presence or absence of any such arrangements will not be used as a criterion in our selection process of an acquisition candidate.
We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, directors or their affiliates. Additionally, we are not prohibited from partnering, submitting joint bids, or entering into any similar transaction with such persons in the pursuit of an initial business combination. If we seek to complete an initial business combination with such a company or we partner with such persons in our pursuit of an initial business combination, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm, that such an initial business combination is fair to our stockholders from a financial point of view. Generally, such opinion is rendered to a company’s board of directors and investment banking firms may take the view that stockholders may not rely on the opinion. Such view will not impact our decision on which investment banking firm to hire. Additionally, pursuant to NASDAQ rules, any initial business combination must be approved by a majority of our independent directors.
Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain a financial fairness opinion from an independent investment banking firm. If we do not obtain such an opinion, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value and fairness based on standards generally accepted by the financial community. The application of such standards would involve a comparison, from a valuation standpoint, of our business combination target to comparable public companies, as applicable, and a comparison of our contemplated transaction with such business combination target to other then-recently announced comparable private and public company transactions, as applicable. The application of such standards and the basis of our board of directors’ determination will be discussed and disclosed in our tender offer or proxy solicitation materials, as applicable, related to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.
In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.
Selection of a target business and structuring of our initial business combination
NASDAQ rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.
In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of NASDAQ’s 80% fair market value test. There is no basis for stockholders to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.
To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.
In evaluating a prospective business target, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.
The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.
Lack of business diversification
For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By consummating a business combination with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.
Limited ability to evaluate the target’s management team
Although we closely scrutinize the management of a prospective target business when evaluating a target business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. The future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that members of our management team will have experience or knowledge relating to the operations of the particular target business.
We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.
Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.
Stockholders may not have the ability to approve a business combination
We may not seek stockholder approval before we effect our initial business combination as not all business combinations require stockholder approval under applicable state law. However, we will seek stockholder approval if it is required by law or NASDAQ, or we may decide to seek stockholder approval for business or other reasons. Presented in the table below is a table of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes
So long as we obtain and maintain a listing for our securities on NASDAQ, stockholder approval would be required for our initial business combination if, for example:

•	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding (other than in a public offering);

•
any of our directors, officers or substantial stockholders (as defined by NASDAQ rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

•	the issuance or potential issuance of common stock will result in our undergoing a change of control.
Permitted purchases of our securities
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers or their respective affiliates may purchase public securities in the open market or in privately negotiated transactions either prior to or following the consummation of our initial business combination, although as of the date of this Annual Report they have no commitments, plans or intentions to engage in such transactions. If they do effect such purchases, we anticipate that they would approach a limited number of large holders of our securities that have voted against the business combination or sought redemption of their shares, or that have indicated an intention to do so, and engage in direct negotiations for the purchase of such holders’ positions. All holders approached in this manner would be institutional or sophisticated holders. There is no limit on the number of shares they may acquire. Our sponsor, directors, officers, advisors or their affiliates will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or during a restricted period under Regulation M under the Exchange Act or in transactions that would violate Section 9(a)(2) or Rule
10(b)-5
under the Exchange Act. Although they do not currently anticipate paying any premium purchase price for such public shares, there is no limit on the price they may pay. They may also enter into transactions to provide such holders with incentives to acquire shares or vote their shares in favor of an initial business combination. No funds in the trust account may be used to effect purchases of public securities in the open market or in privately negotiated transactions.
The purpose of such purchases of public securities would be to (i) increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to warrantholders for approval in connection with our initial business combination. This may result in the consummation of a business combination that may not otherwise have been possible.

As a consequence of any such purchases by our sponsor, directors, officers or their affiliates, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to obtain the continued listing of our securities on NASDAQ or another national securities exchange in connection with our initial business combination.
Our sponsor, officers, directors and/or their respective affiliates anticipate that they will identify the public stockholders with whom they may pursue privately negotiated purchases through either direct contact by the public stockholders or by our receipt of redemption requests or votes against the business combination submitted by such public stockholders following our mailing of proxy materials in connection with our initial business combination. The sellers of any shares so purchased by our sponsor, officers, advisors, directors and/or their affiliates would, as part of the sale arrangement, revoke their election to redeem such shares and withdraw their vote against the business combination. The terms of such purchases would operate to facilitate our ability to consummate a proposed business combination by potentially reducing the number of shares redeemed for cash.
Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule
10b-18
under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule
10b-18,
which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule
10b-5
of the Exchange Act. Rule
10b-18
has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.
Redemption rights for public stockholders upon consummation of our initial business combination
We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the consummation of our initial business combination at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including any amounts representing deferred underwriting commissions and interest earned on the trust account (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is approximately $10.20 per public share (based on the trust account balance as of December 31, 2021). There will be no redemption rights upon the consummation of our initial business combination with respect to our warrants. The initial holders, our officers and directors have agreed to waive their redemption rights with respect to their founder shares and placement shares, as applicable, (i) in connection with the consummation of a business combination, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by January 8, 2023 and (iii) if we fail to consummate a business combination by January 8, 2023 or if we liquidate prior to January 8, 2023. The initial holders and our directors and officers have also agreed to waive their redemption rights with respect to public shares in connection with the consummation of a business combination and in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by January 8, 2023. However, the initial holders and our directors and officers will be entitled to redemption rights with respect to any public shares held by them if we fail to consummate a business combination or liquidate by January 8, 2023.
Manner of Conducting Redemptions
We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either in connection with a stockholder meeting called to approve the business combination or by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement.
We currently intend to conduct redemptions pursuant to a stockholder vote unless stockholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons.
If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•
conduct the redemptions pursuant to Rule
13e-4
and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of the proposed business combination, and

•
file tender offer documents with the SEC prior to consummating our initial business combination that will contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with
Rule 10b5-1
to purchase shares of our Class A common stock in the open market, in order to comply with
Rule 14e-5
under the Exchange Act.
In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule
14e-1(a)
under the Exchange Act, and we will not be permitted to consummate our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.
If, however, stockholder approval of the transaction is required by law or Nasdaq, or we decide to obtain stockholder approval for business or other reasons, we will:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.
We expect that a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any stockholder vote even if we are not able to maintain our NASDAQ listing or Exchange Act registration.
If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders, officers and directors will count towards this quorum and have agreed to vote any founder shares, placement shares and any public shares held by them in favor of our initial business combination. We expect that at the time of any stockholder vote relating to our initial business combination, our initial stockholders and their permitted transferees will own at least 23.0% of our outstanding shares of common stock entitled to vote thereon. In the event that Cantor Fitzgerald or CCM vote placement shares held by them in favor of our initial business combination, a smaller portion of affirmative votes from other public stockholders would be required to approve our initial business combination. As a result of the placement shares that Cantor Fitzgerald and CCM will hold, they may have different interests with respect to a vote on an initial business combination than other public stockholders. These quorum and voting thresholds and agreements may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.
Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination after payment of deferred underwriting commissions (so that we are not subject to the SEC’s “penny stock” rules), and, in any event, the terms of the proposed business combination may require our net tangible assets to be greater than $5,000,001. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or members of its management team, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the allocation of cash to satisfy other conditions in accordance with the terms of the proposed business combination. If the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly tendered plus the amount of any cash payments required pursuant to the terms of the proposed business combination exceeds the aggregate amount of cash available to us, taking into consideration the requirement that we maintain net tangible assets of at least $5,000,001 or such greater amount depending on the terms of our potential business combination, we will not consummate the business combination and any shares of Class A common stock tendered pursuant to the tender offer will be returned to the holders thereof following the expiration of the tender offer.
Limitation on redemption upon consummation of a business combination if we seek stockholder approval
Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to an aggregate of more than 20.0% of the shares sold in the initial public offering without our prior consent. We believe the restriction described above will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 20.0% of the shares sold in the initial public offering could threaten to exercise its redemption rights against a business combination if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem to no more than 20.0% of the shares sold in the initial public offering, we believe we will limit the ability of a small number of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including all shares held by those stockholders that hold more than 20.0% of the shares sold in the initial public offering) for or against our initial business combination.

Tendering stock certificates in connection with redemption rights
We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve our initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the vote on the initial business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.
There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.
The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed initial business combination and check a box on the proxy card indicating such holder was seeking to exercise his redemption rights. After the initial business combination was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the consummation of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.
Any request to redeem such shares, once made, may, with our consent, be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivers its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of an initial business combination.
If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our proposed initial business combination is not consummated, we may continue to try to consummate a business combination with a different target until January 8, 2023.
Redemption of public shares and liquidation if no initial business combination
Our amended and restated certificate of incorporation provides that we have only until January 8, 2023 to complete our initial business combination. If we are unable to consummate our initial business combination by January 8, 2023, we will distribute the aggregate amount then on deposit in the trust account, pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. If we have not consummated a business combination by January 8, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account (net of taxes payable) and up to $100,000 to pay dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within such completion window.
The initial holders, our officers and directors have agreed to waive their redemption rights with respect to their founder shares and placement shares, as applicable, (i) in connection with the consummation of a business combination, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by January 8, 2023 and (iii) if we fail to consummate a business combination by January 8, 2023 or if we liquidate prior to January 8, 2023. The initial holders and our officers and directors have also agreed to waive their redemption rights with respect to public shares in connection with the consummation of a business combination and in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by January 8, 2023. However, the initial holders and our officers and directors will be entitled to redemption rights with respect to any public shares held by them if we fail to consummate a business combination by January 8, 2023.
The representative has agreed to waive its rights to deferred underwriting commissions held in the trust account if we do not consummate a business combination and subsequently liquidate and, in such event, the deferred underwriting commissions held in the trust account will be available to fund the redemption of our public shares.
Our initial stockholders, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by January 8, 2023 unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of taxes payable), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.
If we were to expend all of the net proceeds of the initial public offering and the private placement, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share
redemption amount received by stockholders upon our dissolution would be approximately $10.20. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share
redemption amount received by stockholders will not be less than the $10.20 per public share initially on deposit in the trust account. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.
Although we will seek to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. If we do not obtain a waiver from a third party, we will obtain the written consent of our sponsor before our entering into an agreement with such third party. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver and where our sponsor executes a written consent. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, pursuant to a written agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a definitive transaction agreement, reduce the amounts in the trust account to below $10.20 per share, except as to any claims by a third party who executed a waiver of rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We cannot assure you, however, that our sponsor will be able to satisfy those obligations. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations, we have not asked our sponsor to reserve for such obligations and we believe that its only assets are securities of our company. Therefore, we cannot assure you that our sponsor will be able to satisfy those obligations. We believe the likelihood of our sponsor having to indemnify the trust account is limited because we will endeavor to have all third parties that provide products or services to us and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.
If the proceeds in the trust account are reduced below $10.20 per public share and our sponsor asserts that it is unable to satisfy any applicable obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in a particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share
redemption price will not be less than $10.20 per public share.
We will have access to the net proceeds from the initial public offering and the private placement held out of trust with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares if we do not consummate our initial business combination by January 8, 2023 may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a
60-day
notice period during which any third-party claims can be brought against the corporation, a
90-day
period during which the corporation may reject any claims brought, and an additional
150-day
waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.
Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination by January 8, 2023 is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we have not consummated a business combination by January 8, 2023, or earlier at the discretion of our board, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us to pay our franchise and income taxes and up to $100,000 to pay dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following January 8, 2023 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.
Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account.
As a result of this obligation and our sponsor’s indemnification of the trust account against certain claims as previously described in this section, we believe that the claims that could be made against us will be significantly limited and that the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below $10.20 per public share, and will not be liable as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.
If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.20 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.
We cannot assure you that claims will not be brought against us for these reasons.
Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not consummate a business combination by January 8, 2023, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by January 8, 2023 or (iii) if they redeem their respective shares for cash upon the consummation of the initial business combination. Also, our management may cease to pursue a business combination prior to January 8, 2023 (our board of directors may determine to liquidate the trust account prior to such expiration if it determines, in its business judgment, that it is improbable within the remaining time to identify an attractive business combination or satisfy regulatory and other business and legal requirements to consummate a business combination). In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.
Competition
In identifying, evaluating and selecting a target business for our initial business combination, we encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash to our public stockholders who exercise their redemption rights will reduce the resources available to us for an initial business combination. In addition, the number of our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.
Facilities
We currently maintain our executive offices at 2201 Broadway, Suite 705, Oakland, CA 94612. We have agreed to pay our sponsor or its affiliate or designee a total of $20,000 per month for office space, utilities and secretarial and shared support services. A portion of such payment is paid by our sponsor to an affiliate of a member of our sponsor for additional office space and certain support services. We consider our current office space adequate for our current operations.
Employees
We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our affairs but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.
Periodic Reporting and Financial Information
We have registered our units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accountants. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.
We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with U.S. GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the above requirements or that the potential target business will be able to prepare its financial statements in accordance with the above requirements. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.
We are required to evaluate and report on our internal control procedures over financial reporting for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some stockholders find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates
exceeds $700 million as of the prior June 30
th
, and (2) the date on which we have issued more than $1.0 billion in non-convertible
debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.
Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates
exceeds $250 million as of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates
exceeds $700 million as of the prior June 30th.

Item 1A.	RISK FACTORS
You should consider carefully all of the risks described below, which we believe are the principal risks that we face and of which we are currently aware, and all of the other information contained in this Annual Report. If any of the events or developments described below occur, our business, financial condition or results of operations could be negatively affected.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks
Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, unless such vote is required by law or NASDAQ, which means we may consummate our initial business combination even though a majority of our public stockholders do not support such a combination.
We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable state law or the rules of NASDAQ or if we decide to hold a stockholder vote for business or other reasons. For example, NASDAQ rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we structure a business combination that requires us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by law or NASDAQ rules, the decision as to whether we will seek stockholder approval of a proposed business combination will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, where we are not required but elect to seek stockholder approval, we may consummate our initial business combination even if holders of a majority of the outstanding shares of our common stock do not approve of the business combination we consummate.
If we seek stockholder approval of our initial business combination, our sponsor, directors and officers have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
Our sponsor, officers and directors have agreed to vote their founder shares and any placement shares and public shares they hold in favor of our initial business combination. If we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if holders of founder shares agreed to vote their founder shares, placement shares and public shares in accordance with the majority of the votes cast by our public stockholders.
Your ability to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.
At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Since our board of directors may consummate a business combination without seeking stockholder approval, public stockholders may not have the right to vote on the business combination unless we seek such stockholder vote. Accordingly, your ability to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights with respect to a proposed business combination.
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
We may enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. Our amended and restated certificate of incorporation requires us to provide all of our stockholders with an opportunity to redeem all of their shares in connection with the consummation of any initial business combination, although our sponsor, directors and officers and each holder of placement units has agreed to waive his, her or its respective redemption rights with respect to founder shares and placement shares, and in the case of the initial holders, public shares held by him, her or it in connection with the consummation of our initial business combination. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than the amount necessary to satisfy a closing condition as described above, or less than the $5,000,001 minimum of tangible net assets which we are required to maintain, we would not proceed with such redemption and the related business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to consummate the most desirable business combination or optimize our capital structure.
At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock results in the issuance of Class A shares on a greater than one-to-one
basis upon conversion of the Class B common stock at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.
If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.
The requirement that we complete a business combination by January 8, 2023 may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate a business combination on terms that would produce value for our stockholders.
Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate a business combination by January 8, 2023. Consequently, such target businesses may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with it, we may be unable to identify another target business and complete a business combination with any target business. This risk will increase as we get closer to January 8, 2023. Depending upon when we identify a potential target business, we may have only a limited time to conduct due diligence and may enter into a business combination on terms that we might have rejected upon a more comprehensive investigation.
We may not be able to consummate a business combination by January 8, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
We must complete our initial business combination by January 8, 2023. We may not be able to find a suitable target business and consummate a business combination within that time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not consummated a business combination by January 8, 2023, or earlier, at the discretion of our board pursuant to the expiration of a tender offer conducted in connection with a failed business combination, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us for the payment of taxes or dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.20 per share and our warrants will expire worthless.
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus
(COVID-19)
pandemic.
The
COVID-19 pandemic
could continue to, and other infectious diseases could in the future, adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to
COVID-19 restrict
travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which
COVID-19 impacts
our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of
COVID-19 and
the actions to contain
COVID-19 or
treat its impact, among others. If the disruptions posed by
COVID-19 or
other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.
If we seek stockholder approval of our initial business combination, our sponsor, directors, officers and their affiliates may elect to purchase shares of common stock from public stockholders, in which case they may influence a vote in favor of a proposed business combination that you do not support and reduce the public “float” of our Class A common stock or public warrants.
If we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers or their respective affiliates may purchase shares or warrants in the open market or in privately negotiated transactions either prior to or following the consummation of our initial business combination. Our sponsor, directors, officers and their respective affiliates may also enter into transactions with stockholders and others to provide them with incentives to, among other things, acquire shares of our common stock or vote their shares in favor of an initial business combination. Our directors, officers or their affiliates will not make any such purchases when they are in possession of any material non-public
information not disclosed to the seller or during a restricted period under Regulation M under the Exchange Act or in a transaction which would violate Section 9(a)(2) or Rule
10(b)-5
under the Exchange Act. Such a purchase would include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.
If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed. Please see “Business — Tendering stock certificates in connection with redemption rights.”
You will not have any rights to or interest in funds from the trust account, except under limited circumstances. To liquidate your investment, therefore, you may be forced to sell your shares or warrants, potentially at a loss.
Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the consummation of our initial business combination; (ii) the redemption of our public shares if we are unable to consummate a business combination by January 8, 2023, subject to applicable law; (iii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by January 8, 2023; or (iv) otherwise upon our liquidation or in the event our board of directors resolves to liquidate the trust account and ceases to pursue the consummation of a business combination prior to January 8, 2023 (our board of directors may determine to liquidate the trust account prior to such date if it determines, in its business judgment, that it is improbable within the remaining time that we will be able to identify an attractive business combination or satisfy regulatory and other business and legal requirements to consummate a business combination). In addition, if our plan to redeem our public shares if we are unable to consummate an initial business combination by January 8, 2023 is not consummated for any reason, Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond January 8, 2023 before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any rights to the proceeds from our trust account with respect to their warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
You will not be entitled to protections normally afforded to investors of many other blank check companies.
Since we intend to use the net proceeds of the initial public offering and the private placement to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5.0 million upon the completion of the initial public offering and the private placement and we filed a Current Report on Form
8-K,
including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419 under the Securities Act. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable and we have a longer period of time to complete a business combination than would companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us, except in connection with our consummation of an initial business combination.
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete a business combination. If we are unable to complete our initial business combination, you may receive only $10.20 per share from our redemption of your shares, and our warrants will expire worthless.
We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources, or more industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only $10.20 per share (based on the trust account balance as of December 31, 2021) from our redemption of our shares, and our warrants will expire worthless.
If the net proceeds from the initial public offering and the private placement not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor to fund our search for an initial business combination, to pay our taxes and to complete our initial business combination.
Of the net proceeds of the initial public offering and the private placement, $1,098,573 was available to us as of December 31, 2021 outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive $10.20 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.20 per share” and other risk factors in this section.
Subsequent to consummation of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.
Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this examination will uncover all material risks that may be presented by a particular target business, or that factors outside of the target business and outside of our control will not later arise. Even if our due diligence successfully identifies the principal risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. As a result, from time to time following our initial business combination, we may be forced to write-down or write-off
assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash
items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing
debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any securityholders who choose to remain securityholders following the initial business combination could suffer a reduction in the value of their securities. Such securityholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial business combination constituted an actionable material misstatement or omission.
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.20 per share.
Placing funds in the trust account may not protect those funds from third party claims against us. Although we seek to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements or, even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, claims for fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver. If any third party refuses to execute an agreement waiving claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement without a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any available alternative. If we do not obtain a waiver from a third party, we will obtain the written consent of our sponsor before entering into an agreement with such third party.
Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills management believes to be significantly superior to those of other consultants who would execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver and where our sponsor executes a written consent. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete a business combination within the required time frame, or upon the exercise of a redemption right in connection with a business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share
redemption amount received by public stockholders could be less than the $10.20 per share initially held in the trust account due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.20 per share except as to any claims by a third party who executed a waiver of rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, if an executed waiver is deemed to be unenforceable against a third party, such indemnitor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations, we have not asked our sponsor to reserve for such indemnification obligations and we believe that its only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy these obligations.
Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.
If proceeds in the trust account are reduced below $10.20 per public share and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.20 per share.
We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.
We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.
If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, by making distributions to public stockholders before making provision for creditors, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims for punitive damages.
If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share
amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.
If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share
amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.
Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination by January 8, 2023 may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a
60-day
notice period during which any third-party claims can be brought against the corporation, a
90-day
period during which the corporation may reject any claims brought, and an additional
150-day
waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following January 8, 2023 if we do not consummate an initial business combination and, therefore, we do not intend to comply with those procedures.
Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers or investment bankers) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares if we do not consummate our initial business combination by January 8, 2023 is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.
We may not hold an annual meeting of stockholders until after we consummate a business combination.
We may not hold an annual meeting of stockholders until after we consummate a business combination (unless required by NASDAQ), and thus may not be in compliance with Section 211(b) of the DGCL, which requires that an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless directors are elected by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL. Even if an annual meeting was held for the purpose of electing directors prior to the consummation of a business combination, only holders of Class B common stock would be entitled to notice of such meeting and to vote at such meeting.
Because we have not selected a particular business within the healthcare industry or any other industry or any specific target businesses with which to pursue a business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.
We will seek to consummate a business combination with an operating company in the healthcare industry, with a focus on the life sciences sector, but may also pursue acquisition opportunities in other business sectors or geographic regions, except that we are not, under our amended and restated certificate of incorporation, permitted to effectuate a business combination with another blank check company or similar company with nominal operations. Because we have not yet identified any specific target business with respect to a business combination, you have no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. If we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations of the entity with which we combine. Because we will seek to acquire businesses that potentially need financial, operational, strategic or managerial redirection, we may be affected by the risks inherent in the business and operations of a financially or operationally unstable entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. Accordingly, any securityholders who choose to remain securityholders following the initial business combination could suffer a reduction in the value of their securities. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.
We may seek investment opportunities in sectors outside of our industry focus (which may or may not be outside of our management’s area of expertise).
Although we currently intend to consummate a business combination in the healthcare industry, with a focus on the life sciences sector, we will consider a business combination outside this industry if a business combination candidate is presented to us and we determine that such candidate offers an attractive investment opportunity for our company. If we elect to pursue an investment outside of the healthcare industry, our management’s expertise in that industry would not be directly applicable to its evaluation or operation, and the information contained herein regarding such industries might not be relevant to an understanding of the business that we elect to acquire.
Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into a business combination with a target that does not meet such criteria and guidelines and, as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.
Although we have identified specific criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into a business combination will not have all of these positive attributes. If we consummate a business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in an initial business combination candidate. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law or NASDAQ, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to obtain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive $10.20 per share (based on the trust account balance as of December 31, 2021) on our redemption, and our warrants will expire worthless.
We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel.
To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.
We are not required to obtain an opinion from an independent investment banking firm and, consequently, you may have no assurance from an independent source that the price we are paying for the target in our initial business combination is fair to our stockholders from a financial point of view.
Unless we consummate our initial business combination with an affiliated entity or our board cannot independently determine the fair market value of the target business, we are not required to obtain an opinion from an independent investment banking firm that the price we are paying is fair to our stockholders from a financial point of view. If we do not obtain an opinion, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

If we hold a stockholder vote and must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.
If we hold a stockholder vote to approve our initial business combination, the federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure. If we make a tender offer for our public shares, we will include the same financial statement disclosure in our tender offer documents whether or not they are required under the tender offer rules. These financial statements must be prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination by January 8, 2023.
The requirement that we maintain a minimum net worth or retain a certain amount of cash could increase the probability that we will be unable to complete a proposed business combination and that you would have to wait for liquidation in order to redeem your stock.
If, pursuant to the terms of our proposed business combination, we are required to maintain a minimum net worth or retain a certain amount of cash in trust in order to consummate the business combination, the ability of our public stockholders to cause us to redeem their shares in connection with such proposed transaction will increase the risk that we will not meet that condition and, accordingly, that we will not be able to complete the proposed transaction. If we do not complete a proposed business combination, you would not receive your pro rata portion of the trust account until we liquidate or you are able to sell your stock in the open market. If you were to attempt to sell your stock in the open market at that time, the price you receive could represent a discount to the pro rata amount in our trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate.
Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.
The Sarbanes-Oxley Act requires that we maintain a system of internal controls and, beginning with our annual report on Form
10-K
for the fiscal year ending December 31, 2022, that we evaluate and report on such system of internal controls. In addition, once we are no longer an “emerging growth company,” we must have our system of internal controls audited. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete a business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity in order to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
We do not have a specified maximum redemption threshold. The absence of such a redemption threshold will make it easier for us to consummate a business combination with which a substantial number of our stockholders do not agree.
Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (such that we are not subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.
In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.
In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of a majority of the then outstanding warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by January 8, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity. To the extent any such amendments would be deemed to fundamentally change the nature of our outstanding securities, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.
We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.
When evaluating the desirability of effecting a business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we expected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business
combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), including an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.
Our amended and restated certificate of incorporation provides that any of its provisions related to pre-initial
business combination activity (including the requirement to deposit proceeds of the initial public offering and the private placement into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote with common stockholders on matters related to our pre-initial
business combination activity, on any amendment to certain provisions of our amended and restated certificate of incorporation or on our initial business combination. Our initial stockholders, who collectively beneficially own 23.0% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-initial
business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.
Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by January 8, 2023, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account (net of taxes payable), divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.
We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholders may only receive $10.20 per share on our redemption.
Because of the size of our initial business combination, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination, or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We may be unable to obtain any necessary financing on acceptable terms, if at all. The current economic environment has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure or abandon the transaction and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive $10.20 per share (based on the trust account balance as of December 31, 2021) on our redemption. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us after a business combination.
Our initial stockholders will control the election of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will elect all of our directors prior to the consummation of our initial business combination and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.
Our initial stockholders own approximately 23.0% of our outstanding common stock, including placement shares. In addition, the founder shares, all of which are held by our initial stockholders, entitle the holders to elect all of our directors prior to the consummation of our initial business combination. Holders of our public shares have no right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by a majority of at least 90% of our common stock voting at a stockholder meeting. As a result, you will not have any influence over the election of directors prior to our initial business combination.
Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, as a result of their substantial ownership in our company, our initial stockholders may exert a substantial influence on other actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial stockholders will exert significant influence over actions requiring a stockholder vote.
Holders of founder shares and purchasers of placement units will control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.
Holders of founder shares and placement units (other than Cantor Fitzgerald and CCM) own 23.0% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. Holders of founder shares are not restricted from purchasing Class A common stock in the aftermarket or in privately negotiated transactions, which would increase their control. The holders of founder shares do not have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. In addition, our board of directors, whose members were elected by the initial holders, is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year
term. At each annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, you should anticipate that holders of founder shares and purchasers of placement units will continue to exert control at least until the consummation of our initial business combination.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate another target business and consummate our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive $10.20 per share from our redemption of our shares and our warrants will expire worthless.
We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business due to a reduction in the funds available for expenses relating to such efforts. If we are unable to complete our initial business combination, our public stockholders may only receive $10.20 per share (based on the trust account balance as of December 31, 2021) from our redemption of their shares and our warrants will expire worthless.
Our key personnel may negotiate employment or consulting agreements with a target business in connection with our initial business combination. These agreements may provide for them to receive compensation following our initial business combination and, as a result, may cause them to have conflicts of interest in determining whether a particular business combination would be advantageous to us.
Our key personnel may decide to remain with the company after the consummation of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of our initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business and cause them to have conflicts of interest in determining whether a particular business combination would be advantageous to us. However, we believe the ability of such individuals to remain with us after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the consummation of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.
We may attempt to consummate business combinations with multiple prospective targets simultaneously, which may hinder our ability to consummate an initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.
If we determine to acquire several businesses simultaneously that are owned by different sellers, we will need each seller to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, we may be unable to operate the combined business successfully, and you could lose some or all of your investment in us.

We may attempt to consummate our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we expected, or at all.
In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of the information developed during our due diligence examination, which may be limited. As a result, we could acquire a company that is not as profitable as we expected, or at all. Furthermore, the relative lack of information about a private company may hinder our ability to properly assess the value of such a company which could result in our overpaying for that company.
If we effect our initial business combination with a business located outside of the United States, the laws applicable to such business will likely govern all of our material agreements and we may not be able to enforce our legal rights.
If we effect our initial business combination with a business located outside of the United States, the laws of the country in which such business operates will govern almost all of the material agreements relating to its operations. The target business may not be able to enforce any of its material agreements or enforce remedies for breaches of those agreements in that jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a business located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States’ courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.
If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.
If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.
If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.
If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	challenges in managing and staffing international operations;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks and wars; and

•	deterioration of political relations with the United States.
We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.
We may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.
We anticipate structuring our initial business combination to acquire 100% of the equity interest or assets of the target business or businesses. However, we may structure our initial business combination to acquire less than 100% of the equity interest or assets of the target business, but only if we (or any entity that is a successor to us in a business combination) acquire a majority of the outstanding voting securities or assets of the target. Even if we own a majority interest in the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the target business.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our financial condition and the value of our stockholders’ investment in us.
We may choose to incur substantial debt in order to complete our initial business combination. The incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to meet our debt service obligations;

•
acceleration of our obligations to repay the indebtedness, even if we make all principal and interest payments when due, if we breach covenants that require the maintenance of financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand and the lender demands payment;

•	our inability to obtain necessary additional financing if any debt we incur contains covenants restricting our ability to obtain additional financing while the debt is outstanding;

•	prohibitions of, or limitations on, our ability to pay dividends on our common stock;

•
use of a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, as well as for expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of growth strategies and other purposes and other disadvantages compared to our competitors who have less debt.

We do not have a policy with respect to how much debt we may incur. To the extent that the amount of our debt increases, the impact of the effects listed above may also increase.
We may complete a business combination with only one business, which would result in our success being dependent solely on a single business which may have a limited number of products or services. This lack of diversification may harm our operations and profitability.
We are not limited as to the number of businesses we may acquire in our initial business combination. However, we may not be able to effectuate a business combination with more than one target business because of various factors, including the limited amount of the net proceeds of the initial public offering, the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating an initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks particular to the industry area in which the acquired business operates. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may:

•	solely depend upon the performance of a single business, property or asset, or

•	depend upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.
The officers and directors of an acquisition candidate may resign upon consummation of a business combination. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.
The role of an acquisition candidate’s key personnel upon the consummation of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with us following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.
We may partner, submit a joint bid or enter into a similar transaction with holders of founder shares or an affiliate in connection with our pursuit of, or in connection with, a business combination.
We are not prohibited from partnering, submitting a joint bid or entering into any similar transaction with holders of founder shares or their affiliates in our pursuit of a business combination. Although we currently have no plans to do so, we could pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and the transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to our stockholders from a financial point of view of a business combination with any holder of founder shares or its affiliates, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest. Additionally, were we successful in consummating such a transaction, conflicts could invariably arise from the interest of the holder of founder shares or its affiliate in maximizing its returns, which may be at odds with the strategy of the post-business combination company or not in the best interests of the public stockholders of the post-business combination company. Any or all of such conflicts could materially reduce the value of your investment, whether before or after our initial business combination.
A failure to comply with privacy regulations could adversely affect relations with customers and have a negative impact on business.
Depending upon the type of business we acquire, in the course of providing services to our customers we may collect, process and retain sensitive and confidential information on our customers and their clients. A failure of our systems due to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other causes could result in the misappropriation, loss or other unauthorized disclosure of confidential customer information. Any such failure could result in damage to our reputation with our customers, expose us to the risk of litigation and liability, disrupt our operations, and impair our ability to operate profitably.
We may not be able to protect a target’s intellectual property and we may be subject to infringement claims.
We expect to rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect any proprietary technology of a target business. Although we intend to protect vigorously any intellectual property we acquire, third parties may infringe or misappropriate our intellectual property or may develop competitive technology. Our competitors may independently develop similar technology, duplicate our products or services or design around our intellectual property rights. We may have to litigate to enforce and protect our intellectual property rights, trade secrets and know-how
or to determine their scope, validity or enforceability, which is expensive, could cause a diversion of resources and may not prove successful. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection could harm our business and ability to compete.

We also may be subject to claims by third parties for infringement of another party’s proprietary rights, or for breach of copyright, trademark or license usage rights. Any such claims and any resulting litigation could subject us to significant liability for damages. An adverse determination in any litigation of this type could require us to design around a third party’s intellectual property, obtain a license for that technology or license alternative technology from another party. None of these alternatives may be available to us at a price which would allow us to operate profitably. In addition, litigation is time consuming and expensive to defend and could result in the diversion of the time and attention of management and employees. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims.
As the number of Special Purpose Acquisition Companies increases, there may be more competition to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.
In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into business combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.
In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination.
Changes in the market for director and officer liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.
In recent months, the market for directors and officers liability insurance for SPACs has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.
The increased cost and decreased availability of director and officer liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain director and officer liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate director and officer liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.
In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”).
The need
for run-off insurance
would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

We may engage one or more of the underwriters of the initial public offering or one of their respective affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. The underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.
We may engage one or more of the underwriters of the initial public offering or one of their respective affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing transactions. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred underwriting commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.
Risks Relating to our Sponsor and Management Team
We are dependent upon our officers and directors; the loss of any one or more of them could adversely affect our ability to complete a business combination.
Our operations depend upon the background, experience and contacts of our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have consummated a business combination. We do not have an employment agreement with, or key-man
insurance on the life of, any of our directors or officers. In addition, our executive officers and directors are not required to, and do not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and the search for a business combination and their other business commitments. We do not intend to have any full-time employees prior to the consummation of our business combination. Each of our executive officers and directors is engaged in other business endeavors and is not obligated to contribute any specific number of hours per week to our affairs. If our executive officers’ and directors’ other business commitments require them to devote substantial amounts of time in excess of their current commitment levels, it could limit their ability to devote time to our affairs which make it more difficult for us to identify an acquisition target and consummate our business combination.
Our success following our initial business combination likely will depend upon the efforts of management of the target business. The loss of any of the key personnel of the target’s management team could make it more difficult to operate the target profitably.
Although some of our key personnel may remain with the target business in senior management or advisory positions following a business combination, we can offer no assurance that any will do so. Moreover, as a result of the existing commitments of our key personnel, it is likely that we will retain some or all of the management of the target business to conduct its operations. The departure of any key members of the target’s management team could thus make it more difficult to operate the post-combination business profitably. Moreover, to the extent that we will rely upon the target’s management team to operate the post-combination business, we will be subject to risks regarding their managerial competence. While we intend to closely scrutinize the skills, abilities and qualifications of any individuals we retain after a business combination, our ability to do so may be limited due to a lack of time resources or information. Accordingly, we cannot assure you that our assessment of these individuals will prove to be correct and that they will have the skills, abilities and qualifications we expect.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us, including another blank check company, and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.
Following the completion of the initial public offering and until we consummate our initial business combination, we will engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, and may in the future become, affiliated with entities that are engaged in a similar business. In addition, our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. Although we have no formal policy in place for vetting potential conflicts of interest, our board of directors will review any potential conflicts of interest on a case-by-case basis.
Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation contains a waiver of the corporate opportunity doctrine, which provides that we renounce our interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company, (ii) such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and (iii) the director or officer is permitted to refer the opportunity to us without violating another legal obligation. The purpose for the surrender of corporate opportunities is to allow officers, directors or other representatives with multiple business affiliations to continue to serve as an officer of our company or on our board of directors. Our officers and directors may from time to time be presented with opportunities that could benefit both another business affiliation and us. In the absence of the “corporate opportunity” waiver in our charter, certain candidates would not be able to serve as an officer or director. We believe we substantially benefit from having representatives, who bring significant, relevant and valuable experience to our management, and, as a result, the inclusion of the “corporate opportunity” waiver in our amended and restated certificate of incorporation provides us with greater flexibility to attract and retain the officers and directors that we feel are the best candidates.
However, the personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. The different timelines of competing business combinations could cause our directors and officers to prioritize a different business combination over finding a suitable acquisition target for our business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest, which could negatively impact the timing for a business combination.
For a discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see the sections of this prospectus entitled “Certain Relationships and Related Transactions, and Director Independence — Conflicts of Interest.”
We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor or its affiliates, executive officers, directors or existing stockholders, which may raise potential conflicts of interest.
We may decide to acquire one or more businesses affiliated with our sponsor, holders of founder shares, or our officers and directors. Our officers and directors also serve as officers and board members of other entities.

Such entities may compete with us for business combination opportunities. The holders of founder shares and our officers and directors are not currently aware of any specific opportunities for us to consummate a business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that the targeted affiliated entity met our criteria for a business combination and the transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to our stockholders from a financial point of view of a business combination with one or more businesses affiliated with our executive officers, directors or holders of founder shares, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.
Moreover, we may pursue an affiliated joint acquisition opportunity with one or more affiliates of our sponsor, officers or directors. Any such parties may co-invest
with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the business combination by issuing to such parties a class of equity or equity-linked securities. Accordingly, such persons or entities may have a conflict between their interests and ours.
Since holders of founder shares and placement units will lose some or all of their investment in us if we do not consummate a business combination, a conflict of interest may arise in determining whether a particular acquisition target is appropriate for our initial business combination.
Our initial holders currently own 4,596,250 founder shares, which will be worthless if we do not consummate our initial business combination. Our sponsor has also purchased 699,996 placement units for an aggregate purchase price of approximately $7.0 million. There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares, placement shares or placement warrants, which will expire worthless if we do not consummate a business combination by January 8, 2023. If we do not consummate a business combination, our sponsor will realize a loss on the placement units it purchased. As a result, the personal and financial interests of certain of our officers and directors, directly or as members of our sponsor, in consummating an initial business combination, along with their flexibility in identifying and selecting a prospective acquisition candidate, may influence their motivation in identifying and selecting a target business combination and completing an initial business combination that is not in the best interests of our stockholders. Consequently, the discretion of our officers and directors, in identifying and selecting a suitable target business combination may result in a conflict of interest when determining whether the terms, conditions and timing of a particular initial business combination are appropriate and in the best interest of our public stockholders.
Members of our management team and board of directors have significant experience as founders, board members, officers or executives of other companies. As a result, certain of those persons have been, or may become, involved in proceedings, investigations and litigation relating to the business affairs of the companies with which they were, are, or may be in the future be, affiliated. These activities may have an adverse effect on us, which may impede our ability to consummate an initial business combination.
During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers or executives of other companies. As a result of their involvement and positions in these companies, certain of those persons, are now, or may in the future become, involved in litigation, investigations or other proceedings relating to the business affairs of such companies or transactions entered into by such companies. Any such litigation, investigations or other proceedings may divert the attention and resources of the members of both our management team and our board of directors away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.
We offered our units at an offering price of $10.00 per unit in our initial public offering and the amount in our trust account is $10.20 per public share, implying an initial value of $10.20 per public share. However, our sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.00544 per share. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares. For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of our initial business combination, assuming that our equity value at that time is $169,350,000 which is the amount we would have for our initial business combination in the trust account after payment of $9,150,000 of deferred underwriting commissions, assuming no interest is earned on the funds held in the trust account and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and private warrants. At such valuation, each of our shares of common stock would have an implied value of $7.37 per share upon consummation of our initial business combination, which would be an approximate 27.7% decrease as compared to the initial implied value per public share of $10.20.

Public shares	17,500,000
Founder shares	4,596,250
Private placement shares	885,000

Total shares	22,981,250

Total funds in trust available for initial business combination (less deferred underwriting commissions)	$169,350,000
Initial implied value per public share	$10.20
Implied value per share upon consummation of initial business combination	$7.37
The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.20 per share.
Our sponsor has invested in us an aggregate of $7,024,960, comprised of the $25,000 purchase price for the founder shares and the $6,999,960 purchase price for the placement units. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 4,596,250 founder shares would have an aggregate implied value of $7.37. Even if the trading price of our common stock was as low as approximately $1.53 per share, and the placement warrants were worthless, the value of the founder shares would be equal to the sponsor’s initial investment in us. As a result, our sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment, even if our public shares have lost significant value. Accordingly, our management team, which owns interests in our sponsor, may have an economic incentive that differs from that of the public stockholders to pursue and consummate an initial business combination rather than to liquidate and to return all of the cash in the trust to the public stockholders, even if that business combination were with a riskier or less-established target business. For the foregoing reasons, you should consider our management team’s financial incentive to complete an initial business combination when evaluating whether to redeem your shares prior to or in connection with the initial business combination.

Risks Relating to our Securities
The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share
redemption amount received by public stockholders may be less than $10.20 per share.
The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7 under
the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share
of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption
amount received by public stockholders may be less than $10.20 per share.
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities; each of which may make it difficult for us to complete our initial business combination.
In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.
In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.
We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; and (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share (based on the trust account balance as of December 31, 2021) on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. Please see “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.20 per share” and other risk factors herein.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, a stockholder, or a “group” of stockholders, who are deemed to hold an aggregate of more than 20.0% of our common stock may not redeem any shares they hold that exceed such 20.0% amount.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to shares in excess of 20.0% of the shares sold in the initial public offering without our prior written consent. We refer to such shares in excess of 20.0% or more of the shares sold in the initial public offering as “Excess Shares”. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem any Excess Shares will reduce your influence over our ability to consummate a business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we consummate our business combination. As a result, you would continue to hold that number of shares exceeding 20.0% and, in order to dispose of such shares, would be required to sell them in open market transactions, potentially at a loss.
NASDAQ may delist our securities from trading which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
We cannot assure you that our securities will continue to be listed on NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain an average global market capitalization and a minimum number of holders of our securities (generally 400 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our stock price would generally be required to be at least $4.00 per share and we would be required to have a minimum of 400 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.
If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on the
Over-The-Counter
Bulletin Board or the “pink sheets.” If this were to occur, there could be material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of, or no, news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock and warrants are listed on NASDAQ, our units, Class A common stock and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state, other than the state of Idaho, having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.
Purchases of Class A common stock in the open market or in privately negotiated transactions by our sponsor, directors, officers or their affiliates may make it difficult for us to continue to list our common stock on Nasdaq or another national securities exchange.
If our sponsor, directors, officers or their affiliates purchase shares of our Class A common stock in the open market or in privately negotiated transactions, it would reduce the public “float” of our Class A common stock and the number of beneficial holders of our common stock, which may make it difficult to maintain the listing or trading of our common stock on a national securities exchange if we determine to apply for such listing in connection with the business combination. If the number of our public holders falls below 400 or if the total number of shares held by non-affiliates
is less than 750,000, we will be
non-compliant
with NASDAQ’s continued listing rules and our common stock could be de-listed.
If our common stock were
de-listed,
we could face the material consequences set forth in the immediately preceding risk factor.
We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.
In connection with our initial business combination, we may issue shares to investors in private placement transactions
(so-called
PIPE transactions) at a price of $10.20 per share or which approximates the per-share
amounts in our trust account at such time, which is generally approximately $10.20. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

We may issue additional common or preferred shares to complete our initial business combination or under an employee incentive plan after consummation of our initial business combination, which would dilute the interest of our stockholders and likely present other risks.
Our amended and restated certificate of incorporation authorizes the issuance of up to 60,000,000 shares of Class A common stock, par value $0.0001 per share, and 10,000,000 shares of Class B common stock, par value $0.0001 per share and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There are currently 41,615,000 and 5,403,750 authorized but unissued shares of Class A and Class B common stock, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon the conversion of the Class B common stock. Shares of Class B common stock are automatically convertible into shares of our Class A common stock at the time of our initial business combination, initially at a one-for-one
ratio but subject to adjustment. There are no shares of preferred stock currently issued and outstanding.
We may issue a substantial number of additional shares of common stock, and may issue shares of preferred stock, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our amended and restated certificate of incorporation provides that we may not issue additional securities that can vote with common stockholders on matters related to our pre-initial
business combination activity, on any amendment to certain provisions of our amended and restated certificate of incorporation or on our initial business combination or that would entitle holders thereof to receive funds from the trust account). We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one
at the time of our initial business combination as a result of the applicable anti-dilution provisions. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote on any initial business combination.
The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of investors in the initial public offering;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•
could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, common stock and/or warrants.
We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis. If the issuance of the shares upon exercise of warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.
We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement for the registration under the Securities Act of the shares of Class A common stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use our commercially reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in the initial public offering. However, there may be instances in which holders of our public warrants may be unable to exercise such public warrants but holders of our placement warrants may be able to exercise such placement warrants.
If you exercise your public warrants on a “cashless basis,” you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.
There are circumstances in which the exercise of the public warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our initial business combination, warrantholders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if our Class A common stock is at any time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Third, if we call the public warrants for redemption, our management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (as defined in the next sentence) by (y) the fair market value. The “fair market value” is the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.
The grant of registration rights to our initial stockholders and purchasers of placement units may make it more difficult to complete our initial business combination, and the future exercise of such rights may reduce the market price of our Class A common stock.
Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the initial public offering, our initial stockholders and their permitted transferees and purchasers of placement units can demand that we register the founder shares, placement shares, placement warrants and the shares of Class A common stock issuable upon exercise of the placement warrants. This would include the 4,596,250 founder shares, 885,000 placement shares and 442,500 placement warrants. These registration rights will be exercisable at any time commencing upon the date that such shares are released from transfer restrictions. Holders of shares and warrants underlying units that may be issued upon conversion of working capital loans may also demand that we register such Class A common stock, warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may reduce the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders or their permitted transferees are registered.
We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then outstanding public warrants.
Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.
We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at $0.01 per warrant, provided that the last reported sales price (or the closing bid price of our Class A common stock in the event the shares of our Class A common stock are not traded on any specific trading day) of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and the like) for any 20 trading days within a 30 day trading period ending on the third trading day prior to the date we send proper notice of such redemption, provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you: (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.
Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate a business combination.
In the initial public offering, we issued warrants to purchase 8,750,000 shares of our Class A common stock as part of the public units. In addition, on the closing date of the initial public offering, we sold 885,000 placement units to our sponsor, Cantor Fitzgerald and CCM, with each unit consisting of one placement share and one-half
of one placement warrant, each whole warrant exercisable to purchase one share of Class A common stock. Prior to the initial public offering, we issued an aggregate of 4,596,250 founder shares in a private placement. The founder shares are convertible into shares of Class A common stock on a one-for-one
basis, subject to adjustment. In addition, if our sponsor or its affiliates makes any working capital loans, such loans may be converted into units, at the price of $10.00 per unit at the option of the lender. Such units would be identical to the placement units.
To the extent we issue shares of Class A common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.
The placement warrants are identical to the warrants sold as part of the units in the initial public offering except that, so long as they are held by the initial purchasers or their permitted transferees, (i) they may not (including the Class A common stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination, and (ii) they will be entitled to registration rights.
Because each unit contains
one-half
of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.
Each unit contains
one-half
of one warrant. Because, pursuant to the warrant agreement, the warrants may only be exercised for a whole number of shares, only a whole warrant may be exercised at any given time. This is different from other blank check companies similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half
of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive business combination partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.
A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.
Unlike most blank check companies, if (x) we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by us and in the case of any such issuance to our sponsors or their affiliates, without taking into account any founder shares held by our initial stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions), and (z) the volume-weighted average trading price of our shares of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which we complete our initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.
Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.
Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
Our amended and restated certificate of incorporation will require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.
Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (C) for which the Court of Chancery does not have subject matter jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.
This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our amended and restated certificate of incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, or the rules and regulations promulgated thereunder. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.
General Risk Factors
We are an early stage company with no operating history and no revenue and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.
We are an early stage company with no operating history and no revenue. We will not commence operations until we consummate our initial business combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of acquiring one or more operating businesses in the healthcare industry. We may be unable to complete a business combination. If we fail to complete a business combination, we will never generate any operating revenues.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments, including in particular, reporting and other requirements under the Exchange Act. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could result in fines, injunctive relief or similar remedies which could be costly to us or limit our ability to complete an initial business combination or operate the post-combination company successfully.
Past performance by our management team may not be indicative of future performance of an investment in the Company.
Past performance by our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of our management team’s performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward.
We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates
equals or exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of
Regulation S-K. Smaller
reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals
or exceeds $250 million as of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates equals
or exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
The requirements of being a public company may strain our resources and divert management’s attention.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (which we refer to as the Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act (which we refer to as the Dodd-Frank Act), the listing requirements of NASDAQ and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.
However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirement of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates
equals or exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible
debt during the prior three year period.

Item 1B.	UNRESOLVED STAFF COMMENTS.
None.

Item 2.	PROPERTIES.
We do not own any real estate or other physical properties. We currently maintain our executive offices at 2201 Broadway, Suite 705, Oakland, CA 94612. We have agreed to pay our sponsor or its affiliate or designee a total of $20,000 per month for office space, utilities and secretarial and shared support services. A portion of such payment is paid by our sponsor to an affiliate of a member of our sponsor for additional office space and certain support services. We consider our current office space adequate for our current operations.

Item 3.	LEGAL PROCEEDINGS.
To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4.	MINE SAFETY DISCLOSURES.
Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our units commenced public trading on October 6, 2021, and our Class A common stock and warrants commenced separate trading on November 26, 2021. Our Class A common stock, warrants and units are each listed on the NASDAQ Global Market under the symbols PBAX, PBAXW and PBAXU, respectively.
Holders
On March 24, 2022, the numbers of record holders of the Company’s Class A common stock, units and warrants were 1, 2 and 1, respectively, not including beneficial holders whose securities are held in street name.
Dividends
We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will depend upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of an initial business combination, and will be at the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with a business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.
Securities Authorized for Issuance Under Equity Compensation
 Plans
None.
Recent Sales of Unregistered Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On October 8, 2021, we sold 885,000 placement units in the private placement for an aggregate purchase price of $8,850,000, or $10.00 per unit, to the sponsor, Cantor Fitzgerald and CCM pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act. Each placement unit consists of one share of Class A common stock and one half of a placement warrant. The placement warrants are identical to the warrants included in the units issued in the initial public offering, except that, if held by the initial purchasers or their permitted transferees, (a) they (including the underlying Class A common stock) may not be transferred, assigned or sold until 30 days after the consummation of the Company’s initial business combination, subject to certain limited exceptions, and (c) they are entitled to registration rights.
Use of Proceeds
On October 8, 2021, we sold 17,500,000 units, which included the partial exercise by the underwriter of its over-allotment option in the amount of 2,000,000 units, in our initial public offering at a price of $10.00 per unit, generating gross proceeds of $175,000,000. Each unit consists of one share of our Class A common stock and one half of one warrant, where each whole warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment.
Cantor Fitzgerald served as the sole book-running manager for the initial public offering. The units sold in the initial public offering were registered under the Securities Act on a registration statement on Form
S-1
(No.
333-259491),
which was declared effective by the SEC on October 5, 2021.

We incurred a total of $12,729,318 in transaction costs related to the initial public offering. We paid a total of $2,635,000 in underwriting discounts and commissions and $944,318 in other costs and expenses related to the initial public offering. In addition, the underwriter agreed to defer $9,150,000 in underwriting discounts and commissions (which is currently held in the trust account), which will be payable only upon consummation of an initial business combination.
Following the closing of the initial public offering and the private placement, an amount of $178,500,000 ($10.20 per unit) from the net proceeds from the sale of the units in the initial public offering and the placement units in the private placement was placed in the trust account. In addition, as of October 8, 2021, cash of $2,013,672 was held outside of the trust account and available for working capital purposes.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6.	[RESERVED]
As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
All statements other than statements of historical fact included in this Annual Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Annual Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.
Overview
We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more target businesses. We intend to effectuate our business combination using cash from the proceeds of our initial public offering and the sale of the placement units that occurred simultaneously with the completion of our initial public offering, our capital stock, debt or a combination of cash, stock and debt.
We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2021 were organizational activities and those necessary to prepare for the

Initial Public Offering, described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We expect to generate non-operating
income in the form of interest income from the proceeds of the Initial Public Offering placed in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.
For the period from June 8, 2021 (inception) through December 31, 2021, we had a net loss of $315,547, which primarily consists of operating expenses of $251,706, and accrual of Delaware franchise taxes of $80,324.
Liquidity and Capital Resources
On October 8, 2021, we consummated the Initial Public Offering of 17,500,000 Units, at a price of $10.00 per Unit, which included the partial exercise by the underwriter of its over-allotment option in the amount of 2,000,000 Units, generating gross proceeds of $175,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 885,000 Placement Units to the Sponsor, Cantor Fitzgerald and CCM at a price of $10.00 per Placement Unit generating gross proceeds of $8,850,000.
Following the Initial Public Offering, the partial exercise of the over-allotment option and the sale of the Placement Units, a total of $178,500,000 was placed in the Trust Account ($10.20 per Unit). We incurred $12,729,318 in transaction costs, including $2,635,000 of underwriting fees, $9,150,000 of deferred underwriting fees and $944,318 of other offering costs.
For the period from June 8, 2021 (inception) through December 31, 2021, cash used in operating activities was $697,109. Net Cash used in investing activities was $178,500,000 and Net cash provided by financing activities was $180,295,682 mainly reflecting the proceeds of our IPO and subsequent deposit into the trust account.
At December 31, 2021, we had cash and marketable securities held in the trust account of $178,499,615. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
At December 31, 2021, we had cash of $1,098,573 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.
In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such loans may be converted into units of the post Business Combination entity, at a price of $10.00 per unit, at the option of the lender. The units would be identical to the Placement Units. As of December 31, 2021, there were no outstanding working capital loans.

We monitor the adequacy of our working capital in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due
diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.
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
Off-balance
sheet financing arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor or an affiliate of the Sponsor a monthly fee of $20,000 for office space, administrative and shared personnel support services to the Company. We began incurring these fees on October 6, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination and our liquidation.
The Company entered into an agreement, commencing on the date of its listing on NASDAQ, to pay the spouse of our Chief Executive Officer a monthly consulting fees of $15,000 for assisting the Company in identifying and evaluating potential acquisition targets.
In addition, we have an agreement to pay the underwriter a deferred fee of $9,150,000. The deferred fee will become payable to the representative from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Accounting for Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.
Common Stock Subject to Possible Redemption
We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
Net Loss per Common Share
Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. At December 31, 2021, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standard Update (“ASU”)
No. 2020-06,
Debt -Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging -Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU
2020-06
on January 1, 2021, with no impact upon adoption. The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
This information appears following Item 15 of this Annual Report and is included herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to
Rule 13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Management’s Report on Internal Controls Over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in
Rules 13a-15(f)
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.
Directors and Executive Officers
Our directors and executive officers are as follows:

Name	Age	Title
Chris Ehrlich	52	Chief Executive Officer and Director
Daniel Geffken	65	Chief Financial Officer
Douglas Fisher	46	President
Brian G. Atwood	69	Director
Kathleen LaPorte	60	Director
Barbara Kosacz	64	Director
Caroline Loewy	56	Director
Chris Ehrlich
 has been our Chief Executive Officer and Director since June 2021 and he previously served as the Chief Executive Officer of Locust Walk Acquisition Corp. (“LWAC”) from January 2021 to August 2021. Prior to that, Mr. Ehrlich served as Senior Managing Director and Head of Locust Walk Partners’ Global Biopharmaceutical team. Prior to joining Locust Walk Partners in 2013, Mr. Ehrlich served as a Managing Director at InterWest Partners, a venture capital firm focused on healthcare and information technology, from 2000 to 2013. At InterWest, he served on the boards of KAI Pharmaceuticals, a privately held pharmaceutical company (acquired by Amgen in 2012), Biomimetic Therapeutics, Inc., a biotechnology company (acquired by Wright Medical Technologies in 2013), InvuitY, Inc., a medical technology company acquired by Stryker in 2018) and Xenon Pharmaceuticals, a biopharmaceutical company (NASDAQ: XENE). Prior to joining InterWest, Mr. Ehrlich was the Director of Licensing and Business Development at Purdue Pharma, a private pharmaceutical firm, where he was responsible for developing a biologic oncology franchise, including in-licensing
key intellectual properties, establishing and managing collaborations with biotechnology companies and leading the commercial operations of Purdue BioPharma, a biotechnology company. Prior to joining Purdue BioPharma, Mr. Ehrlich worked in business development at Genentech, a biotechnology company, in venture capital at the U.S. Russia Investment Fund, and in biotechnology strategy development at L.E.K. Consulting. Since 2014, Mr. Ehrlich has served on the Board of Directors of Prostate Management Diagnostics, Inc., a diagnostics company, on the Advisory Board of the Peter Michael Foundation, a charity focused on prostate cancer where he has been a Senior Advisor since 2012, and on the Healthcare at Kellogg Advisory Board at Northwestern University since 2019. Mr. Ehrlich has also served as a member of the board of directors of eFFECTOR Therapeutics, Inc. since August 2021. Mr. Ehrlich has a B.A. in Government from Dartmouth College and a M.B.A. from the Kellogg School of Management at Northwestern University. He is also a registered representative with FINRA, holding his Series 79, 63 and 24 licenses. Our board has determined that Mr. Ehrlich’s extensive experience in the biotechnology industry generally, as well as extensive experience in venture capital and business development, qualifies him to serve as a member of our board of directors.
Daniel Geffken
 has been our Chief Financial Officer since June 2021 and he previously served as the Chief Financial Officer of LWAC from January 2021 to August 2021. He has been an executive in the life sciences industry since 1993. Mr. Geffken is a founder and managing director at Danforth Advisors, LLC, a management consulting firm to the life science industries, where he has served since 2011. Through Danforth, Mr. Geffken has served as Chief Financial Officer for ProMIS Neurosciences (TSX: PMN; OTCQB: ARFXF), a biotechnology company focused on the discovery and development of antibody therapeutics for neurodegenerative diseases, since March 2017, and Eloxx Pharmaceuticals, Inc. (NASDAQ: ELOX), a biotechnology company, since April 2021. He is currently chief financial officer of or consultant to various life sciences companies including Prilenia Therapeutics Development Corp., Apic Bio Inc., Myeloid Therapeutics, Calcimedica Inc., Elicio Therapeutics Inc. and Dermbiont, Inc. Since 2013, he has participated in more than 18 initial public offering, or IPO, filings and has assisted in raising more than $1 billion in debt and equity securities. Since 2019, Mr. Geffken has been a member of the board of directors of Windtree Therapeutics (NASDAQ: WINT), a biopharmaceutical company and, from May 2013 to October 2017, he was a member of the board of directors of Alcobra Ltd., a public biotechnology company that merged with Arcturus Therapeutics, Inc. (NASDAQ: ARCT). From November 2017 until May 2018, Mr. Geffken served on the board of directors of Arcturus. Mr. Geffken holds a B.S. in Economics from The Wharton School, University of Pennsylvania, and a M.B.A. from Harvard Business School.
Douglas Fisher, MD
 has served as our President since June 2021. He is currently a Venture Partner at Revelation Partners, which he joined in 2020, and an Executive-in Residence
at InterWest Partners. Dr. Fisher joined InterWest’s healthcare team in 2009, focusing on biopharmaceutical, diagnostic and medical device investments. He is a board member of Gynesonics, Indi Molecular, Precipio Diagnostics (NASDAQ: PRPO), and WeavR Health. He is also actively involved in InterWest’s investments in PMV Pharma, Potenza Therapeutics, Sera Prognostics (NASDAQ: SERA, where he serves as the Chief Business Officer), and Tizona Therapeutics. Prior to joining InterWest, Dr. Fisher was a vice president at New Leaf Venture Partners where he spent three years focusing on biopharmaceutical, medical device, and diagnostics investments including Pearl Therapeutics, Interlace Medical (Acquired by Hologic), and Stromedix (Acquired by Biogen Idec). Prior to joining New Leaf, Dr. Fisher was a project leader with The Boston Consulting Group where he was a member of the Health Care Practice Area, consulting for leading pharmaceutical and biotech companies. Previously, Dr. Fisher worked for Centocor (a J&J operating company) in the Global Biologic Strategic Marketing Group. He received an A.B. in Economics and a B.S. in Biology, from Stanford. Dr. Fisher has a M.D. from the University of Pennsylvania School of Medicine and a M.B.A. from The Wharton School, University of Pennsylvania.
Brian G. Atwood
 has served as our Chairman since October 2021. Mr. Atwood serves as a Managing Director for Versant Ventures, a healthcare-focused venture capital firm that he co-founded
in 1999. In 2015, Mr. Atwood
co-founded
Cell Design Labs, Inc., a biotechnology company focused on developing human cell engineering technology for the treatment of multiple diseases, including cancer, where he served as President and Chief Executive Officer until 2017, when it was acquired by Gilead Sciences. Mr. Atwood serves on the board of directors of Clovis Oncology, Inc. (NASDAQ: CLVS), and Atreca, Inc. (NASDAQ: BCEL), where he is Chairman. He also served on the board of directors of Immune Design Corp. from May 2008 until June 2016 (acquired by Merck in 2019), Veracyte, Inc., from its founding in 2008 until December 2016, OpGen Inc., from July 2007 until December 2017, Five Prime Therapeutics, from 2002 until March 2016, Cadence Pharmaceuticals, Inc. from March 2006 until its acquisition in March 2014, Helicos Biosciences from 2003 until September 2011, Pharmion Corporation from 2000 until its acquisition in March 2008, Trius Therapeutics, Inc. from February 2007 until its acquisition in September 2013 and LWAC from January 2021 until the consummation of its business combination in August 2021. Mr. Atwood holds a B.S. in Biological Sciences from the University of California, Irvine, a M.S. in Ecology from the University of California, Davis, and a M.B.A. from Harvard Business School. Mr. Atwood was selected to serve because of his experience in the biotechnology industry, his years of business and leadership experience and his financial sophistication and expertise.
Kathleen LaPorte
 has served as an independent director since October 2021. Ms. LaPorte is an experienced executive, founder and board member, focused on life sciences.
She co-founded New
Leaf Ventures, served as a General Partner of The Sprout Group, and was Chief Business Officer and Chief Executive Officer of Nodality Inc. Ms. LaPorte has served on sixteen public company boards and fourteen public company audit committees and numerous private company boards. Ms. Laporte currently serves as an independent director for Bolt Biotherapeutics (NASDAQ: BOLT), Precipio Diagnostics (NASDAQ: PRPO), 89Bio (NASDAQ: ENTB), D2G Oncology, Elysium Therapeutics, and Q32 BIO. Ms. LaPorte serves as the chair of the audit committees of both Bolt Biotherapeutics and Precipio Diagnostics. She previously served on the California Institute for Regenerative Medicine, a state agency board. Ms. LaPorte has a B.S. degree in Biology from Yale University and a M.B.A. from the Stanford University Graduate School of Business. Ms. LaPorte was selected to serve because of her experience in the biotechnology industry and for her financial expertise as a member of numerous public board audit committees.
Barbara Kosacz
 has served as an independent director since October 2021. From January 2021 to August 2021, Ms. Kosacz served as a director of LWAC. Since July 2020, Ms. Kosacz has served as the Chief Operating

Officer and General Counsel of Kronos Bio, Inc. (NASDAQ: KRON), a publicly traded clinical-stage biopharmaceutical company. Prior to that, Ms. Kosacz was a Partner at the international law firm of Cooley LLP from January 1997 to December 2000, and again from February 2002 until July 2020, where she led the international Life Sciences Practice. Ms. Kosacz has more than 25 years of experience in counseling clients in the life sciences arena, ranging from early stage startups to larger public companies, venture funds, investment banks, and non-profit
institutions. She has served as a member of the BIO Emerging Companies’ Section Governing Board, is a member of the Board of Trustees of the Keck Graduate Institute, an advisory board member of Locust Walk Partners, and has been a speaker at multiple life sciences-related conferences, as well as guest lecturer at the University of California, Berkeley, Columbia University, University of Pennsylvania and Stanford University about biotechnology law, biotechnology business models, corporate partnering negotiations and deal structures, and bioethics. Recognized by Best Lawyers in America since 2008 and most recently as Biotechnology Lawyer of the Year in 2018, Ms. Kosacz was listed as a “leading lawyer” for healthcare and life sciences in the 2018 Legal 500, as a “Band 1” attorney in the 2018 edition of Chambers USA: America’s Leading Lawyers for Business and recognized as a “highly recommended transactions” lawyer by IAM Patent 1000 for her “nearly three decades advising diverse companies in the industry at a deeply strategic and commercial level and overseeing their most complex and profitable deals.” Ms. Kosacz is currently a member of the board of directors of XOMA Corp. (NASDAQ: XOMA), a royalty aggregation company, and Athira Pharma, Inc. (NASDAQ: ATHA), a late-clinical stage biotechnology company. Ms. Kosacz received her received B.A. from Stanford University and her J.D. from the University of California, Berkeley School of Law. Ms. Kosacz was selected to serve on our board due to her extensive experience in the life sciences industry and advising biotechnology companies.
Caroline Loewy
 has served as an independent director since October 2021. Ms. Loewy serves on public company boards, provides strategic advisory services to life science companies, and has more than 25 years of experience in the biopharmaceutical industry. From January 2021 to August 2021, Ms. Loewy served as a director of LWAC.
She co-founded and
served as Chief Financial Officer and Chief Business Officer of Achieve Life Sciences, Inc., a specialty pharmaceuticals company, from 2015 to 2017. Prior to Achieve Life Sciences, she served as Chief Financial Officer of several life sciences companies, including Tobira Therapeutics, Inc. from 2012 to 2014, Corcept Therapeutics Inc. from 2008 to 2011 and Poniard Pharmaceuticals, Inc. from 2006 to 2008. Prior to that, Ms. Loewy was a senior biotechnology equity research analyst at Morgan Stanley, Inc. from 2000 to 2004 and Prudential Securities, Inc. from 1996 to 1999. She began her career as a financial analyst at BankAmerica Corporation. Ms. Loewy is a founding board member of the Global Genes Project and a member of the Steering Committee of the Forum for Collaborative Research in Rare Diseases. She is also a founding board member of the KCNQ2 Cure Alliance Foundation. Ms. Loewy currently serves on the boards of directors of, CymaBay Therapeutics Inc., Aptose Biosciences Inc. and PhaseBio Pharmaceuticals, Inc. Ms. Loewy holds a B.A. from the University of California, Berkeley, and a M.B.A./M.S. degree from Carnegie Mellon University. Ms. Loewy was selected to serve on our board based on her financial expertise as a former chief financial officer as well as her extensive experience in the biopharmaceutical industry.
Advisors
Ryan Gilbert
, an advisor, brings over 20 years of global financial services expertise as an entrepreneur, angel investor, venture investor, and advisor. His public company exits include Square and Eventbrite. Mr. Gilbert previously served as an advisor to LWAC and currently serves as the President and Chief Executive Officer of FTAC Parnassus Acquisition Corp. (NASDAQ: FTPA) and FTAC Zeus Acquisition Corp. (NASDAQ: ZING), each a blank check company formed for the purpose of effecting its own initial business combination. He was most recently President and Chief Executive Officer of FTAC Olympus Acquisition Corp., which merged with Payoneer (NASDAQ: PAYO). Mr. Gilbert is founder and General Partner of Launchpad Capital, a venture capital fund. He was most recently a General Partner at Propel Venture Partners, a venture capital fund backed by BBVA Group. He currently serves on the boards of directors of Propel Venture Partners portfolio companies Charlie Finance Co., Guideline, Inc., Grabango Co. and Steady Platform Inc. Mr. Gilbert serves as the executive chairman of SmartBizLoans, a small business lending marketplace that he co-founded
as an

entrepreneur-in-residence
at Venrock. Mr. Gilbert is an independent director of bKash, Bangladesh’s largest remittance and mobile banking platform, and a director of River City Bank, a $3.2 billion community bank based in Sacramento, CA. He was previously co-founder
and Chief Executive Officer of real estate payments company PropertyBridge (acquired by MoneyGram International). Mr. Gilbert graduated from the University of the Witwatersrand in Johannesburg, South Africa.
Shami Patel
, an advisor, is a Managing Director of the Asset Management Group of Cohen & Company Inc., a financial services company. Mr. Patel previously served as Chief Operating Officer of FTAC Olympus and as an advisor to LWAC and as an advisor to FinServ, a blank check company which raised $250.0 million in its initial public offering in November 2019 and consummated its business combination in June 2021. Mr. Patel was also active in all aspects of the IPO and business combination process of FinTech I and FinTech II, including origination, due diligence and execution. He served as a Director, Chair of the Audit Committee and member of the Compensation Committee of FinTech I and FinTech II. FinTech I raised $100.0 million in its IPO in February 2015 and completed its initial business combination when it acquired FTS Holding Corporation in July 2016, in connection with which FinTech I changed its name to CardConnect Corp. The common stock of CardConnect Corp. was traded on the NASDAQ Capital Market under the symbol “CCN” until CardConnect Corp. was acquired by First Data Corporation in July 2017. FinTech II raised $175.0 million in its IPO in January 2017 and completed its initial business combination when it acquired Intermex Holdings II in July 2018, in connection with which FinTech II changed its name to International Money Express, Inc. The common stock of International Money Express, Inc. is currently traded on the NASDAQ Capital Market under the symbol “IMXI.” He also served as an advisor to FinTech III, a blank check company which raised $345.0 million in its IPO in November 2018 and completed its initial business combination when it merged with affiliates of Paya, Inc. in October 2020, in connection with which Paya Holdings Inc. became publicly traded on the NASDAQ Capital Market under the symbol “PAYA.” Mr. Patel has a B.A. in Philosophy and Economics from Trinity University and a J.D. and M.B.A from Duke University.
Our advisors and any additional advisors we may engage (i) assist us in sourcing and negotiating with potential business combination targets, (ii) provide their business insights when we assess potential business combination targets and (iii) upon our request, provide their business insights as we work to create additional value in the businesses that we acquire, which, in the case of (iii), will fulfill some of the same functions as our board members. However, they have no written advisory agreement with us. Additionally, except as otherwise disclosed in this Annual Report, our advisors have no other employment or compensation arrangements with us. Moreover, our advisors are not under any fiduciary obligations to us nor do they perform board or committee functions, nor do they have any voting or decision making capacity on our behalf. They are also not required to devote any specific amount of time to our efforts or be subject to the fiduciary requirements to which our board members are subject. Accordingly, if any of our advisors becomes aware of a business combination opportunity which is suitable for any of the entities to which he has fiduciary or contractual obligations, including other blank check companies, he will honor his fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We may modify or expand our roster of advisors as we source potential business combination targets or create value in businesses that we may acquire.
Number and Terms of Office of Officers and Directors
Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year
term. The term of office of the first class of directors, consisting of Brian G. Atwood and Kathleen LaPorte, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Chris Ehrlich, Caroline Loewy and Barbara Kosacz, will expire at our second annual meeting of stockholders.

Collectively, through their positions described above, our officers and directors have extensive experience in life sciences industries. These individuals play a key role in identifying and evaluating prospective acquisition candidates, selecting the target businesses, and structuring, negotiating and consummating their acquisition.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of any publicly traded class of our equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the SEC. Officers, directors, and greater-than-ten-percent
stockholders are required by the SEC’s regulations to furnish the Company with copies of all Section 16(a) forms that they file.
Based solely upon a review of Forms 3 and Forms 4 furnished to the Company during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 2021.
Board Committees
Audit Committee
We have established an audit committee of the board of directors, which consists of Brian Atwood, Kathleen LaPorte and Caroline Loewy, all of whom meet the independent director standard under NASDAQ’s listing standards and under Rule
10A-3(b)(1)
of the Exchange Act. Ms. Loewy serves as Chairman of our audit committee.
The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•
reviewing and discussing with management and the independent registered public accounting firm our annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form
10-K;

•
discussing with management and the independent registered public accounting firm significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•
determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

•	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.
Financial Expert on Audit Committee
The audit committee will at all times be composed exclusively of independent directors who are “financially literate” as defined under NASDAQ’s listing standards. The NASDAQ listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.
In addition, we must certify to NASDAQ that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. We have determined that Ms. Loewy satisfies NASDAQ’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.
Compensation Committee
We have established a compensation committee of the board of directors, which consists of Kathleen LaPorte and Barbara Kosacz, each of whom meets the independent director standard under NASDAQ’s listing standards and under Rule
10A-3(b)(1)
of the Exchange Act. Ms. LaPorte serves as Chairman of our compensation committee.
The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

•	reviewing and approving the compensation of all of our other executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement;

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors; and

•	monitoring compliance with the requirements under the Sarbanes-Oxley Act relating to loans to directors and officers, and with all other applicable laws affecting employee compensation and benefits.
The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.
Other Board Committees
Our board of directors intends to establish a nominating committee upon consummation of our initial business combination. At that time, our board of directors intends to adopt a charter for this committee. Prior to such time, our independent directors will address any nominations process, as required by NASDAQ.
Code of Conduct and Ethics
We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws, a copy of which is filed as an exhibit to this Annual Report. We will make a printed copy of our code of conduct and ethics available to any stockholder who so requests. Requests for a printed copy may be directed to us as follows: Phoenix Biotech Acquisition Corp., 2201 Broadway, Suite 705, Oakland, CA 94612, Attention: Secretary.

Item 11.	EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
None of our executive officers or directors has received any cash compensation for services rendered. No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, executive officers and directors, or any entity with which they are affiliated, for services rendered prior to or in connection with the consummation of an initial business combination other than (i) repayment of loans made to us prior to October 8, 2021 by an affiliate of our sponsor to cover offering-related and organization expenses, (ii) repayment of loans that our sponsor, members of our management team or any of their respective affiliates or other third parties may make to finance transaction costs in connection with an intended initial business combination (provided that if we do not consummate an initial business combination, we may use working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment), (iii) payments to our sponsor or its affiliate or designee of a total of $20,000 per month for office space, administrative and shared personnel support services, (iv) $465,000 to CCM at the closing of the initial public offering for financial advisory services provided by CCM in connection with the initial public offering and $1,162,500, which will be paid to CCM upon the closing of our initial business combination, (v) at the closing of our initial business combination, customary advisory fees, including placement agent fees, to an affiliate of our sponsor, in amounts that constitute a market standard fee for comparable transactions and services provided, and (vi) to reimburse for any out-of-pocket
expenses related to identifying, investigating and completing an initial business combination. Our audit committee must approve all payments in excess of $5,000 to be made to any initial holder, our sponsor, our directors and officers or our or their affiliates. Any advisory fee payable to an affiliate of our sponsor will be negotiated on an arms-length basis and will require approval of our audit committee.
After the consummation of our initial business combination, directors or members of our management team who remain in one of those capacities may be paid director, consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation.
Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business although we do not believe that the ability of our management to remain with us after the consummation of an initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.
Compensation Committee Interlocks and Insider Participation
No member of the compensation committee serves or served during the fiscal year ended December 31, 2021, as a member of the board of directors or compensation committee of a company that has one or more executive officers serving as a member of our Board or compensation committee.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth information regarding the beneficial ownership of our common stock as of March 24, 2022, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our named executive officers and directors that beneficially owns shares of our common stock; and

•	all our executive officers and directors as a group.
The table below represents beneficial ownership of Class A common stock, Class B common stock and Class A common stock and Class B common stock voting together as a single class, and is reported in accordance with the beneficial ownership rules of the SEC under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. The table does not reflect record or beneficial ownership of any outstanding warrants as no warrants are exercisable within 60 days.
The beneficial ownership of the Company’s voting common stock is based on 18,385,000 shares of Class A common stock outstanding and 4,596,250 shares of Class B common stock outstanding, except as otherwise indicated.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owners	Class A Common Stock		Class B Common Stock		Combined Voting Power (2)
	Number	% of class	Number	% of class	Number	% of class
Directors and Executive Officers : (1)
Chris Ehrlich (3)	699,996	3.8%	4,596,250	100.0%	5,296,246	23.0%
Daniel Geffken	—	—	—	—	—	—
Douglas Fisher	—	—	—	—	—	—
Brian G. Atwood	—	—	—	—	—	—
Kathleen LaPorte	—	—	—	—	—	—
Barbara Kosacz	—	—	—	—	—	—
Caroline Loewy	—	—	—	—	—	—
All directors and executive officers as a group (seven individuals)	699,996	3.8%	4,596,250	100.0%	5,296,246	23.0%

5% or Greater Beneficial Owners :
Highbridge Capital Management, LLC (4)	1,037,794	5.6%	—	—	1,037,794	4.5%
Beryl Capital Management LLC (5)	1,230,264	6.7%	—	—	1,230,264	5.4%
Phoenix Biotech Sponsor, LLC (3)	699,996	3.8%	4,596,250	100.0%	5,296,246	23.0%

*	Less than 1 percent.
1.	Unless otherwise noted, the business address of each of the following individuals is c/o Phoenix Biotech Acquisition Corp., 2201 Broadway, Suite 705, Oakland, CA 94612.
2.
Represents the percentage of voting power of our Class A common stock and Class B common stock voting together as a single class. Shares of Class B common stock will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one
basis, subject to certain adjustments described in our charter documents.

3.
Phoenix Biotech Sponsor, LLC, our sponsor, is the record holder of the shares reported herein. Chris Ehrlich, our Chief Executive Officer, is the manager of our sponsor and has voting and investment discretion with respect to the common stock held by our sponsor. Mr. Ehrlich may be deemed to have beneficial ownership of the common stock held directly by our sponsor, and he disclaims such beneficial ownership other than to the extent of his pecuniary interest therein. Each of our officers and directors is, directly or indirectly, a member of our sponsor.

4.
Based on information contained in a Schedule 13G/A filed on February 3, 2022 by Highbridge Capital Management, LLC (“Highbridge Capital”). Highbridge Capital, as the trading manager of Highbridge Tactical Credit Master Fund, L.P. and Highbridge SPAC Opportunity Fund, L.P. (collectively, the “Highbridge Funds”), may be deemed to be the beneficial owner of the 1,037,142 shares of Class A common stock held by the Highbridge Funds. The business address of the reporting person is 277 Park Avenue, 23rd Floor, New York, NY 10172.

5.
Based on information contained in a Schedule 13G/A filed on February 11, 2022 by Beryl Capital Management LLC (“Beryl”), Beryl Capital Management LP (“Beryl GP”), Beryl Capital Partners II LP (the “Partnership”) and David A. Witkin. Beryl is the investment adviser to the Partnership and other private investment funds (collectively, the “Funds”) and other accounts. Beryl is the general partner of Beryl GP, which is also the general partner of one or more of the Funds. Mr. Witkin is the control person of Beryl and Beryl GP. The Funds hold the shares of Class A common stock for the benefit of their investors, and the Funds and Beryl’s other clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the Class A common stock. Other than the Partnership, no individual client’s holdings of the Class A common stock are more than five percent of the outstanding shares of Class A common stock. Each reporting person disclaims beneficial ownership of the shares of Class A common stock except to the extent of that person’s pecuniary interest therein. The business address of each reporting person is 1611
S. Catalina Ave., Suite 309, Redondo Beach, CA 90277.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Related Party Policy
We have adopted a code of conduct and ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of the board) or as disclosed in our public filings with the SEC. Under our code of conduct and ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the Company.
In addition, our audit committee, pursuant to the Audit Committee Charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We also require each of our directors and officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.
To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors or their respective affiliates unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm, that our initial business combination is fair to our company from a financial point of view.
These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.
Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.
Founder shares
In June 2021, our sponsor paid $25,000 to cover certain expenses on our behalf in consideration of 4,598,750 founder shares. We effected a 0.0174775754 for 1 stock dividend in September 2021 for each share of Class B common stock outstanding. Also in October 2021, as a result of the underwriter exercising its overallotment option in part, our initial holders forfeited 82,875 founder shares. As a result, our initial stockholders hold 4,596,250 founder shares. The number of founder shares was determined based on the expectation that the founder shares would represent 20% of the aggregate of our founder shares, the placement shares and our issued and outstanding public shares after the initial public offering. The founder shares represent 100% of our issued and outstanding shares of Class B common stock.
Our initial holders, officers and directors have agreed not to transfer, assign or sell any of their founder shares (except to permitted transferees) until the earliest of (a) one year after the completion of our initial business combination, and (b) subsequent to the completion of our initial business combination, (x) if the last reported sale price of our shares of Class A common stock equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization, recapitalization or other similar transaction that results in all of our public stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property. Notwithstanding the foregoing, in connection with an initial business combination, the initial holders may transfer, assign or sell their founder shares with our consent to any person or entity that agrees in writing to be bound by the transfer restrictions set forth in the prior sentence.

Private Placement
Simultaneously with the initial public offering, we consummated the issuance and sale of an aggregate of 885,000 placement units at a price of $10.00 per unit for an aggregate purchase price of $8,850,000. The placement units were purchased by Cantor Fitzgerald (155,000 units), CCM (30,004 units) and our sponsor (699,996 units). Each placement unit consists of one placement share and one-half
of one placement warrant to purchase one share of our Class A common stock exercisable at $11.50. The proceeds from the placement units and the proceeds from the initial public offering (initially totaling $178,500,000) are held in the trust account.
The placement warrants are identical to the warrants included in the units sold in the initial public offering, except that if held by the initial purchasers or their permitted transferees, (a) they (including our common stock issuable upon exercise of the placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the consummation of our initial business combination and (b) they are entitled to registration rights. In addition, for as long as placement units are held by Cantor Fitzgerald and/or its designees or affiliates, such placement units will be subject to a lock-up
in compliance with FINRA Rule 5110(e) and the warrants underlying the placement units may not be exercised after five years from the commencement of sales of the initial public offering in accordance with FINRA Rule 5110(g)(8)(A). There are no redemption rights or liquidating distributions with respect to the founder shares, placement shares or placement warrants, which will expire worthless if we do not complete an initial business combination.
Promissory Note — Related Party
Prior to the closing of the initial public offering, our sponsor loaned us $55,000 for expenses related to our formation and the initial public offering. The loan was non-interest
bearing and due on the earlier of December 31, 2021 or the closing of the initial public offering. The loan was repaid in full on October 12, 2021.
Related Party Loans
In order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, to loan us funds as may be required. If we consummate an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender at the time of the business combination. The units would be identical to the placement units. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. There were no working capital loans outstanding as of December 31, 2021.
Registration Rights
Pursuant to a registration rights agreement entered into on October 5, 2021, the holders of the founder shares, placement units (including any securities contained therein) and the warrants included in the units that may be issued upon conversion of working capital loans made by our sponsor or one of its affiliates are entitled to registration rights to require us to register a sale of any of our securities held by them (in the case of the founder shares, only after conversion to our Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed by us and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities

Act to become effective until termination of the applicable
lock-up
period. Notwithstanding the foregoing, Cantor Fitzgerald may not exercise any demand and “piggyback” registration rights after five (5) and seven (7) years after October 5, 2021 and may not exercise any demand rights on more than one occasion. We will bear the costs and expenses incurred in connection with the filing of any such registration statements.
Administrative Services
Commencing on October 6, 2021, we pay an amount equal to $20,000 per month to our sponsor or its affiliate or designee for office space, administrative and shared personnel support services provided to us.
Advisory Services
We engaged CCM, an affiliate of us, our sponsor and/or certain of our directors and officers, to provide consulting and advisory services in connection with the initial public offering, for which it was entitled to a fee in an amount equal to $465,000, which was paid to CCM upon the closing of the initial public offering, and $1,162,500, which will be paid to CCM upon the closing of our initial business combination. Affiliates of CCM have and manage investment vehicles with a passive investment in our sponsor.
Trust Account Indemnification
Our sponsor has agreed that, if the trust account is liquidated without the consummation of a business combination, it will indemnify us to the extent any claims by a third party for services rendered or products sold to us, or any claims by a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below $10.20 per public share, except for any claims by any third party who executed a waiver of any and all rights to seek access to the trust account, regardless of whether such waiver is enforceable, and except for claims arising from our obligation to indemnify the underwriters of the initial public offering pursuant to the underwriting agreement. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations, we have not asked our sponsor to reserve for such obligations and we believe that its only assets are securities of our company. Therefore, we cannot assure you that our sponsor will be able to satisfy those obligations. We believe the likelihood of our sponsor having to indemnify the trust account is limited because we endeavor to have all third parties that provide products or services to us and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.
Conflicts of Interest
In general, officers and directors of a Delaware corporation are required to present business opportunities to the corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.
Our amended and restated certificate of incorporation provides, however, that the doctrine of corporate opportunity, or any other analogous doctrine, does not apply to us or any of our officers or directors or in circumstances that would conflict with any current or future fiduciary duties or contractual obligations.
Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing
fiduciary or contractual obligations, he or she may be required to present the opportunity to such entity prior to presenting the opportunity to us or, if he or she is subject to a non-compete
obligation that includes business opportunities, he or she may be prohibited from referring such opportunity to us. Below is a table summarizing the companies to which our officers and directors owe fiduciary obligations that could conflict with their fiduciary obligations to us, all of which may have to (i) be presented appropriate potential target businesses by our officers or directors, and (ii) reject the opportunity to acquire such potential target business, before the opportunity may be presented to us:

Individual	Entity	Affiliation
Chris Erlich	Prostate Management Diagnostics	Director

Daniel Geffken
Danforth Advisors
Windtree Therapeutics
Elicio Therapeutics
ProMIS Neurosciences
Prilenia Therapeutics Development Corp.
Apic Bio Inc.
Clear Creek Bio, Inc.
Windgap Medical, Inc.
Dermbiont, Inc.
Vigeo Therapeutics, Inc.
AnTolRx, Inc.
Calcimedica Inc.
OPY Acquisition Corp.
Myeloid Therapeutics

Founder and Managing Director
Director
Chief Financial Officer and Director
Chief Financial Officer
Chief Financial Officer
Chief Financial Officer
Chief Financial Officer
Chief Financial Officer
Chief Financial Officer
Chief Financial Officer
Chief Financial Officer
Chief Financial Officer
Chief Financial Officer
Chief Financial Officer

Douglas Fisher	InterWest Partners Revelation Partners Sera Prognostics Gynesonics Indi Molecular Precipio Diagnostics WeavR Health	Executive in Residence Venture Partner Chief Business Officer Director Director Director Director

Brian Atwood	Versant Ventures Clovis Oncology, Inc. Atreca, Inc.	Managing Director Director Chairman of the Board of Directors

Kathleen LaPorte	Bolt Biotherapeutics D2G Oncology Elysium Therapeutics Precipio Diagnostics Q32 BIO Inc. 89Bio Inc.	Director Director Director Director Director Director

Barbara Kosacz	Kronos Bio XOMA Corp. ArsenalBio, Inc.	Chief Operating Officer and General Counsel Director Director

Caroline Loewy	CymaBay Therapeutics, Inc. Aptose Biosciences Inc. PhaseBio Pharmaceuticals, Inc.	Director Director Director

We do not believe that any of the foregoing
pre-existing
fiduciary duties will materially affect our ability to consummate our initial business combination.
In addition, each of our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to the completion of our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. In particular, affiliates of our sponsor are currently sponsoring other blank check companies that are seeking to complete business combinations. Many of our directors and officers serve in similar roles for other blank check companies seeking to complete a business acquisition. Any such companies may present additional conflicts of interest in pursuing an acquisition target. However, we do not believe that any potential conflicts would materially affect our ability to complete our initial business combination.
Director Independence
NASDAQ rules require that a majority of the board of directors of a company listed on NASDAQ must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have determined that Brian G. Atwood, Kathleen LaPorte, Caroline M. Loewy and Barbara A. Kosacz are independent directors under NASDAQ rules and Rule
10A-3
of the Exchange Act.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The firm of Citrin Cooperman & Company, LLP, or Citrin, acted as our independent registered public accounting firm during the period June 8, 2021 (inception) through December 31, 2021. The following is a summary of fees paid or to be paid to Citrin for services rendered.
Audit Fees
Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements and services that are normally provided by Citrin in connection with regulatory filings. The aggregate fees billed by Citrin for professional services rendered for the audit of our annual financial statements and other required filings with the SEC for the period June 8, 2021 (inception) through December 31, 2021 totaled [$49,000]. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.
Audit-Related Fees
Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Citrin for consultations concerning financial accounting and reporting standards during the period June 8, 2021 (inception) through December 31, 2021.
Tax Fees
We did not pay Citrin for tax planning and tax advice for the period June 8, 2021 (inception) through December 31, 2021.

All Other Fees
We did not pay Citrin for other services for the period June 8, 2021 (inception) through December 31, 2021.
Audit Committee
Pre-Approval
Policies and Procedures
Our audit committee was formed upon the consummation of the initial public offering. As a result, the audit committee did not pre-approve
all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve
all auditing services and permitted
non-audit
services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit
services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).
PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Annual Report:
(1) Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Phoenix Biotech Acquisition Corp.
Opinion on the Financial Statement
We have audited the accompanying balance sheet of Phoenix Biotech Acquisition Corp. (the “Company”) as of December 31, 2021, and the statements of operations, changes in stockholders’ deficit and cash flows for the period from June 8, 2021 (inception) to December 31, 2021, and the related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from June 8, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Citrin Cooperman & Company, LLP
We have served as the Company’s auditor since 2021.
New York, New York
March 24, 2022

PHOENIX BIOTECH ACQUISITION CORP.
BALANCE SHEET
DECEMBER 31, 2021

ASSETS
CURRENT ASSETS
Cash	$1,098,573
Prepaid expenses and other assets	262,500

Total current assets	1,361,073

OTHER ASSETS
Prepaid expenses-noncurrent	200,651
Deferred tax asset	16,868
Investments held in Trust Account	178,499,615

TOTAL ASSETS	$180,078,207

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$14,433
Franchise tax payable	80,324
Due to Affiliate	3,315

Total current liabilities	98,072

LONG TERM LIABILITIES
Deferred underwriting fee payable	9,150,000

Total liabilities	9,248,072

COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK
Class A Common stock subject to possible redemption, $0.0001 par value, 17,500,000 shares at redemption value of $10.20 per share.	178,500,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock; $0.0001 par value; 60,000,000 shares authorized; 885,000 shares issued and outstanding (excluding 17,500,000 shares subject to possible redemption)	88
Class B common stock; $0.0001 par value; 10,000,000 shares authorized; 4,596,250 shares issued and outstandin g	459
Additional paid-in capital	—
Accumulated deficit	(7,670,412)

Total stockholders’ deficit	(7,669,865)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$180,078,207

The accompanying notes are an integral part of these financial statements

PHOENIX BIOTECH ACQUISITION CORP
STATEMENT OF OPERATIONS
FOR THE PERIOD JUNE 8, 2021 (INCEPTION) TO DECEMBER 31, 2021

OPERATING EXPENSES
General and administrative	251,706
Franchise tax	80,324

Total operating expenses	332,030

OTHER INCOME (EXPENSE)
Unrealized loss on marketable securities held in Trust Account	(385)
LOSS BEFORE PROVISION FOR INCOME TAXES	(332,415)
Income tax expense (benefit)	(16,868)

NET LOSS	(315,547)

Weighted average shares outstanding of Class A common stock	5,041,048

Basic and diluted net income per share, Class A	$4.15

Weighted average shares outstanding of Class B common stock	4,607,658

Basic and diluted net loss per share, Class B	$(0.03)

The accompanying notes are an integral part of these financial statements

PHOENIX BIOTECH ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD JUNE 8, 2021 (INCEPTION) TO DECEMBER 31, 2021

	Common stock				Additional paid-in capital	Accumulated deficit	Total Stockholders’ deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance, June 08, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Common Stock to initial stockholder	—	—	4,679,125	467	24,533	—	25,000
Proceeds from Initial Public Offering Costs allocated to Public Warrants (net of offering costs)	—	—	—	—	4,866,687	—	4,866,687
Sale of private placement units	885,000	88	—	—	8,849,912	—	8,850,000
Forfeiture of shares	—	—	(82,875)	(8)	8	—	—
Accretion for Class A Common Stock to redemption value	—	—	—	—	(13,741,140)	(7,354,865)	(21,096,005)
Net Loss	—	—	—	—	—	$(315,547)	$(315,547)

Balance, December 31, 2021	885,000	$88	4,596,250	$459	$—	$(7,670,412)	$(7,669,865)

The accompanying notes are an integral part of these financial statements

PHOENIX BIOTECH ACQUISITION CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD JUNE 8, 2021 (INCEPTION) TO DECEMBER 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(315,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on marketable securities held in Trust Account	385
Income tax expense (benefit)	(16,868)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(463,151)
Due to Affiliates	3,315
Accounts payable and accrued expenses	14,433
Franchise tax payable	80,324

Net cash flows used in operating activities	(697,109)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(178,500,000)

Net cash flows used in investing activities	(178,500,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering	172,365,000
Proceeds from notes payable—related party	55,000
Payments from notes payable—related party	(55,000)
Proceeds from private placement units	8,850,000
Proceeds from the issuance of class B stock to sponsor	25,000
Payment of offering costs	(944,318)

Net cash flows provided by financing activities	180,295,682

NET CHANGE IN CASH	1,098,573

CASH, BEGINNING OF PERIOD	—

CASH, END OF PERIOD	$1,098,573

Supplemental disclosure of noncash activities:
Deferred underwriting commissions payable charged to additional paid in capital	$9,150,000
Accretion for Class A common stock to redemption value	$21,096,005
The accompanying notes are an integral part of these financial statements

PHOENIX BIOTECH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

Note 1 — Description of Organization and Business Operations and Liquidity
Phoenix Biotech Acquisition Corp. the
(“
Company”) was incorporated in Delaware on June 8, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).
The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of December 31, 2021 the Company had not commenced any operations. All activity through December 31, 2021 relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on October 5, 2021. On October 8, 2021, the Company consummated the IPO of
15,500,000
units (“Units”) with respect to the Class A common stock included in the Units being offered (the “Public Shares”) at $
10.00
per Unit generating gross proceeds of $
155,000,000
, which is discussed in Note 3. The company has selected December 31 as its fiscal year end.
Simultaneously with the closing of the IPO, the Company consummated the sale of
845,000
units (“Private Placement Units”) at a price of $
10.00
per Private Placement Unit in a private placement to the Company’s sponsor, Phoenix Biotech Sponsor, LLC (the “Sponsor”), Cantor Fitzgerald & Co.
(“
Cantor”) and Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), generating gross proceeds of $
8,450,000
, which is described in Note 4.
Simultaneously with the closing of the IPO, the Company consummated the closing of the sale of
2,000,000
additional Units upon receiving notice of the underwriter’s election to partially exercise its overallotment option (“Overallotment Units”), generating additional gross proceeds of $
20,000,000
and incurring additional offering costs of $
1,400,000
in underwriting fees, all of which is deferred until the completion of the Company’s initial business combination. Simultaneously with the exercise of the overallotment, the Company consummated the Private Placement of an additional
40,000
Private Placement Units to the Sponsor and CCM, generating gross proceeds of $
400,000
.
Offering costs for the IPO and overallotment option amounted to $
12,729,318
, consisting of $
2,635,000
of underwriting fees, $
9,150,000
of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $
944,318
of other costs. As described in Note 6, the $
9,150,000
of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by January 8, 2023, subject to the terms of the underwriting agreement.
Following the closing of the IPO, $
178,500,000
($
10.20
per Unit) from the net proceeds of the sale of the Units in the IPO, the Overallotment Units and the Private Placement Units was placed in a trust account (“Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of
185
days or less or in money market funds meeting the conditions of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

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
The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $
10.20
per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights with respect to the Company’s warrants.
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
If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in
capital). While redemptions cannot cause the Company’s net tangible assets to fall below $
5,000,001
, the Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.
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
Notwithstanding the foregoing, the Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Class A common stock sold in the IPO, without the prior consent of the Company.
The Company’s Sponsor, officers and directors (the “Initial Stockholders”) have agreed not to propose an amendment to the Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem
100
% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (defined below), unless the Company provides the Public Stockholders with the opportunity to redeem their shares of Class A common stock in conjunction with any such amendment.
If the Company is unable to complete a Business Combination by
January 8, 2023
,
15
months from the closing of the IPO (“Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten
business days thereafter, redeem the Public Shares, at a
per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $
100,000
of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note
6)
held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $
10.20
per share held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of
1933
, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Risks and Uncertainties
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus
(“COVID-19”)
as a pandemic which continues to spread throughout the United States and the world. As of the date the financial statements were issued there was considerable uncertainty around the expected duration of this pandemic. Management continues to evaluate the impact of the
COVID-19
pandemic and the Company has concluded that while it is reasonably possible that
COVID-19
could have a negative effect on completing the Public Offering and subsequently identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Liquidity and Capital Resources
As of December 31, 2021, the Company had $1,098,573 in its operating bank accounts, $178,499,615 in Cash and marketable securities held in Trust Account to be used for a Business Combination or to repurchase or redeem its Common Stock in connection therewith and working capital of $1,263,001.
Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its IPO at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Additionally, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion.
Up to
 $1.5
million of such Working Capital Loans may be convertible into units of the post Business Combination company. Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a
B
usiness Combination or one year from the date of this filing. As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.
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
This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did no
t have any cash equivalents as of December
31
,
2021
.
Investments Held in Trust Account
At December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Offering Costs associated with the Initial Public Offering
Offering costs, including additional underwriting fees associated with the underwriters’ exercise of the over-allotment option, consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs, including those attributable to the underwriters’ partial exercise of the over-allotment option, amounted to $
12,729,318
. This amount was charged to stockholders’ deficit upon the completion of the IPO.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $
250,000
. At December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.
Fair Value of Financial Instruments
The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:
Level 1:     Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2:     Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
Level 3:     Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.
Income Taxes
The Company complies with the accounting and reporting requirements of ASC 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC
740
prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no
unrecognized tax benefits as of December
31
,
2021
. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for December
31
,
2021
. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the year’s income taxable for federal and state income tax reporting purposes. Total tax provision may differ from the statutory tax rates applied to income before provision for income taxes due principally to expenses charged which are not tax deductible.
The total provision benefit for income taxes is comprised of the following:

December 31, 2021
Current expense	$—
Deferred tax benefit	69,807
Change in valuation allowance	(52,939)

Total income tax benefit	$16,868

The net deferred tax assets and liabilities in the accompanying balance sheets included the following components:

December 31, 2021
Deferred tax assets	$69,807
Deferred tax liabilities	—
Valuation allowance for deferred tax assets	(52,939)

Net deferred tax assets	$16,868

The deferred tax assets as of December 31, 2021 were comprised of the tax effect of cumulative temporary differences as follows:

December 31, 2021
General and administration expenses before business combination	$69,807
Valuation allowance for deferred tax assets	(52,939)

Total	$16,868

In assessing the
realization
of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. At the period ended December 31, the valuation allowance was
 $
52,939
.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate is as follows:

	December 31, 2021
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Valuation allowance	(26.1)%

Income tax provision (benefit)	(5.1	) %
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, 17,500,000 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period.

Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
At December 31, 2021, the Class A common stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$175,000,000
Less:
Fair value of Public Warrants at issuance (net of offering costs)	(5,250,000)
Class A common stock issuance costs	(12,346,005)
Plus: Accretion of carrying value to redemption value	21,096,005

Class A common stock subject to possible redemption	$178,500,000
Net
Income (loss)
per Common Stock
The Company has
two
classes of shares, which are referred to as Class A common stock and Class B Common Stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two
classes of shares. Public Warrants (see Note
3)
and Private Placement Warrants (see Note
4)
to purchase
9,192,500 Common Stock at $11.50
 per share were issued on October
29
,
2021
. At December
31
,
2021
,
no
 Public Warrants or Private Placement Warrants have been exercised. The
9,192,500
potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period ended December
31
,
2021
because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common stock is the same as basic net income per common stock for the period.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of stock.

For the period June 8, 2021 (inception) through December 31, 2021
Net Income (loss)	$(315,547)
Accretion for Class A Common Stock to redemption value	(21,096,005)
Net loss including accretion of temporary equity to redemption value	$(21,411,552)

	Class A	Class B
NUMERATOR
Allocation of net loss before accretion income	$(164,860)	$(150,687)
Accretion for Class A Common Stock to redemption value	21,096,005	—

Net loss including accretion of temporary equity to redemption value	$20,931,145	$(150,687)

DENOMINATOR
Weighted Average Shares Outstanding including common stock subject to redemption	5,041,048	4,607,658
Basic and dilution net income (loss) per share	$4.15	$(0.03)
Accounting for Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common stock and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standard Update (“ASU”)
No. 2020-06,
Debt -Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging -Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU
2020-06
on June 8, 2021, with no impact upon adoption.
The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement
Note 3 — Initial Public Offering and Over-Allotment
Pursuant to the IPO, the Company sold 17,500,000 units (including 2,000,000 units as part of the underwriters’ partial exercise of the over-allotment option) at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock (such shares of Class A common stock included in the Units being offered, the “Public Shares”), and one-half
a redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).
Note 4 — Private Placement Warrants
On October 8, 2021, simultaneously with the consummation of the IPO, the Company consummated the issuance and sale (“Private Placement”) of 885,000 Units (the “Placement Units”) in a private placement transaction at a price of $10.00 per Placement Unit, generating gross proceeds of $8,850,000. The Placement Units were purchased by Cantor (155,000 Units), CCM (30,004 Units) and Sponsor (699,996 Units). Each whole Placement Unit consists of one placement share and one-half
of a redeemable warrant (“Placement Warrant”). Each whole Placement Warrant will be exercisable to purchase one share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the Placement Units was added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Placement Units and all underlying securities will be worthless.
Note 5 — Related Party Transactions
Founder Shares
On June 18, 2021, the Sponsor provided funds to pay for certain costs totaling $25,000 on behalf of the Company as consideration for 4,598,750 shares of Class B common stock (the “Founder Shares”). In September 2021, the Company effected a 0.017 for 1 stock dividend for each share of Class B common stock outstanding, and, as a result, the Sponsor holds 4,679,125 Founder Shares. As a result, the Company’s shares have been retroactively adjusted for this stock dividend; however, due to the shares being closely held the corresponding earnings have not been capitalized from retained earnings. The Sponsor agreed to forfeit up to 592,875 Founder Shares to the extent that the
45-day
over-allotment option was not exercised in full by the underwriters. Since the underwriters exercised the over-allotment option only in part, the Sponsor did forfeit 82,875 Founder Shares.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earliest of: (a) one year after the completion of a Business Combination and (b) subsequent to a Business Combination, (x) if the closing price of the shares of Class A common stock equals or exceeds $12.00 per share (as adjusted) for any 20 trading days within any
30-trading
day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property.
Related Party Loans
On June 18, 2021, the Sponsor agreed to loan the Company an aggregate of up to
 $300,000
to cover expenses related to the Proposed Public Offering pursuant to a promissory note which was amended on September 10, 2021 (as amended, the “Note”).
This loan is non-interest. The Company had $55,000 in borrowings under the Note, which was repaid in full on October 12, 2021. Accordingly, as of December 31, 2021, the Company had no borrowings under the Note.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of
$10.00
per unit. The warrants would be identical to the Private Placement Units.
At December 31, 2021 the Company had no outstanding borrowings under the Working Capital Loans.

Consulting Services
The Company entered into an agreement, commencing on the date of its listing on
NASDAQ
, to pay the spouse of our Chief Executive Officer a monthly consulting fees of $15,000 for assisting the Company in identifying and evaluating potential acquisition targets. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. As of December 31, 2021, $41,613 has been incurred under this agreement.
Support Services
The Company entered into an agreement, commencing on the date of its listing on
NASDAQ
through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $20,000 for office space, secretarial and administrative services. As of December 31, 2021, $60,000 has been incurred under this agreement.

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
Underwriting Agreement
The Company granted the underwriters a
45-day
option from the date of the final prospectus relating to the IPO to purchase up to 2,325,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On October 8, 2021, the underwriters’ partially exercised their over-allotment option and purchased 2,000,000 units at $10.00 per unit.
The underwriters were paid a cash underwriting discount of $0.20 per unit, or $3,100,000 in the aggregate at the closing of the IPO, of which $465,000 was reimbursed to the Company to pay for additional advisors. The underwriters’ agreed to defer any additional fees related to the exercise of the over-allotment option until the Company completes a Business Combination. As such, $400,000 of additional underwriting fees related to the over-allotment have been deferred. In addition, the underwriters are entitled to a deferred underwriting commissions of $0.50 per unit, or $8,750,000 ($9,150,000 in the aggregate when including the $400,000 noted above) from the closing of the IPO. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 7 — Stockholders’ Equity
Common Stock
Class A common stock — The Company is authorized to issue 60,000,000 shares of Class A common stock with a par value of $0.0001 per share.
As of December 31, 2021, there were 17,500,000 shares subject to redemption which are presented as temporary equity. As of December 31, 2021, there were
885,000
Class A common stock issued and outstanding.
Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of
December 31, 2021, there
 were 4,596,250 shares of Class B common stock outstanding. The Sponsor agreed to forfeit up to 592,875 Founder Shares to the extent that the
45-day
over-allotment option was not exercised in full by the underwriter. Since the underwriter exercised the over-allotment option only in part, the Sponsor did forfeit 82,875 Founder Shares, subsequent to September 30, 2021.
Prior to the consummation of an initial Business Combination, only holders of shares of Class B common stock will have the right to vote on the election of directors. Holders of shares of Class A common stock and shares of Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders.
The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination at a ratio such that the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20%
of the sum of (i) the total number of common stock issued and outstanding upon completion of the IPO, plus (ii) the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, deemed issued, or to be issued, to any seller in a Business Combination and any Placement Warrants issued to the Sponsor, its affiliates or any member of the management team upon conversion of Working Capital Loans. In no event will the shares of Class B common stock convert into shares of Class A common stock at a rate of less than one-to-one.
Preferred stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.
Warrants —
The Company has determined that warrants issued in connection with its IPO in October 2021 are subject to treatment as equity.
In order to account for the fair value of the warrants on IPO, the Company used Monte Carlo Model Simulation. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date was derived from observable public warrant pricing on comparable ‘blank check’ companies that recently went public in 2020 and 2021. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be six months until the close of a Business Combination, and the contractual five-year term subsequently. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The fair value of the Public Warrants and Private Placement Warrants as on October 6, 2021, was $
0.60
and $
0.60
respectively.
At December 31, 2021, there were 8,750,000 Public Warrants and 442,500 Private Placement Warrants outstanding.

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

•
if, and only if, the reported last sale price of Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a
30-trading-day
period commencing at any time after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and

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
In addition, if the Company issues additional common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Initial Stockholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance), and (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted-average trading price of the Company’s common stock during the
20-trading-day
period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of common stock or equity-linked securities.
Note 8 — Fair Value Measurements
The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:
Level 1:     Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2:     Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
Level 3:     Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At December 31, 2021, the assets held in the Trust Account were held in U.S Treasury Securities. All of the Company’s investments held in the Trust Account are classified as trading securities
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities	1	$178,499,615	—	—
Note 9 — Subsequent Events
The Company has evaluated subsequent events through the date these financial statements were issued and determined that there were no subsequent events that would require adjustment or disclosure.
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form
10-K.
The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company. Copies of the exhibits which are incorporated herein by reference can be obtained on the SEC website at www.sec.gov.

Exhibit No.	Description

1.1	Underwriting Agreement, dated October 5, 2021, between the Company and Cantor Fitzgerald & Co.(1)

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on October 6, 2021(1)

3.2	Amended and Restated Bylaws(2)

4.1	Specimen Unit Certificate(2)

4.2	Specimen Common Stock Certificate(2)

4.3	Specimen Warrant Certificate(2)

4.4	Warrant Agreement, dated October 5, 2021, between Continental Stock Transfer & Trust Company and the Company(1)

4.5*	Phoenix Biotech Acquisition Corp. Description of Securities

10.1	Letter Agreement, dated October 5, 2021, by and among the Company and certain security holders, officers and directors of the Company(1)

10.2	Administrative Services Agreement, dated October 5, 2021, between the Company and Phoenix Biotech Sponsor, LLC(1)

10.3	Unit Subscription Agreement, dated October 5, 2021 between the Company and Phoenix Biotech Sponsor, LLC(1)

10.4	Unit Subscription Agreement, dated October 5, 2021 between the Company and Cantor Fitzgerald & Co.(1)

10.5	Unit Subscription Agreement, dated October 5, 2021 between the Company and Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC. (1)

Exhibit No.	Description

10.6	Investment Management Trust Agreement, dated October 5, 2021 between Continental Stock Transfer & Trust Company and the Company(1)

10.7	Registration Rights Agreement, dated October 5, 2021, between the Company and certain security holders of the Company(1)

10.8	Form of Indemnity Agreement(2)

10.9	Form of Engagement Letter with Cohen & Company Capital Markets(2)

14.1	Code of Business Conduct and Ethics(2)

21.1*	Subsidiaries of the Registrant

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments

*	Filed herewith
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 12, 2021
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1, as amended (File No. 333-259491)

Item 16.	FORM 10-K SUMMARY.
Not applicable.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHOENIX BIOTECH ACQUISITION CORP.

Dated: March 24, 2022	/s/ Chris Ehrlich
Chris Ehrlich
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Chris Ehrlich Chris Ehrlich	Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2022

/s/ Daniel Geffken Daniel Geffken	Chief Financial Officer ( Principal Financial and Accounting Officer )	March 24, 2022

/s/ Douglas Fisher Douglas Fisher	President	March 24, 2022

/s/ Brian G. Atwood Brian G. Atwood	Director	March 24, 2022

/s/ Kathleen LaPorte Kathleen LaPorte	Director	March 24, 2022

/s/ Barbara A. Kosacz Barbara A. Kosacz	Director	March 24, 2022

/s/ Caroline M. Loewy Caroline M. Loewy	Director	March 24, 2022