Form 10-Q
period 2022-03-31
PHOENIX BIOTECH ACQUISITION CORP.
filed 2022-05-13
CIK 1870404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
of the Exchange Act):    Yes  ☒    No  ☐
As of May 13, 2022 there w
ere 18,385,000 shares of Class A common stock, par value $0.0001 per share, and 4,596,250 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

PHOENIX BIOTECH ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

i

Item 1.	Financial Statements
PHEONIX BIOTECH ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021 (Audited)
ASSETS
CURRENT ASSETS

Cash	$790,482	$1,098,573
Prepaid expenses and other current assets	307,125	262,500

Total current assets	1,097,607	1,361,073
OTHER ASSETS
Prepaid expenses and other assets - non-current	152,793	217,519
Cash and marketable securities held in Trust Account	178,526,395	178,499,615

TOTAL ASSETS	$179,776,795	$180,078,207

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$121,342	$14,433
Franchise tax payable	50,000	80,324
Due to affiliate	3,315	3,315

Total current liabilities	174,657	98,072
LONG TERM LIABILITIES
Deferred underwriting fee payable	9,150,000	9,150,000

Total liabilities	9,324,657	9,248,072

COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK
Class A Common stock subject to possible redemption, $0.0001 par value, 17,500,000 shares at redemption value of $10.20 per share.	178,500,000	178,500,000
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock; $0.0001 par value; 60,000,000 shares authorized; 885,000 shares issued and outstandin g (excluding 17,500,000 shares subject to possible redemption)	88	88
Class B common stock; $0.0001 par value; 10,000,000 shares authorized; 4,596,250 shares issued and outstanding	459	459
Accumulated deficit	(8,048,409)	(7,670,412)

Total stockholders’ deficit	(8,047,862)	(7,669,865)

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT	$179,776,795	$180,078,207

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHEONIX BIOTECH ACQUISITION CORP.
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

OPERATING EXPENSES
General and administrative	$354,777
Franchise tax	50,000

Total operating expenses	404,777
OTHER INCOME
Unrealized gain on marketable securities held in Trust Account	26,780

NET LOSS	$(377,997)

Weighted average shares outstanding of Class A common stock	18,385,000

Basic and diluted net loss per share, Class A	$(0.02)

Weighted average shares outstanding of Class B common stock	4,596,250

Basic and diluted net loss per share, Class B	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PHEONIX BIOTECH ACQUISITION CORP.
CONDENSED
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

	Common stock
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total Stockholders ‘ deficit
Balance, December 31, 2021	885,000	$88	4,596,250	$459	$—	$(7,670,412)	$(7,669,865)
Net l oss	—	—	—	—	—	(377,997)	(377,997)

Balance, March 31, 2022	885,000	$88	4,596,250	$459	$—	$(8,048,409)	$(8,047,862)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PHEONIX BIOTECH ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(377,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(26,780)

Changes in operating assets and liabilities:
Prepaid expenses and other assets	20,101
Accounts payable and accrued expenses	106,909
Franchise tax payable	(30,324)

Net cash flows used in operating activities	(308,091)

NET CHANGE IN CASH	(308,091)

CASH, BEGINNING OF PERIOD	1,098,573

CASH, END OF PERIOD	$790,482

The accompanying notes are an integral part of the unaudited condensed financial statements.

PHOENIX BIOTECH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022 (UNAUDITED)
Note 1 – Description of Organization and Business Operations and Liquidity
Phoenix Biotech Acquisition Corp. (the “Company”) was incorporated in Delaware on June 8, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”).
The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on October 5, 2021. On October 8, 2021, the Company consummated the IPO of 15,500,000
units (“Units”) (with respect to the Class A common stock included in the Units being offered (the “Public Shares”)) at
$10.00
per Unit generating gross proceeds of
$155,000,000
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
Simultaneously with the closing of the IPO, the Company consummated the sale of 2,000,000 additional Units upon receiving notice of the underwriter’s election to partially exercise its overallotment option (“Overallotment Units”), generating additional gross proceeds of $20,000,000 and incurring additional offering costs of $1,400,000 in underwriting fees, all of which are deferred until the completion of the Company’s initial business combination. Simultaneously with the exercise of the overallotment, the Company consummated the Private Placement of an additional 40,000 Private Placement Units to the Sponsor and CCM, generating gross proceeds of $400,000.
Offering costs for the IPO and exercise of the overallotment option amounted to
$12,729,318, consisting of $2,635,000 of underwriting fees, $9,150,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $944,318 of other costs. As described in Note 6, the $9,150,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by January 8, 2023, subject to the terms of the underwriting agreement.
Following the closing of the IPO, $178,500,000 ($10.20
per Unit) from the net proceeds of the sale of the Units in the IPO, the Overallotment Units and the Private Placement Units was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185
days or less or in money market funds meeting the conditions of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50
% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance the Company will be able to successfully effect a Business Combination.

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
If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in the absence of retained earnings, additional paid-in
capital). While redemptions cannot cause the Company’s net tangible assets to fall below
$5,000,001
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

Notwithstanding the foregoing, the Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of
20
% or more of the Class A common stock sold in the IPO, without the prior consent of the Company.
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
If the Company is unable to complete a Business Combination by January 8, 2023, 15 months from the closing of the IPO (“Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive its rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be o nly $10.20
per share held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims.
The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account
.
Risks and Uncertainties
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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.
Liquidity and Capital Resources
As of March 31, 2022, the Company had $790,482 in its operating bank accounts, $178,526,395 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and working capital of

$922,950.

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
Up
to $1.5
million of such Working Capital Loans may be convertible into units of the post Business Combination company. Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from the date of this filing. As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K,
as filed with the SEC on March 24, 2022. The interim results for the period presented are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future interim periods.
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

Cash and Cash Equivalents
The
Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022.
Investments Held in Trust Account
At March 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Offering Costs associated with the Initial Public Offering
Offering costs, including additional underwriting fees associated with the underwriter’s partial exercise of the over-allotment option, consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs, including those attributable to the underwriter’s partial exercise of the over-allotment option, amounted to
$12,729,318. This amount was charged to stockholders’ deficit upon the completion of the IPO.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At March 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account
s
.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Class A Common Stock Subject to Possible Redemption
The Company accounts
for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December
 31, 2021, 178,500,000
shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
At March 31, 2022, the Class A common stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$175,000,000
Less:
Proceeds from Initial Public Offering Costs allocated to Public Warrants	(5,250,000)
Class A common stock issuance costs	(12,346,005)
Plus: Accretion of carrying value to redemption value	21,096,005

Class A common stock subject to possible redemption	$178,500,000

Net Loss per Common Stock
The Company has two classes of shares, which are referred to as Class A common stock and Class B Common Stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 9,192,500 shares of Class A common stock at
$11.50
per share were issued on October 29, 2021. At March 31, 2022, no Public Warrants or Private Placement Warrants have been exercised.
The 9,192,500
potential shares of Class A common stock underlying outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period ended March 31, 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of stock.

	Class A Common Stock	Class B Common Stock
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(302,398)	$(75,599)
Denominator:
Weighted average shares outstanding	18,385,000	4,596,250
Basic and dilution net loss per share	$(0.02)	$(0.02)
Accounting for Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging. The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common stock and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.
Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements as of and for the three months ended March 31, 2022.
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
Note 4 — Private Placement Warrants
On October 8, 2021, simultaneously with the consummation of the IPO, the Company consummated the issuance and sale (“Private Placement”) of 885,000 Units (the “Placement Units”) in a private placement transaction at a price of $10.00 per Placement Unit, generating gross proceeds of $8,850,000. The Placement Units were purchased by Cantor (155,000 Units), CCM (30,004 Units) and Sponsor (699,996 Units). Each whole Placement Unit consists of one placement share and one-half
of a redeemable warrant (“Placement Warrant”). Each whole Placement Warrant will be exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. A portion of the proceeds from the Placement Units was added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Placement Units and all underlying securities will be worthless.

Note 5 — Related Party Transactions
Founder Shares
On June 18, 2021, the Sponsor provided funds to pay for certain costs totaling $25,000 on behalf of the Company as consideration for 4,598,750 shares of Class B common stock (the “Founder Shares”). In September 2021, the Company effected a 0.017 for 1 stock dividend for each share of Class B common stock outstanding, and, as a result, the Sponsor held
4,679,125
Founder Shares following the stock dividend. As a result, the Company’s shares have been retroactively adjusted for this stock dividend; however, due to the shares being closely held the corresponding earnings have not been capitalized from retained earnings. The Sponsor agreed to forfeit up to
 592,875 Founder Shares to the extent that the
45
-day
over-allotment option was not exercised in full by the underwriter. Since the underwriter exercised the over-allotment option only in part, the Sponsor did forf eit 82,875 Founder Shares.
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
 to cover expenses related to the IPO pursuant to a promissory note which was amended on September 10, 2021 (as amended, the “Note”). This loan in non-interest-bearing. There is no
balance on the note as of March 31, 2022 and December 31, 2021.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans will either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to
$1.5
million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of
$10.00
per unit. The units would be identical to the Private Placement Units. At March 31, 2022 and December 31, 2021,
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
For the three months ended
March

31, 2022
,
$45,000 has been incurred under this agreement.
Support Services
The Company entered into an agreement, commencing on the date of its listing on Nasdaq through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $20,000 for office space, secretarial and administrative services.
For
the
three months
ended March 31, 2022,
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
The
underwriter was
paid a cash underwriting discount of $0.20 per unit, or $3,100,000 in the aggregate at the closing of the IPO, of which $465,000 was reimbursed to the Company to pay for additional advisors. The underwriter
agreed to defer any additional fees related to the exercise of the over-allotment option until the Company completes a Business Combination. As such, $400,000 of additional underwriting fees related to the over-allotment have been deferred. In addition, the underwriter is
entitled to a deferred underwriting commissions of $0.50 per unit, or $8,750,000 ($9,150,000 in the aggregate when including the $400,000 noted above) from the closing of the IPO. The deferred fee will become payable to the underwriter
from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Note 7 — Stockholders’ Deficit
Common Stock
Class A common stock — The Company is authorized to issue 60,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 885,000 shares
of Class A common stock issued
and
outstanding (excluding 17,500,000 shares subject to possible redemption).
Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021
,

there were 4,596,250 shares of Class B common stock
issued and outstanding.

Prior to the consummation of an initial Business Combination, only holders of shares of Class B common stock will have the right to vote on the election of directors. Holders of shares of Class A common stock and shares of Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders.
The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination at a ratio such that the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20%
of the sum of (i) the total number of common stock issued and outstanding upon completion of the IPO, plus (ii) the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, deemed issued, or to be issued, to any seller in a Business Combination and any private placement-equivalent shares and warrants underlying units issued to the Sponsor, its affiliates or any member of the management team upon conversion of Working Capital Loans. In no event will the shares of Class B common stock convert into shares of Class A common stock at a rate of less than one-to-one.
Preferred stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no
shares of preferred stock issued or outstanding.
Warrants —
At March 31, 2022 and December 31, 2021, there were 8,750,000 Public Warrants and 442,500 Private Placement Warrants outstanding.
 T
he Public Warrants will become exercisable on the later of (a)
30
days after the completion of a Business Combination or (b)
12
months from the closing of the IPO. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the common stock issuable upon exercise of the warrants and a current prospectus relating to such common stock.
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
The Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Placement Warrants and the common stock issuable upon the exercise of the Placement Warrants will not be transferable, assignable, or salable until after the completion of a Business Combination, subject to certain limited exceptions. The Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger, or consolidation. However, the warrants will not be adjusted for issuances of common stock at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.
In addition, if the Company issues additional common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Initial Stockholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance
) (the “Newly Issued Price”),
and (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted-average trading price of the Company’s common stock during the
20-trading-day
period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the
Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.
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
At March 31, 2022, the assets held in the Trust Account were held in U.S Treasury Securities. All of the Company’s investments held in the Trust Account are classified as trading securities
.
The following table presents information about the Company’s assets and
liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

March 31, 2022

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$178,526,395	—	—
December 31, 2021

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$178,499,615	—	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Phoenix Biotech Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Phoenix Biotech Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
Phoenix Biotech Acquisition Corp. is a blank check company incorporated in Delaware on June 8, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, reorganization or other similar business transaction with one or more businesses that the Company has not yet identified (a “Business Combination”).

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.
Results of Operations
As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, the initial public offering (the “IPO”), and since the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the IPO placed in the Trust Account (defined below).
For the three months ended March 31, 2022, we had a net loss of $377,997 which consisted of general and administrative and franchise taxes of 404,777 and unrealized gain on marketable securities held in Trust Account of $26,780.
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
Simultaneously with the closing of the IPO, the Company consummated the closing of the sale of 2,000,000 additional Units upon receiving notice of the underwriter’s election to partially exercise its over-allotment option (“Over-allotment Units”), generating additional gross proceeds of $20,000,000 and incurring additional offering costs of $1,400,000 in underwriting fees, all of which are deferred until the completion of the Company’s initial Business Combination. Simultaneously with the exercise of the over-allotment, the Company consummated the Private Placement of an additional 40,000 Private Placement Units to the Sponsor and CCM, generating gross proceeds of $400,000.
Following the closing of the IPO, $178,500,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO, the Over-allotment Units and the Private Placement Units was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds meeting the conditions of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.
For the three months ended March 31, 2022, there was $308,091 of cash used in operating activities.
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
As of March 31, 2022, we had cash of $790,482 held outside the Trust Account.
In order to finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business

Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2022, the Company had no outstanding borrowings under the Working Capital Loans.
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
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Common Stock Subject to Possible Redemption
We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were effective.
Changes in Internal Control Over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None.

ITEM 1A.	RISK FACTORS
Except as disclosed, below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 24, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
The risk factor disclosure in our Annual Report on Form 10-K for the year ended December 31, 2021 set forth under the heading “Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations” is replaced in its entirety with the following risk factor:
Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. We will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.
On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The securities in the IPO were registered under the Securities Act on a registration statement on Form
S-1
(No. 333-259491). The registration statement for the Company’s IPO was declared effective on October 5, 2021. On October 8, 2021, the Company consummated the IPO of 15,500,000 units (“Units”) (with respect to the Class A common stock included in the Units being offered (the “Public Shares”)) at $10.00 per Unit generating gross proceeds of $155,000,000.. Cantor Fitzgerald & Co. (“Cantor”) acted as sole book-running manager of the IPO.
Simultaneously with the closing of the IPO, the Company consummated the sale of 845,000 units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Company’s sponsor, Phoenix Biotech Sponsor, LLC (the “Sponsor”), Cantor and Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), generating gross proceeds of $8,450,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
Simultaneously with the closing of the IPO, the Company consummated the closing of the sale of 2,000,000 additional Units upon receiving notice of the underwriter’s election to partially exercise its over-allotment option (“Over-allotment Units”), generating additional gross proceeds of $20,000,000 and incurring additional offering costs of $1,400,000 in underwriting fees, all of which are deferred until the completion of the Company’s initial business combination. Simultaneously with the exercise of the over-allotment, the Company consummated the Private Placement of an additional 40,000 Private Placement Units to the Sponsor and CCM, generating gross proceeds of $400,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
Offering costs for the IPO amounted to $12,729,318, consisting of $2,635,000 of underwriting fees, $9,150,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $944,318 of other costs. The $9,150,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by January 8, 2023, subject to the terms of the underwriting agreement.
Following the closing of the IPO, $178,500,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO, the Over-allotment Units and the Private Placement Units was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds meeting the conditions of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.
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
EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2021).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2(b) filed with the Form S-1 filed by the Registrant on September 13, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments.

*	Filed herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX BIOTECH ACQUISITION CORP.

Date: May 13, 2022	By:	/s/ Chris Ehrlich
	Name:	Chris Ehrlich
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Daniel Geffken
	Name:	Daniel Geffken
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)