Form 10-Q
period 2022-06-30
PHOENIX BIOTECH ACQUISITION CORP.
filed 2022-08-11
CIK 1870404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
 94612
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
of the Exchange Act):    Yes  ☒    No  ☐
As of August
11
, 2022 there were 18,385,000 shares of Class A common stock, par value $0.0001 per share, and 4,596,250 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

PHOENIX BIOTECH ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

		Page
PART 1 – FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Unaudited Condensed Balance Sheets as of June 30, 2022 and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2022 and the period from June 8, 2021 (inception) through June 30, 2021	2
	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the three and six months ended June 30, 2022 and the period from June 8, 2021 (inception) through June 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022 and the period from June 8, 2021 (inception) through June 30, 2021	4
	Notes to (Unaudited) Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18
Item 4.	Controls and Procedures	18
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	20
SIGNATURES		22

i

Item 1.	Financial Statements
PHOENIX BIOTECH ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021 (Audited)
ASSETS
CURRENT ASSETS
Cash	$553,775	$1,098,573
Prepaid expenses and other current assets	292,250	262,500

Total current assets	846,025	1,361,073
OTHER ASSETS
Prepaid expenses and other assets - non-current	87,347	217,519
Cash and marketable securities held in Trust Account	178,791,405	178,499,615

TOTAL ASSETS	$179,724,777	$180,078,207

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$163,003	$14,433
Franchise tax payable	67,890	80,324
Due to affiliate	3,315	3,315

Total current liabilities	234,208	98,072
LONG TERM LIABILITIES
Deferred underwriting fee payable	9,150,000	9,150,000

Total liabilities	9,384,208	9,248,072

COMMITMENTS AND CONTINGENCIES

REDEEMABLE COMMON STOCK
Class A Common stock subject to possible redemption, $0.0001 par value, 17,500,000 shares at redemption value of $10.20 per share.	178,500,000	178,500,000
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock; $0.0001 par value; 60,000,000 shares authorized; 885,000 shares issued and outstanding (excluding 17,500,000 shares subject to possible redemption)	88	88
Class B common stock; $0.0001 par value; 10,000,000 shares authorized; 4,596,250 shares issued and outstanding	459	459
Additional paid-in capital	—	—
Accumulated deficit	(8,159,978)	(7,670,412)

Total stockholders’ deficit	(8,159,431)	(7,669,865)

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT	$179,724,777	$180,078,207

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOENIX BIOTECH ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30,	For the six months ended June 30,	For the period from June 8, 2021(inception) through June 30,
	2022		2021

OPERATING EXPENSES
General and administrative	$326,580	$681,357	$1,000
Franchise tax	50,000	100,000	—

Total operating expenses	376,580	781,357	1,000
OTHER INCOME
Interest earned on marketable securities held in Trust Account	37,108	37,108	—
Unrealized gain earned on marketable securities held in Trust Account	227,903	254,683	—

Total other income	265,011	291,791	—

NET LOSS	$(111,569)	$(489,566)	$(1,000)

Weighted average shares outstanding of Class A common stock	18,385,000	18,385,000	—

Basic and diluted net loss per share, Class A	$(0.00)	$(0.02)	$—

Weighted average shares outstanding of Class B common stock	4,596,250	4,596,250	4,679,125

Basic and diluted net loss per share, Class B	$(0.00)	$(0.02)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PHOENIX BIOTECH ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED) AND
FOR THE PERIOD FROM JUNE 8, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Common stock
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total Stockholders’ deficit
Balance, December 31, 2021	885,000	$88	4,596,250	$459	$—	$(7,670,412)	$(7,669,865)
Net loss	—	—	—	—	—	(377,997)	(377,997)

Balance, March 31, 2022	885,000	88	4,596,250	459	$—	(8,048,409)	(8,047,862)
Net loss	—	—	—	—	—	(111,569)	(111,569)

Balance, June 30, 2022	885,000	$88	4,596,250	$459	$—	$(8,159,978)	$(8,159,431)

	Common stock
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total Stockholders’ deficit
Balance, June 8, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Common Stock Sponsor (1)(2)	—	—	4,679,125	467	24,533	—	25,000
Net loss	—	—	—	—	—	(1,000)	(1,000)

Balance, June 30, 2021	—	$—	4,679,125	$467	$24,533	$(1,000)	$(24,000)

(1)
This number included an aggregate of up to 592,875 Class B common stock that was subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter (see Note 5).

(2)	Shares have been retroactively adjusted to reflect the recapitalization of the Company in the form of a 0.017-for-1 stock dividend (see Note 5).
The

accompanying notes are an integral part of the unaudited condensed financial statements.

PHOENIX BIOTECH ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30, 2022	For the period from June 8, 2021 (inception) to June 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(489,566)	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(254,683)	—
Interest earned on marketable securities held in Trust Account	(37,108)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	100,422	—
Accounts payable	148,570	1,000
Franchise tax payable	(12,433)	—

Net cash used for operating activities	(544,798)	—

NET CHANGE IN CASH	(544,798)	—
CASH, BEGINNING OF PERIOD	1,098,573	—

CASH, END OF PERIOD	$553,775	$—

Supplemental disclosure of noncash activities:
Prepayment of expenses by the Sponsor in exchange for the issuance of Class B common stock	$—	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

PHOENIX BIOTECH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022 (UNAUDITED)
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
As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on October 5, 2021. On October 8, 2021, the Company consummated the IPO of 15,500,000 units (“Units”) (with respect to the Class A common stock included in the Units being offered (the “Public Shares”)) at $10.00 per Unit generating gross proceeds of $155,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.
Simultaneously with the closing of the IPO, the Company consummated the sale of 845,000 units (“Private Placement Units”)
 (with respect to the Class A common stock included in the Private Placement Units offered)

at a price of $10.00 per Private Placement Unit in a private placement to the Company’s sponsor, Phoenix Biotech Sponsor, LLC (the “Sponsor”), Cantor Fitzgerald & Co. (Cantor”) and Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), generating gross proceeds of $8,450,000, which is described in Note 4.
Simultaneously with the closing of the IPO, the Company consummated the sale of 2,000,000 additional Units upon receiving notice of the underwriter’s election to partially exercise its overallotment option (“Overallotment Units”), generating additional gross proceeds of $20,000,000 and incurring additional offering costs of $1,400,000 in underwriting fees, all of which are deferred until the completion of the Company’s initial
B
usiness
C
ombination. Simultaneously with the exercise of the overallotment, the Company consummated the Private Placement of an additional 40,000 Private Placement Units to the Sponsor and CCM, generating gross proceeds of $400,000.
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
Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5)
Private Placement Shares

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
If the Company is unable to complete a Business Combination by January 8, 2023, 15 months from the closing of the IPO (“Combination Period”),

and is unable to obtain an extension on the Combination Period the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares and Private Placement Shares
if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive its rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20 per share held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims.
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
could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of the financial statements. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Liquidity and Going Concern
As of June 30, 2022, the Company had $553,775 in its operating bank accounts, $178,791,405 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and working capital of $611,817.
The Company currently projects that it will not have sufficient funds to cover its expenses over a one year period from the date these financial statements are available to be issued. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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
no
t have any cash equivalents as of June
30
,
2022
.
Investments Held in Trust Account
At June 30, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account and interest earned on marketable securities are included in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At June 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 178,500,000
shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
At June 30, 2022, the Class A common stock subject to possible redemption reflected in the condensed balance sheet is reconciled in the following table:

Gross proceeds	$175,000,000
Less:
Proceeds from Initial Public Offering Costs allocated to Public Warrants	(5,250,000)
Class A common stock issuance costs	(12,346,005)
Plus: Accretion of carrying value to redemption value	21,096,005

Class A common stock subject to possible redemption	$178,500,000

Net Loss per Common Stock
The Company has two classes of shares, which are referred to as Class A common stock and Class B Common Stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 9,192,500 shares of Class A common stock at $11.50 per share were issued on October 29, 2021. At June 30, 2022, no
 Public Warrants or Private Placement Warrants have been exercised. The 9,192,500 potential shares of Class A common stock underlying outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and six month
 ended June 30, 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of stock.

	For the six months ended June 30, 2022		For the period June 8, 2021 (inception) through
			June 30, 2021
	Class A Common	Class B Common	Class A Common	Class B Common
	Stock	Stock	Stock	Stock
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(391,653)	$(97,913)	$—	$(1,000)
Denominator:
Weighted average shares outstanding	18,385,000	4,596,250	—	4,679,125
Basic and dilution net loss per share	$(0.02)	$(0.02)	$—	$(0.00)

	For the three months ended
	June 30, 2022
	Class A Common	Class B Common
	Stock	Stock
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(89,255)	$(22,314)
Denominator:
Weighted average shares outstanding	18,385,000	4,596,250
Basic and dilution net loss per share	$(0.00)	$(0.00)
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
Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements as of and for the six months ended June 30, 2022.
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
Related Party Loans
On June 18, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note which was amended on September 10, 2021 (as amended, the “Note”). This loan is non-interest-bearing.
There was no balance on the note as of June 30, 2022 and December 31, 2021.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans will either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. At June 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.
Consulting Services
The Company entered into an agreement, commencing on the date of its listing on NASDAQ, to pay the spouse of our Chief Executive Officer a monthly consulting fees of $15,000 for assisting the Company in identifying and evaluating potential acquisition targets. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. For the three and six months ended June 30, 2022,
$
45,000 and
$90,000 has been incurred under this agreement
, respectively
.
Support Services
The Company entered into an agreement, commencing on the date of its listing on
NASDAQ
through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $20,000 for office space, secretarial and administrative services. For the three and six months ended June 30, 2022, $60,000 and
$
120,000 has been incurred under this agreement
, respectively
.
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
Note 7 — Stockholders’ Deficit
Common Stock
Class A common stock — The Company is authorized to issue 60,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 885,000 shares of Class A common stock issued and outstanding (excluding 17,500,000 shares subject to possible redemption).
Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 4,596,250 shares of Class B common stock issued and outstanding.
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
Preferred stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Warrants —
At June 30, 2022 and December 31, 2021, there were 8,750,000 Public Warrants and 442,500 Private Placement Warrants outstanding. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the common stock issuable upon exercise of the warrants and a current prospectus relating to such common stock.
Notwithstanding the foregoing, if a registration statement covering the common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or l iquidation
.

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
In addition, if the Company issues additional common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Initial Stockholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance) (the “Newly Issued Price”), and (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted-average trading price of the Company’s common stock during the
20-trading-day
period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.
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

At June 30, 2022, the assets held in the Trust Account were held in U.S Treasury
s
ecurities.
All
of the Company’s investments held in the Trust Account are classified as trading securities.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.
June 30, 2022

	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities	1	$178,791,405	—	—
December 31, 2021

	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities	1	$178,499,615	—	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Results of Operations
As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, the initial public offering (the “IPO”), and since the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the IPO placed in the Trust Account (defined below).
For the three and six months ended June 30, 2022, we had a net loss of $111,569 and $ 489,566 respectively, which consisted of general and administrative and franchise taxes, offset by unrealized gain on marketable securities held in Trust Account.
Liquidity and Going Concern
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

Simultaneously with the closing of the IPO, the Company consummated the of 2,000,000 additional Units upon receiving notice of the underwriter’s election to partially exercise its over-allotment option (“Over-allotment Units”), generating additional gross proceeds of $20,000,000 and incurring additional offering costs of $1,400,000 in underwriting fees, all of which are deferred until the completion of the Company’s initial Business Combination. Simultaneously with the exercise of the over-allotment, the Company consummated the Private Placement of an additional 40,000 Private Placement Units to the Sponsor and CCM, generating gross proceeds of $400,000.
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
For the six months ended June 30, 2022, there was $544,798 of cash used in operating activities. For the period from June 8, 2021 (inception) through June 30, 2021, there was $0 of cash used in operating activities.
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
As of June 30, 2022, we had cash of $553,775 held outside the Trust Account.
The Company currently projects that it will not have sufficient funds to cover its expenses over a one year period from the date the financial statements are available to be issued. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements.
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Net Loss per Common Share
Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. At June 30, 2022 the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net loss per share is the same as basic net loss per share for the period presented.
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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
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
Except as disclosed below, there have been no material changes to the risk factors disclosed in our Annual Report on
Form 10-K
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
The risk factor disclosure in our Annual Report on Form 10-K for the year ended December 31, 2021 is updated to include the following risk factor:
Our management concluded that there is substantial doubt about our ability to continue as a “going concern.”
As of June 30, 2022, the Company had $553,775 in its operating bank accounts, $178,791,405 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $611.817. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Further, our plans to raise capital and to consummate our initial Business Combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern through our liquidation date. The financial statements contained elsewhere in this quarterly report do not include any adjustments that might result from our inability to consummate a Business Combination or our inability to continue as a going concern.

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
Offering costs for the IPO amounted to $12,729,318, consisting of $2,635,000 of underwriting fees (after reimbursement of $465,000 to the Company to pay for additional advisors), $9,150,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $944,318 of other costs. The $9,150,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by January 8, 2023, subject to the terms of the underwriting agreement.
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
EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2021).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2(b) filed with the Form S-1 filed by the Registrant on September 13, 2021).

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File—the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments.

*	Filed herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX BIOTECH ACQUISITION CORP.

Date: August 11, 2022	By:	/s/ Chris Ehrlich
	Name:	Chris Ehrlich
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Daniel Geffken
	Name:	Daniel Geffken
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)