Form 10-Q
period 2022-09-30
PHOENIX BIOTECH ACQUISITION CORP.
filed 2022-11-10
CIK 1870404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
Rule 12b-2of
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2of
the Exchange Act):    Yes  ☒    No  ☐
As of November
10,
2022 there were 18,385,000 shares of Class A common stock, par value $0.0001 per share, and 4,596,250 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

PHOENIX BIOTECH ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Unaudited Condensed Balance Sheets as of September 30, 2022 and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022, for the Three Months ended September 30, 2021 and the Period from June 8, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the Three and Nine Months Ended September 30, 2022, and the period from June 8, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and the Period from June 8, 2021 (inception) through September 30, 2021	4
	Notes to (Unaudited) Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18
Item 4.	Controls and Procedures	18
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	20
SIGNATURES		22

i

Item 1.	Financial Statements
PHOENIX BIOTECH ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021 (Audited)
ASSETS
CURRENT ASSETS
Cash	$507,915	$1,098,573
Prepaid expenses and other current assets	277,375	262,500

Total current assets	785,290	1,361,073
OTHER ASSETS
Prepaid expenses and other assets -non-current	21,183	217,519
Cash and marketable securities held in Trust Account	179,644,568	178,499,615

TOTAL ASSETS	$180,451,041	$180,078,207

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$710,355	$14,433
Franchise tax payable	101,836	80,324
Income tax payable	60,461	—
Due to affiliate	3,315	3,315

Total current liabilities	875,967	98,072
LONG TERM LIABILITIES
Deferred underwriting fee payable	9,150,000	9,150,000

Total liabilities	10,025,967	9,248,072

COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK
Class A Common stock subject to possible redemption, $0.0001 par value, 17,500,000 shares at redemption value of $10.26 and $10.20 per share as of September 30, 2022 and December 31, 2021, respectively	179,482,271	178,500,000
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock; $0.0001 par value; 60,000,000 shares authorized; 885,000 shares issued and outstanding (excluding 17,500,000 shares subject to possible redemption)	88	88
Class B common stock; $0.0001 par value; 10,000,000 shares authorized; 4,596,250 shares issued and outstanding	459	459
Additional paid-in capital	—	—
Accumulated deficit	(9,057,744)	(7,670,412)

Total stockholders’ deficit	(9,057,197)	(7,669,865)

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT	$180,451,041	$180,078,207

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOENIX BIOTECH ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Period from June 8, 2021(Inception) through September 30,
	2022	2021	2022	2021
OPERATING EXPENSES
General and administrative	$786,685	$—	$1,468,042	$1,000
Franchise tax	50,000	—	150,000	—

Total operating expenses	836,685	—	1,618,042	1,000
OTHER INCOME
Interest earned on marketable securities held in Trust Account	320,475	—	357,583	—
Unrealized gain earned on marketable securities held in Trust Account	661,176	—	915,859	—

Total other income	981,651	—	1,273,442	—
Income (loss) before benefit from (provision for) income taxes	144,966	—	(344,600)	(1,000)
Provision for income taxes	(60,461)	—	(60,461)	—

NET INCOME (LOSS)	$84,505	$—	$(405,061)	$(1,000)

Weighted average shares outstanding of Class A common stock	18,385,000	—	18,385,000	—

Basic and diluted net income (loss) per share, Class A	$0.00	$—	$(0.02)	$—

Weighted average shares outstanding of Class B common stock	4,596,250	4,679,125	4,596,250	4,679,125

Basic and diluted net income (loss) per share, Class B	$0.00	$—	$(0.02)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PHOENIX BIOTECH ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED) AND
FOR THE PERIOD FROM JUNE 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Common stock
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total Stockholders’ deficit
Balance, December 31, 2021	885,000	$88	4,596,250	$459	$—	$(7,670,412)	$(7,669,865)
Net loss	—	—	—	—	—	(377,997)	(377,997)

Balance, March 31, 2022	885,000	88	4,596,250	459	—	(8,048,409)	(8,047,862)
Net loss	—	—	—	—	—	(111,569)	(111,569)

Balance, June 30, 2022	885,000	88	4,596,250	459	—	(8,159,978)	(8,159,431)
Accretion for Class A Common Stock Subject to Redemption						(982,271)	(982,271)
Net income						84,505	84,505

Balance, September 30, 2022	885,000	$88	4,596,250	$459	$—	$(9,057,744)	$(9,057,197)

	Common stock
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total Stockholders’ deficit

Balance, June 8, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Common Stock Sponsor(1)(2)	—	—	4,679,125	467	24,533	—	25,000
Net loss	—	—	—	—	—	(1,000)	(1,000)

Balance, June 30, 2021	—	—	4,679,125	467	24,533	(1,000)	24,000
Net loss	—	—	—	—	—	—	—

Balance, September 30, 2021	—	$—	4,679,125	$467	$24,533	$(1,000)	$24,000

(1)
This number included an aggregate of up to 592,875 Class B common stock that was subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter (see Note 5).

(2)	Shares have been retroactively adjusted to reflect the recapitalization of the Company in the form of a 0.017-for -1 stock dividend (see Note 5).
The accompanying notes are an integral part of the unaudited condensed financial statements.

PHOENIX BIOTECH ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30, 2022	For the Period from June 8, 2021 (Inception) to September 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(405,061)	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(915,859)	—
Interest earned on marketable securities held in Trust Account	(357,583)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	181,461	—
Income tax payable	60,461	—
Accounts payable	695,922	1,000
Franchise tax payable	21,512	—

Net cash used for operating activities	(719,147)	—
CASH FLOWS FROM INVESTING ACTIVITIES
Cash withdrawn from Trust Account for taxes	128,489	—

Cash provided by for investing activities	128,489	—

NET CHANGE IN CASH	(590,658)	—
CASH, BEGINNING OF PERIOD	1,098,573	—

CASH, END OF PERIOD	$507,915	$—

Supplemental disclosure of noncash activities:
Accretion of Class A common stock subject to possible redemption	$982,271	$—

Deferred offering costs included in accrued offering costs	$—	$276,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

PHOENIX BIOTECH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022 (UNAUDITED)
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
As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022, relates to the Company’s formation and initial public offering
(“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income earned on investments from the proceeds derived from the IPO and placed in the Trust Account (defined below).
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
Simultaneously with the closing of the IPO, the Company consummated the sale of 845,000 units (“Private Placement Units”) (with respect to the Class A common stock included in the Private Placement Units offered, the “Private Placement Shares”)
 at a price of $10.00 per Private Placement Unit in a private placement to the Company’s sponsor, Phoenix Biotech Sponsor, LLC (the “Sponsor”), Cantor Fitzgerald & Co.
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
Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), Private Placement Shares and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.
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
Inflation Reduction Act of 2022 (the “IR Act”)
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.
Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.
Liquidity and Going Concern
As of September 30, 2022, the Company had $507,915 in its operating bank accounts, $179,644,568 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and working capital of $71,620, excluding the effects
of taxes payable.
The Company currently projects that it will not have sufficient funds to cover its expenses over a one-year
period from the date these financial statements are available to be issued. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to
Form 10
-Q

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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on
Form 10
-K,
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.
Investments Held in Trust Account
At September 30, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheet
s
at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account and interest earned on marketable securities are included in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At September 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, 17,500,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheet
s
.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
At September 30, 2022, the Class A common stock subject to possible redemption reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$175,000,000
Less:
Proceeds from IPO Costs allocated to Public Warrants	(5,250,000)
Class A common stock issuance costs	(12,346,005)
Plus: Accretion of carrying value to redemption value	22,078,276

Class A common stock subject to possible redemption	$179,482,271

Net Income (Loss) per Common Stock
The Company has two classes of shares, which are referred to as Class A common stock and Class B Common Stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 9,192,500 shares of Class A common stock at $11.50 per share were issued on October 29, 2021. At September 30, 2022, no Public Warrants or Private Placement Warrants have been exercised. The 9,192,500 potential shares of Class A common stock underlying outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings (losses) per share for the three and nine month
s
 ended September 30, 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of stock.

	For the Three Months Ended September 30, 2022		For the Three Months Ended September 30, 2021
	Class A Common	Class B Common	Class A Common	Class B Common
	Stock	Stock	Stock	Stock
Basic and diluted net income per share:
Numerator:
Allocation of net income	$67,604	$16,901	$—	$—
Denominator:
Weighted average shares outstanding	18,385,000	4,596,250	—	4,679,125
Basic and dilution net income per share	$0.00	$0.00	$—	$—

	For the Nine Months Ended September 30, 2022		For the Period June 8, 2021 (Inception) through September 30, 2021
	Class A Common	Class B Common	Class A Common	Class B Common
	Stock	Stock	Stock	Stock

Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(324,049)	$(81,012)	$—	$(1,000)
Denominator:
Weighted average shares outstanding	18,385,000	4,596,250	—	4,679,125
Basic and dilution net loss per share	$(0.02)	$(0.02)	$—	$(0.00)

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
Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements as of and for the nine months ended September 30, 2022.
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
Note 4 — Private Placement Warrants
On October 8, 2021, simultaneously with the consummation of the IPO, the Company consummated the issuance and sale (“Private Placement”) of 885,000 Units (the “
Private
Placement Units”) in a private placement transaction at a price of $10.00 per
Private
Placement Unit, generating gross proceeds of $8,850,000. The
Private
Placement Units were purchased by Cantor (155,000 Units), CCM (30,004 Units) and the
Sponsor (699,996 Units). Each whole
Private
Placement Unit consists of one
Private Placement Share
and
one-half
of a redeemable warrant (“
Private
Placement Warrant”). Each whole

Private
Placement Warrant will be exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. A portion of the proceeds from the
Private
Placement Units was added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the
Private
Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the
Private
Placement Units and all underlying securities will be worthless.

Note 5 — Related Party Transactions
Founder Shares
On September 18, 2021, the Sponsor provided funds to pay for certain costs totaling $25,000 on behalf of the Company as consideration for 4,598,750 shares of Class B common stock (the “Founder Shares”). In September 2021, the Company effected a 0.017 for 1 stock dividend for each share of Class B common stock outstanding, and, as a result, the Sponsor held 4,679,125 Founder Shares following the stock dividend. As a result, the Company’s shares have been retroactively adjusted for this stock dividend; however, due to the shares being closely held the corresponding earnings have not been capitalized from retained earnings. The Sponsor agreed to forfeit up to 592,875 Founder Shares to the extent that the

45-day

over-allotment option was not exercised in full by the underwriter. Since the underwriter exercised the over-allotment option only in part, the Sponsor forfeited
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
There was no balance on the
N
ote as of September 30, 2022 and December 31, 2021.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans will either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. At September 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.
Consulting Services
The Company entered into an agreement, commencing on the date of its listing on NASDAQ, to pay the spouse of our Chief Executive Officer a monthly consulting fee
of $15,000 for assisting the Company in identifying and evaluating potential acquisition targets. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. For the three and nine months ended September 30, 2022, $45,000 and $135,000 has been incurred under this agreement, respectively.
Support Services
The Company entered into an agreement, commencing on the date of its listing on NASDAQ through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $20,000 for office space, secretarial and administrative services. For the three and nine months ended September 30, 2022, $60,000 and $180,000 has been incurred under this agreement, respectively.
Note 6 — Commitments and Contingencies
Registration Rights
The holders of Founder Shares,
Private
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
Note 7 — Stockholders’ Deficit
Common Stock
Class A common stock — The Company is authorized to issue 60,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 885,000 shares of Class A common stock issued and outstanding (excluding 17,500,000 shares subject to possible redemption).
Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 4,596,250 shares of Class B common stock issued and outstanding.
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
Preferred stock

— The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Warrants —

At September 30, 2022 and December 31, 2021, there were 8,750,000 Public Warrants and 442,500 Private Placement Warrants outstanding. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the common stock issuable upon exercise of the warrants and a current prospectus relating to such common stock.
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
The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable, or salable until after the completion of a Business Combination, subject to certain limited exceptions. The Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger, or consolidation. However, the warrants will not be adjusted for issuances of common stock at a price below their respective exercise prices
, other than as set forth below
. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.
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
At September 30, 2022, the assets held in the Trust Account were held in U.S
.
Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.
September 30, 2022

	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities	1	$179,644,568	—	—
December 31, 2021

	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities	1	$178,499,615	—	—
Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based upon this review, except for as noted below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.
On October 30, 2022, the Company entered into a business combination agreement (the “Business Combination Agreement”) by and among the Company, OM Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Intrinsic Medicine, Inc., a Delaware corporation (“Intrinsic”). The Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Intrinsic, with Intrinsic surviving as a wholly-owned subsidiary of the Company (the “Merger”). The terms of the Business Combination Agreement, containing customary representations and warranties, covenants, closing conditions and other terms relating to the Merger are summarized in the Company’s Current Reports on Form 8-K filed with the SEC on October 31, 2022. Currently, the Company cannot estimate the Merger’s effect on the financial statements.

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

Recent Developments

Business Combination Agreement

On October 30, 2022, the Company entered into a business combination agreement (the “Business Combination Agreement”) by and among the Company, OM Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Intrinsic Medicine, Inc., a Delaware corporation (“Intrinsic”). The Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Intrinsic, with Intrinsic surviving as a wholly-owned subsidiary of the Company (the “Merger”). Upon the closing of the Merger (the “Closing”), the Company will change its name to “Intrinsic Medicine, Inc.” The date on which the Closing actually occurs is hereinafter referred to as the “Closing Date.”

Intrinsic is a preclinical-stage therapeutics company leveraging synthetic biology-manufactured human milk oligosaccharides as new medicines to treat large patient populations underserved by current treatment options.

The Company will issue to the equity owners of Intrinsic as consideration in the Merger an aggregate of 13.6 million shares of Class A common stock, including the number of shares of Class A common stock that will be issuable upon exercise or conversion of certain warrants, options and notes issuable in the Merger in exchange for outstanding warrants, options and notes with respect to shares of Intrinsic.

The parties to the Business Combination Agreement have agreed to customary representations and warranties for transactions of this type. In addition, the parties to the Business Combination Agreement agreed to be bound by certain customary covenants for transactions of this type, including, among others, covenants with respect to the conduct of Intrinsic, the Company and their respective subsidiaries during the period between execution of the Business Combination Agreement and Closing. The representations, warranties, agreements and covenants of the parties set forth in the Business Combination Agreement will terminate at Closing, except for those representations, warranties, covenants and agreements that, by their terms, contemplate performance after Closing. The Closing is also subject to the satisfaction or waiver of certain conditions set forth in the Business Combination Agreement. Each of the parties to the Business Combination Agreement has agreed to use its reasonable best efforts to take or cause to be taken all actions and things necessary to consummate and expeditiously implement the Merger.

A copy of the Business Combination Agreement is incorporated by reference as Exhibit 2.1 to this Quarterly Report and is incorporated herein by reference, and the foregoing description of the Business Combination Agreement and the Merger does not purport to be complete and is qualified in its entirety by reference thereto. The Business Combination Agreement contains representations, warranties and covenants that the respective parties made to each other as of the date of the Business Combination Agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating the Business Combination Agreement. The Business Combination Agreement is being filed to provide investors with information regarding its terms. It is not intended to provide any other factual information about the parties to the Business Combination Agreement. In particular, the representations, warranties, covenants and agreements contained in the Business Combination Agreement, which were made only for purposes of the Business Combination Agreement and as of specific dates, were solely for the benefit of the parties to the Business Combination Agreement, may be subject to limitations agreed upon by the contracting parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Business Combination Agreement instead of establishing these matters as facts) and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors, security holders and reports and documents filed with the SEC. Investors and security holders are not third-party beneficiaries under the Business Combination Agreement and should not rely on the representations, warranties, covenants and agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any party to the Business Combination Agreement. In addition, the representations, warranties, covenants and agreements and other terms of the Business Combination Agreement may be subject to subsequent waiver or modification.

The Business Combination Agreement contemplates the execution of various additional agreements and instruments, including certain support agreements entered into concurrently with the execution of the Business Combination Agreement.

Extension Proxy Statement

On November 4, 2022, the Company filed a preliminary proxy statement on Schedule 14A (the “Proxy Statement”) with respect to a special meeting of stockholders to approve amendments to the Company’s amended and restated certificate of incorporation and the Company’s investment management trust agreement, dated as of October 5, 2021 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, in each case, to extend the date by which the Company has to consummate an initial business combination and make certain changes relating to the Company’s ability to use funds held in the Trust Account (as defined below) to pay taxes incurred with respect thereto, as more fully described in the Proxy Statement. The Company currently believes that there will not be sufficient time to hold a special meeting at which to conduct a vote for the stockholder approvals required in connection with an initial business combination and consummate the closing thereof. Accordingly, the Company believes that the extension of such date is necessary in order to be able to consummate an initial business combination.

Results of Operations

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, the initial public offering (the “IPO”), and since the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO placed in the Trust Account (defined below).

For the three and nine months ended September 30, 2022, we had net income and a net loss of $84,505 and $405,061 respectively, which consisted of general and administrative and franchise taxes, offset by unrealized gain on marketable securities held in Trust Account.

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

For the nine months ended September 30, 2022, there was $719,147 of cash used in operating activities. For the period from June 8, 2021 (inception) through September 30, 2021, there was $0 of cash used in operating activities.

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

As of September 30, 2022, we had cash of $507,915 held outside the Trust Account.

The Company currently projects that it will not have sufficient funds to cover its expenses over a one-year period from the date the financial statements are available to be issued. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The Company entered into an agreement, commencing on the date of its listing on NASDAQ, to pay the spouse of our Chief Executive Officer a monthly consulting fee of $15,000 for assisting the Company in identifying and evaluating potential acquisition targets. We began incurring these fees on October 6, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. At September 30, 2022 the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings and losses of the Company. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period presented.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

As of September 30, 2022, the Company had $507,915 in its operating bank accounts, $179,644,568 in cash and marketable securities held in the Trust Account (to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith), and working capital of $71,620. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Further, our plans to raise capital and to consummate our initial Business Combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern through our liquidation date. The financial statements contained elsewhere in this quarterly report do not include any adjustments that might result from our inability to consummate a Business Combination or our inability to continue as a going concern.

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

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Quarterly Report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form10-Q.

EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form10-Q.

No.	Description of Exhibit

2.1†	Business Combination Agreement, dated as of October 30, 2022, by and among Phoenix Biotech Acquisition Corp., OM Merger Sub, Inc. and Intrinsic Medicine, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2022).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2021).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2(b) filed with the Form S-1 filed by the Registrant on September 13, 2021).

No.	Description of Exhibit

10.1	Sponsor Support Agreement, dated as of October 30, 2022, by and among Phoenix Biotech Sponsor, LLC, Phoenix Biotech Acquisition Corp., Intrinsic Medicine, Inc. and certain investors (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2022).

10.2	Company Stockholder Support Agreement, dated as of October 30, 2022, by and among Phoenix Biotech Acquisition Corp., Intrinsic Medicine, Inc. and Alexander Martinez (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2022).

10.3	Company Stockholder Support Agreement, dated as of October 30, 2022, by and among Phoenix Biotech Acquisition Corp., Intrinsic Medicine, Inc. and Jason Ferrone (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2022).

10.4	Company Stockholder Support Agreement, dated as of October 30, 2022, by and among Phoenix Biotech Acquisition Corp., Intrinsic Medicine, Inc. and Emil Chuang (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2022).

10.5	Company Stockholder Support Agreement, dated as of October 30, 2022, by and among Phoenix Biotech Acquisition Corp., Intrinsic Medicine, Inc. and Dustin Crawford (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2022).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File—the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments.

*	Filed herewith.
**	Furnished herewith.
†

Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX BIOTECH ACQUISITION CORP.

Date: November 10, 2022	By:	/s/ Chris Ehrlich
	Name:	Chris Ehrlich
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Daniel Geffken
	Name:	Daniel Geffken
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)