Form 10-K
period 2022-12-31
PHOENIX BIOTECH ACQUISITION CORP.
filed 2023-03-24
CIK 1870404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

Auditor Firm ID:	Auditor Name:	Auditor Location:
2468	Citrin Cooperman & Company, LLP	New York, NY

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).
☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting securities held by non-affiliates
was approximately $175,350,000 based on the number of shares held by non-affiliates
and the last reported sales price of the registrant’s Class A common stock as of that date.
As of March
23,
2023, there were 2,173,298 shares of Class A common stock and 4,596,250 shares of Class B common stock of the registrant issued and outstanding.
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

At December 31, 2022, we had not yet commenced operations. All activity through December 31, 2022 relates to the Company’s formation, its initial public offering and identifying a target company for our initial business combination.

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

Following the closing of the initial public offering on October 8, 2021, an amount of $178,500,000 ($10.20 per unit) from the net proceeds of the sale of the units in the initial public offering and the placement units was placed in a trust account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the consummation of a business combination, (ii) the redemption of any public shares in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within the completion window; or (iii) the distribution of the trust account, if we are unable to complete a business combination within the combination period or upon any earlier liquidation of us.

On December 16, 2022, we held a special meeting of our stockholders (the “Special Meeting”). At the Special Meeting, our stockholders approved an amendment (the “IMTA Amendment”) to the Company’s Investment Management Trust Agreement (the “IMTA”), dated October 5, 2021, with Continental Stock Transfer & Trust Company (“CST”), as trustee, and an amendment to the Company’s amended and restated certificate of incorporation, to extend the date by which we must consummate a business combination transaction by three months from January 8, 2023 to April 8, 2023, and provide our board of directors the ability to further extend the date by which we have to consummate a business combination up to three additional times for one month each time, for a maximum of six additional months (the “Charter Amendment”).

In connection with the Special Meeting, our sponsor agreed that if the Charter Amendment and the IMTA Amendment were approved at the Special Meeting, our sponsor, or one or more of its affiliates, members or third-party designees (in such capacity, the “Lender”), would lend to the Company up to $1,500,000 to be deposited into the trust account established in connection with the initial public offering. Accordingly, on December 20, 2022, the Company issued an unsecured promissory note in the principal amount of $1,500,000 (the “Promissory Note”) to the Lender, pursuant to which the Lender agreed to loan to the Company up to $1,500,000 in connection with the extension of the date by which the Company has to consummate an initial business combination. The Company deposited $325,000 into the trust account in connection with the first drawdown under the Promissory Note in order to effect the extension of the business combination period to April 8, 2023 and will deposit additional funds into the trust account for any subsequent extensions that are needed by the Company to complete an initial business combination.

In connection with the approval extension, the holders of 16,211,702 shares of our Class A common stock exercised their right to redeem their shares for cash. Following such redemptions, 2,173,298 shares of Class A common stock remain outstanding

Termination of Business Combination Agreement

As previously announced, on October 30, 2022, the Company entered into a business combination agreement (the “Business Combination Agreement”) by and among the Company, OM Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Intrinsic Medicine, Inc., a Delaware corporation (“Intrinsic”). The Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub was to merge with and into Intrinsic, with Intrinsic surviving as a wholly-owned subsidiary of the Company (the “Merger”).

On December 6, 2022, the Company, Merger Sub and Intrinsic entered into a Termination Agreement, which among other things provides for the mutual termination of the Business Combination Agreement pursuant to Section 7.1(a) of the Business Combination Agreement (the “Termination”). No termination fee or other payment is due to any party to the Business Combination Agreement from any of the other parties as a result of the Termination.

As a result of the Termination, the Business Combination Agreement will be of no further force and effect, and none of the parties thereto shall have any further liability thereunder, with the exception of (i) the agreements contained in Section 5.3(a) (Confidentiality and Access to Information), Section 7.2 (Effect of Termination), Article VIII (Miscellaneous) and any corresponding definitions set forth in Article I of the Business Combination Agreement, and (ii) the Confidential Disclosure Agreement, dated as of July 5, 2022, by and between the Company and Intrinsic, each of which shall each survive the termination of the Business Combination Agreement and continue in full force and effect in accordance with their respective terms.

In addition, certain transaction agreements entered into in connection with the Business Combination Agreement, including, but not limited to, (i) the Sponsor Support Agreement, dated as of October 30, 2022, by and among the Company, Intrinsic, the sponsor and each of the Company’s officers and directors (the “Sponsor Support Agreement”), and (ii) the support agreements, dated as of October 30, 2022, by and among the Company, Intrinsic and certain Intrinsic stockholders (the “Intrinsic Support Agreements”), were automatically terminated in accordance with their terms upon the termination of the Business Combination Agreement.

The foregoing descriptions of the Business Combination Agreement, the Termination Agreement, the Sponsor Support Agreement and the Intrinsic Support Agreements do not purport to be complete and are qualified in their entirety by the terms and conditions of the full text of such agreements, which are filed as exhibits hereto, and are incorporated by reference herein.

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

Messrs. Ehrlich, Geffken and Atwood, and Mses. Loewy and Kosacz, served as executive officers and/or directors of Locust Walk Acquisition Corp. (“LWAC”), a blank check company that raised $175.0 million in its initial public offering in January 2021. On May 26, 2021, LWAC entered into an Agreement and Plan of Merger (the “Locust Walk Merger Agreement”) by and among LWAC, Locust Walk Merger Sub Inc. (“Merger Sub”), and eFFECTOR Therapeutics, Inc. (“eFFECTOR”), which provided for a business combination between LWAC and eFFECTOR through the merger of Merger Sub with and into eFFECTOR, with eFFECTOR surviving the merger as a wholly owned subsidiary of LWAC (the “Locust Walk Merger”). The Locust Walk Merger was consummated on August 25, 2021, at which time the pre-acquisition executive officers and directors of LWAC, with the exception of Mr. Ehrlich and Elizabeth Bhatt, resigned, and Locust Walk was renamed “eFFECTOR Therapeutics, Inc.” The shares of common stock and warrants of eFFECTOR Therapeutics, Inc. are currently traded on the NASDAQ Capital Market under the symbols “EFTR” and “EFTRW,” respectively. No pre-acquisition executive officers or directors of Locust Walk received any severance or other payment or benefit in connection with their respective resignations, although they did retain founder shares issued to them for nominal consideration in connection with the formation of LWAC.

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

Chris Ehrlich served as the Chief Executive Officer of LWAC from January 2021 to August 2021. He is currently the Principal of Ehrlich Bioventures, LLC, a consultancy working with emerging biopharma companies. He previously served as Senior Managing Director and the Global Head of Strategic Transactions at Locust Walk Partners from 2013 to 2021. He brings significant biotechnology industry, business development, venture capital experience, investment banking and SPAC experience. While at Locust Walk Partners, Mr. Ehrlich was involved with sourcing and leading multiple transactions for emerging biopharmaceutical companies, including the sale of Xyphos Biosciences, Inc. to Astellas in 2019 and the sale of Thar Pharmaceuticals to Grunenthal in 2018. Prior to Locust Walk Partners, he was a Managing Director at InterWest Partners, or InterWest, a venture capital firm. At InterWest, he served on the boards of KAI Pharmaceuticals, a privately held pharmaceutical company (acquired by Amgen in 2012), Biomimetic Therapeutics, Inc., a biotechnology company (acquired by Wright Medical Technologies in 2013), InvuitY, Inc., a medical technology company acquired by Stryker in 2018) and Xenon Pharmaceuticals, a biopharmaceutical company (NASDAQ: XENE). Prior to joining InterWest, Mr. Ehrlich worked as the Director of Licensing and Business Development at Purdue Pharma, in business development at Genentech, in venture capital at the U.S. Russia Investment Fund, and in biotechnology strategy development at L.E.K. Consulting. Mr. Ehrlich currently serves on the Boards of Directors of eFFECTOR and Prostate Management Diagnostics, Inc., on the Advisory Board of the Peter Michael Foundation, where he is a Senior Advisor, and on the Healthcare at Kellogg Advisory Board at Northwestern University. Mr. Ehrlich has a B.A. in Government from Dartmouth College and a M.B.A. from the Kellogg Graduate School of Management at Northwestern University.

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

Barbara Kosacz has served as the Chief Operating Officer and General Counsel of Kronos Bio, Inc. (NASDAQ: KRON), a clinical-stage biopharmaceutical company, since July 2020. She also served as a director of LWAC from January 2021 to August 2021. Prior to that, Ms. Kosacz was a Partner at the international law firm Cooley LLP from January 1997 to December 2000, and from February 2002 until July 2020, where she led the international Life Sciences Practice. Ms. Kosacz has more than 25 years of experience in counseling clients in the life sciences arena, ranging from early stage startups to larger public companies, venture funds, investment banks, and non-profit institutions. She has served as a member of the BIO Emerging Companies’ Section Governing Board, is a member of the Board of Trustees of the Keck Graduate Institute, an advisory board member of Locust Walk Partners, and has been a speaker at multiple life sciences-related conferences, as well as guest lecturer at the University of California, Berkeley, Columbia University, University of Pennsylvania and Stanford University about biotechnology law, biotechnology business models, corporate partnering negotiations and deal structures, and bioethics. Recognized by Best Lawyers in America since 2008 and most recently as Biotechnology Lawyer of the Year in 2018, Ms. Kosacz was listed as a “leading lawyer” for healthcare and life sciences in the 2018 Legal 500, as a “Band 1” attorney in the 2018 edition of Chambers USA: America’s Leading Lawyers for Business and recognized as a “highly recommended transactions” lawyer by IAM Patent 1000 for her “nearly three decades advising diverse companies in the industry at a deeply strategic and commercial level and overseeing their most complex and profitable deals.” Ms. Kosacz is currently a member of the board of directors of XOMA Corp. (NASDAQ: XOMA), a royalty-aggregator company and member of the board of directors of Athira Pharma, Inc. (NASDAQ:ATHA), a clinical-staged biotechnology company. Ms. Kosacz received a B.A. in Classics from Stanford University and a J.D. from the University of California, Berkeley School of Law.

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

Caroline Loewy serves or has served on public company boards, including LWAC, provides strategic advisory services to life science companies, and has more than 25 years of experience in the biopharmaceutical industry. She co-founded and served as Chief Financial Officer and Chief Business Officer of Achieve Life Sciences, Inc., a specialty pharmaceuticals company, from 2015 to 2017. Prior to Achieve Life Sciences, she served as Chief Financial Officer of several life sciences companies, including Tobira Therapeutics, Inc. from 2012 to 2014, Corcept Therapeutics Inc. from 2008 to 2011 and Poniard Pharmaceuticals, Inc. from 2006 to 2008. Prior to that, Ms. Loewy was a senior biotechnology equity research analyst at Morgan Stanley, Inc. from 2000 to 2004 and Prudential Securities, Inc. from 1996 to 2000. Prior to that, she was an Associate in equity research at Prudential Securities and worked as a financial analyst in corporate finance at BankAmerica Corporation. Ms. Loewy is a founding board member of the Global Genes Project and the KCNQ2 Cure Alliance Foundation. Ms. Loewy currently serves on the boards of directors and is audit committee chair of, CymaBay Therapeutics Inc. (NASDAQ: CBAY) and PhaseBio Pharmaceuticals (NASDAQ: PHAS). She previously served on the boards of directors of Zogenix Inc. (NASDAQ: ZOGX), and Aptose Biosciences Inc. (NASDAQ: APTO).

Ryan Gilbert serves as an advisor to the company. Mr. Gilbert brings over 20 years of global financial services expertise as an entrepreneur, angel investor, venture investor, and advisor. His public company exits include Square and Eventbrite. Mr. Gilbert previously served as an advisor to LWAC and President and Chief Executive Officer of FTAC Parnassus Acquisition Corp. (NASDAQ: FTPA), and currently serves as an advisor to Newcourt Acquisition Corp., the President and Chief Executive Officer of FTAC Zeus Acquisition Corp. (NASDAQ: ZING), a blank check company formed for the purpose of effecting its own initial business combination. He was most recently President and Chief Executive Officer of FTAC Olympus Acquisition Corp., or FTAC Olympus, a blank check company which raised $754.0 million in its initial public offering in August 2020 and that merged with Payoneer (NASDAQ: PAYO) in June 2021. Mr. Gilbert is founder and General Partner of Launchpad Capital, a venture capital fund. He was most recently a General Partner at Propel Venture Partners, a venture capital fund backed by BBVA Group. He currently serves on the boards of directors of Propel Venture Partners portfolio companies Charlie Finance Co., Guideline, Inc., Grabango Co. and Steady Platform Inc. Mr. Gilbert serves as the executive chairman of SmartBizLoans, a small business lending marketplace that he co-founded as an entrepreneur-in-residence at Venrock. Mr. Gilbert is an independent director of bKash, Bangladesh’s largest remittance and mobile banking platform, and a director of River City Bank, a $3.2 billion community bank based in Sacramento, CA. He was previously co-founder and Chief Executive Officer of real estate payments company PropertyBridge (acquired by MoneyGram International). Mr. Gilbert graduated from the University of the Witwatersrand in Johannesburg, South Africa.

Shami Patel also serves as an advisor to the company. Mr. Patel is a Managing Director of the Asset Management Group of Cohen & Company Inc., a financial services company. He previously served as an advisor to LWAC and as an advisor to FinServ Acquisition Corp., or Finserv, a blank check company which raised $250.0 million in its IPO in November 2019 and consummated its business combination in June 2021. Mr. Patel previously served as Chief Operating Officer of FTAC Olympus. Mr. Patel was also active in all aspects of the

IPO and business combination process of FinTech Acquisition Corp., or FinTech I and FinTech Acquisition Corp. II, or FinTech II, including origination, due diligence and execution. He served as a Director, Chair of the Audit Committee and member of the Compensation Committee of FinTech I and FinTech II. FinTech I raised $100.0 million in its IPO in February 2015 and completed its initial business combination when it acquired FTS Holding Corporation in July 2016, in connection with which FinTech I changed its name to CardConnect Corp. The common stock of CardConnect Corp. was traded on the Nasdaq Capital Market under the symbol “CCN” until CardConnect Corp. was acquired by First Data Corporation in July 2017. FinTech II raised $175.0 million in its IPO in January 2017 and completed its initial business combination when it acquired Intermex Holdings II in July 2018, in connection with which FinTech II changed its name to International Money Express, Inc. The common stock of International Money Express, Inc. is currently traded on the Nasdaq Capital Market under the symbol “IMXI.” He also served as an advisor to FinTech Acquisition Corp. III, or FinTech III, a blank check company which raised $345.0 million in its IPO in November 2018 and completed its initial business combination when it merged with affiliates of Paya, Inc. in October 2020, in connection with which Paya Holdings Inc. became publicly traded on the Nasdaq Capital Market under the symbol “PAYA.” Mr. Patel has a B.A. in Philosophy and Economics from Trinity University and a J.D. and M.B.A from Duke University.

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

The healthcare industry represents a large target market with constant innovation and high levels of investment in innovative technologies. According to the Center for Medicare and Medicaid Services, or CMMS, the U.S. national healthcare expenditure is projected to have surpassed $3.8 trillion in 2019 and to exceed $4.0 trillion in 2020 and to exceed $4.2 trillion in 2021. There is significant growth potential for the healthcare market in the upcoming years; CMMS suggests that the total healthcare spending is projected to grow at a 5.4% average annual rate from 2019 through 2028, which is projected to outpace the U.S. gross domestic product, or GDP, average annual growth rate of 4.3% per year in this period. Additionally, U.S healthcare expenditure is expected to steadily approach 20% of total U.S. GDP by 2028, according to CMMS. According to Deloitte Touche Tohmatsu Limited, an international professional services network, drivers of change in the healthcare industry include continued technological advancements, population aging, increased prevalence of chronic disease, and a rise in demand for healthcare products and services due to improved access to healthcare. We believe these factors will also drive the favorable pace of growth in the healthcare industry.

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

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

Sources of Acquisition Candidates

Target business candidates are brought to our attention from various unaffiliated sources, including investment bankers, attorneys, accountants, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds, brokers and other members of the financial community and corporate executives. These target candidates may present solicited or unsolicited proposals. Such sources became aware that we were seeking a business combination candidate by a variety of means, including publicly available information relating to the initial public offering, public relations and marketing efforts or direct contact by management following the completion of the initial public offering.

Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their contacts. We may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only if our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is), other than (i) repayment of loans made to us prior to the date of the initial public offering by our sponsor to cover offering-relating and organization expenses, (ii) repayment of loans that our sponsor or one of its affiliates may make to finance transaction costs in connection with an intended initial business combination (provided that if we do not consummate an initial business combination, we may use working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment), (iii) payments to our sponsor or its affiliate or designee of a total of $20,000 per month for office space, administrative and shared personnel support services, (iv) $465,000 to CCM at the closing of the initial public offering for financial advisory services provided by CCM in connection with the initial public offering, and $1,162,500, which will be paid to CCM upon the closing of our initial business combination, (v) at the closing of our initial business combination, customary advisory fees, including placement agent fees, to an affiliate of our sponsor, in amounts that constitute a market standard fee for comparable transactions and services provided; and (vi) to reimburse our sponsor, officers or directors for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Any advisory fee payable to an affiliate of our sponsor will be negotiated on an arms-length basis and will require approval of our audit committee. None of the initial holders, our officers, our directors or any entity with which they are affiliated will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective acquisition target in connection with a contemplated acquisition of such target by us. Although some of our officers and directors may enter into employment or consulting agreements with the acquired business following our initial business combination, the presence or absence of any such arrangements will not be used as a criterion in our selection process of an acquisition candidate.

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

Redemption rights for public stockholders upon consummation of our initial business combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including any amounts representing deferred underwriting commissions and interest earned on the trust account (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is approximately $10.26 per public share (based on the trust account balance as of January 27, 2023). There will be no redemption rights upon the consummation of our initial business combination with respect to our warrants. The initial holders, our officers and directors have agreed to waive their redemption rights with respect to their founder shares and placement shares, as applicable, (i) in connection with the consummation of a business combination, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 8, 2023 and (iii) if we fail to consummate a business combination by July 8, 2023 or if we liquidate prior to July 8, 2023. The initial holders and our directors and officers have also agreed to waive their redemption rights with respect to public shares in connection with the consummation of a business combination and in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 8, 2023. However, the initial holders and our directors and officers will be entitled to redemption rights with respect to any public shares held by them if we fail to consummate a business combination or liquidate by July 8, 2023.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders, officers and directors will count towards this quorum and have agreed to vote any founder shares, placement shares and any public shares held by them in favor of our initial business combination. We expect that at the time of any stockholder vote relating to our initial business combination, our initial stockholders and their permitted transferees will own at least 78.2% of our outstanding shares of common stock entitled to vote thereon. In the event that Cantor Fitzgerald or CCM vote placement shares held by them in favor of our initial business combination, a smaller portion of affirmative votes from other public stockholders would be required to approve our initial business combination. As a result of the placement shares that Cantor Fitzgerald and CCM will hold, they may have different interests with respect to a vote on an initial business combination than other public stockholders. These quorum and voting thresholds and agreements may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

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

If our proposed initial business combination is not consummated, we may continue to try to consummate a business combination with a different target until July 8, 2023.

Redemption of public shares and liquidation if no initial business combination

Our amended and restated certificate of incorporation provides that we have only until July 8, 2023 to complete our initial business combination. If we are unable to consummate our initial business combination by the end July 8, 2023, we will distribute the aggregate amount then on deposit in the trust account, pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. If we have not consummated a business combination by July 8, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account (net of taxes payable) and up to $100,000 to pay dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within such completion window.

The initial holders, our officers and directors have agreed to waive their redemption rights with respect to their founder shares and placement shares, as applicable, (i) in connection with the consummation of a business combination, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 8, 2023 and (iii) if we fail to consummate a business combination by July 8, 2023 or if we liquidate prior to July 8, 2023. The initial holders and our officers and directors have also agreed to waive their redemption rights with respect to public shares in connection with the consummation of a business combination and in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 8, 2023. However, the initial holders and our officers and directors will be entitled to redemption rights with respect to any public shares held by them if we fail to consummate a business combination by July 8, 2023.

The representative has agreed to waive its rights to deferred underwriting commissions held in the trust account if we do not consummate a business combination and subsequently liquidate and, in such event, the deferred underwriting commissions held in the trust account will be available to fund the redemption of our public shares.

Our initial stockholders, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 8, 2023 unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of taxes payable), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares if we do not consummate our initial business combination by the end July 8, 2023 may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination by July 8, 2023 is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we have not consummated a business combination by July 8, 2023, or earlier at the discretion of our board, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us to pay our franchise and income taxes and up to $100,000 to pay dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following July 8, 2023 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not consummate a business combination by July 8, 2023, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 8, 2023 or (iii) if they redeem their respective shares for cash upon the consummation of the initial business combination. Also, our management may cease to pursue a business combination prior to July 8, 2023 (our board of directors may determine to liquidate the trust account prior to such expiration if it determines, in its business judgment, that it is improbable within the remaining time to identify an attractive business combination or satisfy regulatory and other business and legal requirements to consummate a business combination). In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

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

Facilities

We currently maintain our executive offices at 2201 Broadway, Suite 705, Oakland, CA 94612. We have agreed to pay our sponsor or its affiliate or designee a total of $20,000 per month for office space, utilities and secretarial and shared support services. A portion of such payment is paid by our sponsor to an affiliate of a member of our sponsor for additional office space and certain support services. We consider our current office space adequate for our current operations. The payment of these fees ended on December 31, 2022.

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

We are required to evaluate and report on our internal control procedures over financial reporting as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

Because our sponsor, officers and directors have agreed to vote their aggregate 4,596,250 outstanding Class B Common Stock in favor of a business combination, such business combination will be approved even if none of the outstanding Class A Common Stock is voted in favor of such business combination.

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

The requirement that we complete a business combination by July 8, 2023 may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate a business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate a business combination by July 8, 2023. Consequently, such target businesses may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with it, we may be unable to identify another target business and complete a business combination with any target business. This risk will increase as we get closer to July 8, 2023. Depending upon when we identify a potential target business, we may have only a limited time to conduct due diligence and may enter into a business combination on terms that we might have rejected upon a more comprehensive investigation.

We may not be able to consummate a business combination by July 8, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We must complete our initial business combination by July 8, 2023. We may not be able to find a suitable target business and consummate a business combination within that time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not consummated a business combination by July 8, 2023, or earlier, at the discretion of our board pursuant to the expiration of a tender offer conducted in connection with a failed business combination, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us for the payment of taxes or dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.20 per share and our warrants will expire worthless.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the consummation of our initial business combination; (ii) the redemption of our public shares if we are unable to consummate a business combination by July 8, 2023, subject to applicable law; (iii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 8, 2023; or (iv) otherwise upon our liquidation or in the event our board of directors resolves to liquidate the trust account and ceases to pursue the consummation of a business combination prior to July 8, 2023 (our board of directors may determine to liquidate the trust account prior to such date if it determines, in its business judgment, that it is improbable within the remaining time that we will be able to identify an attractive business combination or satisfy regulatory and other business and legal requirements to consummate a business combination). In addition, if our plan to redeem our public shares if we are unable to consummate an initial business combination by July 8, 2023 is not consummated for any reason, Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond July 8, 2023 before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any rights to the proceeds from our trust account with respect to their warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

We encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources, or more industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only $10.20 per share from our redemption of our shares, and our warrants will expire worthless.

If the funds not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor to fund our search for an initial business combination, to pay our taxes and to complete our initial business combination.

As of December 31, 2022, $475,870 was available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive $10.20 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors in this section.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination by July 8, 2023 may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following July 8, 2023 if we do not consummate an initial business combination and, therefore, we do not intend to comply with those procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers or investment bankers) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares if we do not consummate our initial business combination by July 8, 2023 is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

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

We seek to consummate a business combination with an operating company in the healthcare industry, with a focus on the life sciences sector, but may also pursue acquisition opportunities in other business sectors or geographic regions, except that we are not, under our amended and restated certificate of incorporation, permitted to effectuate a business combination with another blank check company or similar company with nominal operations. At this time, you have no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. If we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations of the entity with which we combine. Because we will seek to acquire businesses that potentially need financial, operational, strategic or managerial redirection, we may be affected by the risks inherent in the business and operations of a financially or operationally unstable entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. Accordingly, any securityholders who choose to remain securityholders following the initial business combination could suffer a reduction in the value of their securities. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.

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

Although we have identified specific criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into a business combination will not have all of these positive attributes. If we consummate a business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in an initial business combination candidate. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law or NASDAQ, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to obtain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive $10.20 per share on our redemption, and our warrants will expire worthless.

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

If we hold a stockholder vote to approve our initial business combination, the federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure. If we make a tender offer for our public shares, we will include the same financial statement disclosure in our tender offer documents whether or not they are required under the tender offer rules. These financial statements must be prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination by July 23, 2023.

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

The Sarbanes-Oxley Act requires that we maintain a system of internal controls and that we evaluate and report on such system of internal controls. In addition, once we are no longer an “emerging growth company,” we must have our system of internal controls audited. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete a business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity in order to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of a majority of the then outstanding warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 8, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity. To the extent any such amendments would be deemed to fundamentally change the nature of our outstanding securities, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-initial business combination activity (including the requirement to deposit proceeds of the initial public offering and the private placement into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote with common stockholders on matters related to our pre-initial business combination activity, on any amendment to certain provisions of our amended and restated certificate of incorporation or on our initial business combination. Our initial stockholders, who collectively beneficially own 78.2% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 8, 2023, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account (net of taxes payable), divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

Our initial stockholders own approximately 78.2% of our outstanding common stock, including placement shares. In addition, the founder shares, all of which are held by our initial stockholders, entitle the holders to elect all of our directors prior to the consummation of our initial business combination. Holders of our public shares have no right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by a majority of at least 90% of our common stock voting at a stockholder meeting. As a result, you will not have any influence over the election of directors prior to our initial business combination.

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

Holders of founder shares and placement units (other than Cantor Fitzgerald and CCM) own 78.2% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. Holders of founder shares are not restricted from purchasing Class A common stock in the aftermarket or in privately negotiated transactions, which would increase their control. The holders of founder shares do not have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. In addition, our board of directors, whose members were elected by the initial holders, is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. At each annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, you should anticipate that holders of founder shares and purchasers of placement units will continue to exert control at least until the consummation of our initial business combination.

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

Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business due to a reduction in the funds available for expenses relating to such efforts. If we are unable to complete our initial business combination, our public stockholders may only receive $10.20 per share from our redemption of their shares and our warrants will expire worthless.

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

Our initial holders currently own 4,596,250 founder shares, which will be worthless if we do not consummate our initial business combination. Our sponsor has also purchased 699,996 placement units for an aggregate purchase price of approximately $7.0 million. There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares, placement shares or placement warrants, which will expire worthless if we do not consummate a business combination by July 8, 2023. If we do not consummate a business combination, our sponsor will realize a loss on the placement units it purchased. As a result, the personal and financial interests of certain of our officers and directors, directly or as members of our sponsor, in consummating an initial business combination, along with their flexibility in identifying and selecting a prospective acquisition candidate, may influence their motivation in identifying and selecting a target business combination and completing an initial business combination that is not in the best interests of our stockholders. Consequently, the discretion of our officers and directors, in identifying and selecting a suitable target business combination may result in a conflict of interest when determining whether the terms, conditions and timing of a particular initial business combination are appropriate and in the best interest of our public stockholders.

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

Our sponsor has invested in us an aggregate of $7,024,960, comprised of the $25,000 purchase price for the founder shares and the $6,999,960 purchase price for the placement units. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 4,596,250 founder shares would have an aggregate implied value of $45,962,500. Even if the trading price of our common stock was as low as approximately $1.53 per share, and the placement warrants were worthless, the value of the founder shares would be equal to the sponsor’s initial investment in us. As a result, our sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment, even if our public shares have lost significant value. Accordingly, our management team, which owns interests in our sponsor, may have an economic incentive that differs from that of the public stockholders to pursue and consummate an initial business combination rather than to liquidate and to return all of the cash in the trust to the public stockholders, even if that business combination were with a riskier or less-established target business. For the foregoing reasons, you should consider our management team’s financial incentive to complete an initial business combination when evaluating whether to redeem your shares prior to or in connection with the initial business combination.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of:

(i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by July 8, 2023; and (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. Please see “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors herein.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 60,000,000 shares of Class A common stock, par value $0.0001 per share, and 10,000,000 shares of Class B common stock, par value $0.0001 per share and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There are currently 32,422,500 and 5,403,750 authorized but unissued shares of Class A and Class B common stock, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon the conversion of the Class B common stock. Shares of Class B common stock are automatically convertible into shares of our Class A common stock at the time of our initial business combination, initially at a one-for-one ratio but subject to adjustment. There are no shares of preferred stock currently issued and outstanding.

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

Our amended and restated certificate of incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

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

We are subject to laws and regulations enacted by national, regional and local governments. We are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

Our management concluded that there is substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2022, the Company had $475,870 in its operating bank accounts, $41,665,974 in cash held in the Trust Account (to be used for a business combination or to repurchase or redeem its common stock in connection therewith), and working capital of $1,605,546. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a business combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Further, our plans to raise capital and to consummate our initial business combination may not be successful.

These factors, among others, raise substantial doubt about our ability to continue as a going concern through our liquidation date. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to consummate a business combination or our inability to continue as a going concern.

We may be subject to the 1% excise tax instituted under the Inflation Reduction Act of 2022 in connection with redemptions we conduct after December 31, 2022.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. For purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase we conduct after December 31, 2022, in connection with a business combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a business combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, extension or otherwise, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination or otherwise inhibit our ability to complete a business combination.

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

The Company may be subject to the excise tax included in the Inflation Reduction Act of 2022 in connection with redemptions of the Company Common Stock on or after January 1, 2023.

On August 16, 2022, President Biden signed into law the IR Act, which, among other things, imposes a 1% excise tax on certain domestic corporations that repurchase their stock on or after January 1, 2023 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. The Excise Tax is expected to apply to any redemptions of the Company Class A Common Stock occurring on or after January 1, 2023, including redemptions in connection with a business combination, unless an exemption is available. Issuances of securities in connection with a business combination (including a PIPE investment at the time of a business combination) are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same calendar year, but the fair market value of securities redeemed may exceed the number of securities issued. In addition, the Company may be required to use funds from sources other than the trust account to pay the Excise Tax, and such amounts could be material.

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

We do not own any real estate or other physical properties. We currently maintain our executive offices at 2201 Broadway, Suite 705, Oakland, CA 94612. We have agreed to pay our sponsor or its affiliate or designee a total of $20,000 per month for office space, utilities and secretarial and shared support services. A portion of such payment is paid by our sponsor to an affiliate of a member of our sponsor for additional office space and certain support services. We consider our current office space adequate for our current operations. The payment of these fees ended on December 31, 2022.

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

Holders

On March 16, 2023, the numbers of record holders of the Company’s Class A common stock, units and warrants were 1, 4 and 1, respectively, not including beneficial holders whose securities are held in street name.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On October 8, 2021, we sold 885,000 placement units in the private placement for an aggregate purchase price of $8,850,000, or $10.00 per unit, to the sponsor, Cantor Fitzgerald and CCM pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act. Each placement unit consists of one share of Class A common stock and one half of a placement warrant. The placement warrants are identical to the warrants included in the units issued in the initial public offering, except that, if held by the initial purchasers or their permitted transferees, (a) they (including the underlying Class A common stock) may not be transferred, assigned or sold until 30 days after the consummation of the Company’s initial business combination, subject to certain limited exceptions, and (b) they are entitled to registration rights.

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

Following the closing of the initial public offering and the private placement, an amount of $178,500,000 ($10.20 per unit) from the net proceeds from the sale of the units in the initial public offering and the placement units in the private placement was placed in the trust account. In connection with the approval and implementation of the Charter Amendment, the holders of 16,211,702 shares of our Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.34 per share, for an aggregate redemption amount of approximately $167.7 million. As of January 27, 2023, an amount of $13.8 million remained in the trust account.

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

Recent Developments

On November 21, 2022, we filed a definitive proxy statement on DEF 14A (“Extension Proxy”) for a special meeting of the Board to be held to approve the (i) Charter Amendment to (a) extend the date by which the

Company has to consummate the initial business combination for an additional three months, from January 8, 2023 to April 8, 2023 and (b) provide the Board the ability to further extend the date by which the Company has to consummate a business combination up to three additional times for one month each time, for a maximum of six additional months, and (ii) IMTA Amendment to extend the business combination period from January 8, 2023 to April 8, 2023 and up to three times for an additional one month each time from April 8, 2023 to May 8, 2023, June 8, 2023 or July 8, 2023.

In connection with the approval of the Charter Amendment on December 20, 2022, holders of 16,211,702 shares of Class A common stock, par value $0.0001 per share exercised redemption rights. As a result, the Company has 2,173,298 Class A Shares outstanding as of December 31, 2022, of which 1,288,298 are Class A Shares issued to the public in the Company’s initial public offering (the “IPO”), which Class A Shares are entitled to receive a pro rata portion of the remaining funds in the Trust Account, a liquidation or certain other events, and 885,000 are Class A Shares included in the private placement units acquired in the private placement by Phoenix Biotech Sponsor, LLC concurrent with the Company’s IPO, which Class A Shares do not have redemption rights.

On December 20, 2022, the Sponsor deposited $350,000 in the Trust Account in connection with the extension of the business combination deadline.

Results of Operations

As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022 relates to the Company’s formation, the IPO, and since the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO placed in the Trust Account.

For the year ended December 31, 2022, we had a net loss of $667,736, which primarily consists of operating expenses of $2,841,391 and Delaware franchise taxes of $64,050.

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

As of December 31, 2022, the Company had $475,870 in its operating bank accounts, $41,665,974 in Cash and marketable securities held in Trust Account to be used for a Business Combination or to repurchase or redeem its Common Stock in connection therewith and a working capital deficit of $1,605,546.

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

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such loans may be converted into units of the post Business Combination entity, at a price of $10.00 per unit, at the option of the lender. The units would be identical to the Placement Units. On December 13, 2022, the Company entered into a promissory note with the Sponsor. In order to fund ongoing operations, the Sponsor will loan up to $1,500,000 to the Company. As of December 31, 2022, there was $650,000 of outstanding borrowings under the working capital loan arrangement.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor or an affiliate of the Sponsor a monthly fee of $20,000 for office space, administrative and shared personnel support services to the Company. We began incurring these fees on October 6, 2021 and incurred these fees monthly through December 31, 2022. The payment of these fees ended on December 31, 2022.

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

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. At

December 31, 2022, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-06, Debt -Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021, with no impact upon adoption. The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Title
Chris Ehrlich	53	Chief Executive Officer and Director
Daniel Geffken	66	Chief Financial Officer
Douglas Fisher	47	President
Brian G. Atwood	70	Director
Kathleen LaPorte	61	Director
Barbara Kosacz	65	Director
Caroline Loewy	57	Director

Chris Ehrlich has been our Chief Executive Officer and Director since June 2021 and he previously served as the Chief Executive Officer of Locust Walk Acquisition Corp. (“LWAC”) from January 2021 to August 2021. when it successfully merged with eFFECTOR Therapeutics. Prior to that, he was a Senior Managing Director at Locust Walk, a Life Sciences Transaction firm, where he worked from 2013 to 2021. In that capacity, he served as the Global Head of Biotechnology and Head of Strategic Transactions. Mr. Ehrlich has been involved with sourcing and leading multiple transactions for emerging biopharmaceutical companies, including the sale of Xyphos Biosciences, Inc. to Astellas in 2019 and the sale of Thar Pharmaceuticals to Grunenthal in 2018. Prior to Locust Walk, he was a Managing Director at InterWest Partners, or InterWest, a venture capital firm. As a General Partner, he served on the boards of KAI Pharmaceuticals, a privately held pharmaceutical company (acquired by Amgen in 2012), Biomimetic Therapeutics, Inc., a biotechnology company (acquired by Wright Medical Technologies in 2013), Invuity, Inc., a medical technology company acquired by Stryker in 2018) and Xenon Pharmaceuticals, a biopharmaceutical company (NASDAQ: XENE). Prior to joining InterWest, Mr. Ehrlich worked as the Director of Licensing and Business Development at Purdue Pharma, in business development at Genentech, in venture capital at the U.S. Russia Investment Fund, and in biotechnology strategy development at L.E.K. Consulting. Mr. Ehrlich currently serves on the Board of Directors of ProLynx, a biopharmaceutical company in San Francisco, Prostate Management Diagnostics, Inc. and eFFECTOR Therapeutics, Inc. (NASD: EFTR), on the Advisory Board of the Peter Michael Foundation, where he is a Senior Advisor, and on the Healthcare at Kellogg Advisory Board at Northwestern University. He is also a Senior Advisor to the following companies: AltiBio, Inc., Dimension, Inx. and Antivir, Inc. He is a member of YPO Gold. Mr. Ehrlich has a B.A. in Government from Dartmouth College and a M.B.A. from the Kellogg Graduate School of Management at Northwestern University. He is a frequent lecturer on aspects involving the business of biotechnology in public and academic forums and has served as an expert witness several times on matters related to biotechnology transactions. He is currently the Principal of Ehrlich Bioventures, LLC, a consultancy working with emerging biopharma companies. He is also a registered representative with FINRA, holding his Series 79, 63 and 24 licenses. Our board has determined that Mr. Ehrlich’s extensive experience in the biotechnology industry generally, as well as extensive experience in venture capital and business development, qualifies him to serve as a member of our board of directors.

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

Barbara Kosacz has served as an independent director since October 2021. From January 2021 to August 2021, Ms. Kosacz served as a director of LWAC. Since July 2020, Ms. Kosacz has served as the Chief Operating Officer and General Counsel of Kronos Bio, Inc. (NASDAQ: KRON), a publicly traded clinical-stage biopharmaceutical company. Prior to that, Ms. Kosacz was a Partner at the international law firm of Cooley LLP from January 1997 to December 2000, and again from February 2002 until July 2020, where she led the international Life Sciences Practice. Ms. Kosacz has more than 25 years of experience in counseling clients in the life sciences arena, ranging from early stage startups to larger public companies, venture funds, investment banks, and non-profit institutions. She has served as a member of the BIO Emerging Companies’ Section Governing Board, is a member of the Board of Trustees of the Keck Graduate Institute, an advisory board member of Locust Walk Partners, and has been a speaker at multiple life sciences-related conferences, as well as guest lecturer at the University of California, Berkeley, Columbia University, University of Pennsylvania and Stanford University about biotechnology law, biotechnology business models, corporate partnering negotiations and deal structures, and bioethics. Recognized by Best Lawyers in America since 2008 and most recently as Biotechnology Lawyer of the Year in 2018, Ms. Kosacz was listed as a “leading lawyer” for healthcare and life sciences in the 2018 Legal 500, as a “Band 1” attorney in the 2018 edition of Chambers USA: America’s Leading Lawyers for Business and recognized as a “highly recommended transactions” lawyer by IAM Patent 1000 for her “nearly three decades advising diverse companies in the industry at a deeply strategic and commercial level and overseeing their most complex and profitable deals.” Ms. Kosacz is currently a member of the board of directors of XOMA Corp. (NASDAQ: XOMA), a royalty aggregation company, and Athira Pharma, Inc. (NASDAQ: ATHA), a clinical stage biotechnology company. Ms. Kosacz received her B.A. from Stanford University and her J.D. from the University of California, Berkeley School of Law. Ms. Kosacz was selected to serve on our board due to her extensive experience in the life sciences industry and advising biotechnology companies.

Caroline Loewy has served as an independent director since October 2021. Ms. Loewy serves on public company boards, provides strategic advisory services to life science companies, and has more than 25 years of experience in the biopharmaceutical industry. From January 2021 to August 2021, Ms. Loewy served as a director of LWAC. She co-founded and served as Chief Financial Officer and Chief Business Officer of Achieve Life Sciences, Inc., a specialty pharmaceuticals company, from 2015 to 2017. Prior to Achieve Life Sciences, she served as Chief Financial Officer of several life sciences companies, including Tobira Therapeutics, Inc. from 2012 to 2014, Corcept Therapeutics Inc. from 2008 to 2011 and Poniard Pharmaceuticals, Inc. from 2006 to 2008. Prior to that, Ms. Loewy was a senior biotechnology equity research analyst at Morgan Stanley, Inc. from 2000 to 2004 and Prudential Securities, Inc. from 1996 to 2000. Prior to that, she was an Associate in equity research at Prudential Securities and worked as a financial analyst in corporate finance at BankAmerica Corporation. Ms. Loewy is a founding board member of the Global Genes Project and a member of the Steering Committee of the Forum for Collaborative Research in Rare Diseases. She is also a founding board member of the KCNQ2 Cure Alliance Foundation. Ms. Loewy currently serves on the boards of directors of, CymaBay Therapeutics Inc. and PhaseBio Pharmaceuticals, Inc. Ms. Loewy holds a B.A. from the University of California, Berkeley, and a M.B.A./M.S. degree from Carnegie Mellon University. Ms. Loewy was selected to serve on our board based on her financial expertise as a former chief financial officer as well as her extensive experience in the biopharmaceutical industry.

Advisors

Ryan Gilbert, an advisor, brings over 20 years of global financial services expertise as an entrepreneur, angel investor, venture investor, and advisor. His public company exits include Square and Eventbrite. Mr. Gilbert previously served as an advisor to LWAC and currently serves as the President and Chief Executive Officer of FTAC Parnassus Acquisition Corp. (NASDAQ: FTPA) and FTAC Zeus Acquisition Corp. (NASDAQ: ZING), each a blank check company formed for the purpose of effecting its own initial business combination. He was most recently President and Chief Executive Officer of FTAC Olympus Acquisition Corp., which merged with Payoneer (NASDAQ: PAYO). Mr. Gilbert is founder and General Partner of Launchpad Capital, a venture capital fund. He was most recently a General Partner at Propel Venture Partners, a venture capital fund backed by BBVA Group. He currently serves on the boards of directors of Propel Venture Partners portfolio companies Charlie Finance Co., Guideline, Inc., Grabango Co. and Steady Platform Inc. Mr. Gilbert

serves as the executive chairman of SmartBizLoans, a small business lending marketplace that he co-founded as an entrepreneur-in-residence at Venrock. Mr. Gilbert is an independent director of bKash, Bangladesh’s largest remittance and mobile banking platform, and a director of River City Bank, a $3.2 billion community bank based in Sacramento, CA. He was previously co-founder and Chief Executive Officer of real estate payments company PropertyBridge (acquired by MoneyGram International). Mr. Gilbert graduated from the University of the Witwatersrand in Johannesburg, South Africa.

Shami Patel, an advisor, is a Managing Director of the Asset Management Group of Cohen & Company Inc., a financial services company. Mr. Patel previously served as Chief Operating Officer of FTAC Olympus and as an advisor to LWAC and as an advisor to FinServ, a blank check company which raised $250.0 million in its initial public offering in November 2019 and consummated its business combination in June 2021. Mr. Patel was also active in all aspects of the IPO and business combination process of FinTech I and FinTech II, including origination, due diligence and execution. He served as a Director, Chair of the Audit Committee and member of the Compensation Committee of FinTech I and FinTech II. FinTech I raised $100.0 million in its IPO in February 2015 and completed its initial business combination when it acquired FTS Holding Corporation in July 2016, in connection with which FinTech I changed its name to CardConnect Corp. The common stock of CardConnect Corp. was traded on the NASDAQ Capital Market under the symbol “CCN” until CardConnect Corp. was acquired by First Data Corporation in July 2017. FinTech II raised $175.0 million in its IPO in January 2017 and completed its initial business combination when it acquired Intermex Holdings II in July 2018, in connection with which FinTech II changed its name to International Money Express, Inc. The common stock of International Money Express, Inc. is currently traded on the NASDAQ Capital Market under the symbol “IMXI.” He also served as an advisor to FinTech III, a blank check company which raised $345.0 million in its IPO in November 2018 and completed its initial business combination when it merged with affiliates of Paya, Inc. in October 2020, in connection with which Paya Holdings Inc. became publicly traded on the NASDAQ Capital Market under the symbol “PAYA.” Mr. Patel has a B.A. in Philosophy and Economics from Trinity University and a J.D. and M.B.A from Duke University.

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

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 2022.

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

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee serves or served during the fiscal year ended December 31, 2022, as a member of the board of directors or compensation committee of a company that has one or more executive officers serving as a member of our Board or compensation committee.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 17, 2023, by:

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

The beneficial ownership of the Company’s voting common stock is based on 2,173,298 shares of Class A common stock outstanding and 4,596,250 shares of Class B common stock outstanding, except as otherwise indicated.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owners	Class A Common Stock		Class B Common Stock		Combined Voting Power(2)
	Number	% of class	Number	% of class	Number	% of class
Directors and Executive Officers:(1)
Chris Ehrlich(3)	699,996	32.2%	4,596,250	100.0%	5,296,246	78.2%
Daniel Geffken	—	—	—	—	—	—
Douglas Fisher	—	—	—	—	—	—
Brian G. Atwood	—	—	—	—	—	—
Kathleen LaPorte	—	—	—	—	—	—
Barbara Kosacz	—	—	—	—	—	—
Caroline Loewy	—	—	—	—	—	—
All directors and executive officers as a group (seven individuals)	699,996	32.2%	4,596,250	100.0%	5,296,246	78.2%

5% or Greater Beneficial Owners:
Shaolin Capital Management LLC(4)	748,264	34.4%	—	—	748,264	11.1%
Saba Capital Management, L.P.(5)	1,212,426	55.8%	—	—	1,212,426	17.9%
Phoenix Biotech Sponsor, LLC(3)	699,996	32.2%	4,596,250	100.0%	5,296,246	78.2%

*	Less than 1 percent.
1.	Unless otherwise noted, the business address of each of the following individuals is c/o Phoenix Biotech Acquisition Corp., 2201 Broadway, Suite 705, Oakland, CA 94612.
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

4.

Based on information contained in a Schedule 13 filed on February 14, 2023 by Shaolin Capital Management LLC. The address of the business office of the reporting person is 230 NW 24th Street, Suite 603, Miami, FL 33127.

5.

Based on a Schedule 13G/A filed on February 14, 2023 on behalf of Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”), and Mr. Boaz R. Weinstein. The address of the business office of each of the reporting persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

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

Related Party Loans

In order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, to loan us funds as may be required. If we consummate an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender at the time of the business combination. The units would be identical to the placement units. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. On December 13, 2022, the Company issued an unsecured promissory note in the principal amount of $1,500,000 (the “Promissory Note”) to our sponsor, pursuant to which the sponsor agreed to loan to the Company up to $1,500,000. The Promissory Note does not bear interest and matures upon the earlier of (a) the closing of an initial business combination and (b) the Company’s liquidation. In the event that the Company does not consummate an initial business combination, the Promissory Note will be repaid only from amounts remaining outside of the trust account, if any. Upon the consummation of an initial business combination, the sponsor may elect to convert any portion or all of the amount outstanding under the Promissory Note into units identical to the placement units. As of December 31, 2022, there was $650,000 of outstanding borrowings under the working capital loan arrangement.

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

Administrative Services

Commencing on October 6, 2021, we pay an amount equal to $20,000 per month to our sponsor or its affiliate or designee for office space, administrative and shared personnel support services provided to us. The administrative support services ended on December 31, 2022 upon approval of the charter extension.

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

Individual	Entity	Affiliation
Chris Erlich	eFFECTOR, Inc.	Director
	Prostate Management Diagnostics	Director
	Prolynx, Inc.	Director
	Antivir	Senior Advisor
	Dimension, Inc.	Senior Advisor
	Altibio	Senior Advisor
	Peter Michael Foundation	Senior Advisor

Daniel Geffken

Danforth Advisors

Windtree Therapeutics

Elicio Therapeutics

ProMIS Neurosciences

Prilenia Therapeutics Development Corp.

Apic Bio Inc.

Clear Creek Bio, Inc.

Dermbiont, Inc.

Calcimedica Inc.

OPY Acquisition Corp.

Myeloid Therapeutics

Founder and Managing Director

Director

Chief Financial Officer and Director

Chief Financial Officer

Chief Financial Officer

Chief Financial Officer

Chief Financial Officer

Chief Financial Officer

Chief Financial Officer

Chief Financial Officer

Chief Financial Officer

Douglas Fisher	InterWest Partners Revelation Partners Sera Prognostics Gynesonics Indi Molecular Precipio Diagnostics WeavR Health	Executive in Residence Venture Partner Chief Business Officer Director Director Director Director

Brian Atwood	Versant Ventures Clovis Oncology, Inc. Atreca, Inc.	Managing Director Director Chairman of the Board of Directors

Kathleen LaPorte	Bolt Biotherapeutics D2G Oncology Elysium Therapeutics Precipio Diagnostics Q32 BIO Inc. 89Bio Inc.	Director Director Director Director Director Director

Barbara Kosacz	Kronos Bio, Inc. XOMA Corp. Athira Pharma, Inc.	Chief Operating Officer and General Counsel Director Director

Caroline Loewy	CymaBay Therapeutics, Inc. Aptose Biosciences Inc.	Director Director

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

The firm of Citrin Cooperman & Company, LLP, or Citrin, acted as our independent registered public accounting firm during the period June 8, 2021 (inception) through December 31, 2021 and for the year ended December 31, 2022. The following is a summary of fees paid or to be paid to Citrin for services rendered.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Citrin in connection with regulatory filings. The aggregate fees billed by Citrin for professional services rendered for the audit of our annual financial statements and other required filings with the SEC for the year ended December 31, 2022 and period June 8, 2021 (inception) through December 31, 2021 and for the year ended December 31, 2022 totaled $50,000 and $49,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Citrin for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022 and for the period June 8, 2021 (inception) through December 31, 2021.

Tax Fees

We incurred fees of $5,000 and paid Citrin $5,000 for tax planning and tax advice for the year ended December 31, 2022 and the period June 8, 2021 (inception) through December 31, 2021, respectively.

All Other Fees

We did not pay Citrin for any other services for the year ended December 31, 2022 and for the period June 8, 2021 (inception) through December 31, 2021, respectively.

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

1. All Consolidated Financial Statements.

The consolidated financial statements of Phoenix Biotech Acquisition Corp., together with the report thereon of Citrin Cooperman & Company, LLC, an independent registered public accounting firm, are included in this Annual Report beginning on Page F-1.

2. Financial Statements Schedules.

All schedules have been omitted because the information required to be set forth therein is not applicable or shown in the consolidated financial statements or note thereto.

3. Exhibits

A list of exhibits is set forth on the Exhibit Index immediately preceding the signature page of this Annual Report and is incorporated herein by reference.

Item 16.	FORM 10-K SUMMARY

Not applicable

PHOENIX BIOTECH ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Phoenix Biotech Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Phoenix Biotech Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2022 and for the period from June 8, 2021 (inception) to December 31, 2021, and the related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from June 8, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Emphasis of a Matter Regarding Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a Business Combination by the close of business on April 8, 2023, then the Company will cease all operations except for the purpose of liquidating. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Uncertainty Regarding Impacts of Recent Disruptions is U.S. Banking System
As discussed in Note 9 to the financial statements, in March 2023, the shut-down of certain financial institutions raised economic concerns over disruption to the U.S. banking system. Given the uncertainty of the situation, the related financial statement impact cannot be reasonably estimated at this time. Our opinion is not modified with respect to this matter.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.
/s/ Citrin Cooperman & Company, LLP
We have served as the Company’s auditor since 2021.
New York, New York
March 22, 2023

PHOENIX BIOTECH ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$475,870	$1,098,573
Prepaid expenses and other assets	225,188	262,500
Restricted cash held in Trust Account	41,665,974	—
Total current assets	42,367,032	1,361,073

OTHER ASSETS
Prepaid expenses-noncurrent	—	200,651
Deferred tax asset	—	16,868
Investments held in Trust Account	—	178,499,615

TOTAL ASSETS	$42,367,032	$180,078,207

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$1,653,120	$14,433
Income tax payable	599,159	—
Shareholder redemption liability	27,842,747	—
Working capital loan – related party	650,000	—
Franchise tax payable	—	80,324
Due to Affiliate	3,315	3,315

Total current liabilities	30,748,341	98,072
LONG TERM LIABILITIES
Deferred underwriting fee payable	9,150,000	9,150,000

Total liabilities	39,898,341	9,248,072

COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK
Class A Common stock subject to possible redemption, $0.0001 par value, 1,288,298 and 17,500,000 shares at redemption value of $10.26 and $10.20 per share as of December 31, 2022 and 2021, respectively	13,224,068	178,500,000
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock; $0.0001 par value; 60,000,000 shares authorized; 885,000 shares issued and outstanding as of December 31, 2022 (excluding 1,288,298 shares subject to possible redemption) and 2021 (excluding 17,500,000 shares subject to possible redemption)	88	88
Class B common stock; $0.0001 par value; 10,000,000 shares authorized; 4,596,250 shares issued and outstanding	459	459
Additional paid-in capital	—	—
Accumulated deficit	(10,755,924)	(7,670,412)

Total stockholders’ deficit	(10,755,377)	(7,669,865)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$42,367,032	$180,078,207

The accompanying notes are an integral part of the financial statements.

PHOENIX BIOTECH ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the Period from June 8, 2021 (Inception) to December 31, 2021
OPERATING EXPENSES
General and administrative	$2,841,391	$251,706
Franchise tax	64,050	80,324

Total operating expenses	2,905,441	332,030

OTHER INCOME (LOSS)
Unrealized loss on marketable securities held in Trust Account	—	(385)
Interest earned on marketable securities held in Trust Account	2,836,864	—

LOSS BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES	(68,577)	(332,415)
Income tax expense (benefit)	599,159	(16,868)

NET LOSS	$(667,736)	$(315,547)

Weighted average shares outstanding of Class A common stock	17,896,428	5,041,048

Basic and diluted net (l oss ) per share, Class A	$(0.03)	$4.15

Weighted average shares outstanding of Class B common stock	4,596,250	4,607,658

Basic and diluted net loss per share, Class B	$(0.03)	$(0.03)

The accompanying notes are an integral part of the financial statements.

PHOENIX BIOTECH ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common stock				Additional paid-in capital	Accumulated deficit	Total Stockholders’ deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance, June 08, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Common Stock to initial stockholder	—	—	4,679,125	467	24,533	—	25,000
Proceeds from Initial Public Offering Costs allocated to Public Warrants (net of offering costs)	—	—	—	—	4,866,687	—	4,866,687
Sale of private placement units	885,000	88	—	—	8,849,912	—	8,850,000
Forfeiture of shares	—	—	(82,875)	(8)	8	—	—
Accretion for Class A Common Stock to redemption value	—	—	—	—	(13,741,140)	(7,354,865)	(21,096,005)
Net Loss	—	—	—	—	—	(315,547)	(315,547)

Balance, December 31, 2021	885,000	$88	4,596,250	$459	$—	$(7,670,412)	$(7,669,865)

Net Loss	—	—	—	—	—	(667,736)	(667,736)
Accretion for Class A Common Stock to redemption value	—	—	—	—	—	(2,417,776)	(2,417,776)

Balance, December 31, 2022	885,000	$88	4,596,250	$459	$—	$(10,755,924)	$(10,755,377)

The accompanying notes are an integral part of the financial statements.

PHOENIX BIOTECH ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period from June 8, 2021 (Inception) to December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(667,736)	$(315,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on marketable securities held in Trust Account	—	385
Interest earned on marketable securities held in Trust Account	(2,836,864)
Income tax benefit	—	(16,868)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	254,831	(463,151)
Income tax payable	599,159
Due to Affiliates	—	3,315
Accounts payable and accrued expenses	1,638,687	14,433
Franchise tax payable	(80,324)	80,324

Net cash flows used in operating activities	(1,092,247)	(697,109)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(325,000)	(178,500,000)
Cash withdrawn from Trust Account for taxes	144,544	—
Cash withdrawn from Trust Account in connection with redemption	181,019,852	—

Net cash flows provided by (used in) investing activities	180,839,396	(178,500,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering	—	172,365,000
Proceeds from working capital loan —related party	650,000	55,000
Payments of notes payable — related party	—	(55,000)
Proceeds from private placement units	—	8,850,000
Proceeds from the issuance of class B stock to sponsor	—	25,000
Payment of offering costs	—	(944,318)
Redemption of common stock	(139,353,878)	—

Net cash flows (used in) provided by financing activities	(138,703,878)	180,295,682

NET CHANGE IN CASH AND RESTRICTED CASH	41,043,271	1,098,573
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	1,098,573	—

CASH AND RESTRICTED CASH, END OF PERIOD	$42,141,844	$1,098,573

Supplemental disclosure of noncash activities:
Deferred underwriting commissions payable charged to additional paid in capital	$—	$9,150,000

Accretion for Class A common stock to redemption value	$2,417,776	$21,096,005
Shareholder redemption liability	$27,842,747	$—
The accompanying notes are an integral part of the financial statements.

PHOENIX BIOTECH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
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
As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022, relates to the Company’s formation and initial public offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income earned on investments from the proceeds derived from the IPO and placed in the Trust Account (defined below).

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
Offering costs for the IPO and exercise of the overallotment option amounted to $12,729,318, consisting of $2,635,000 of underwriting fees, $9,150,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $944,318 of other costs. As described in Note 6, the $9,150,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination, subject to the terms of the underwriting agreement.
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

480-10-S99.
If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in the absence of retained earnings, additional paid-in
capital). While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the balance sheet
s
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
On December 16, 2022, the Company held a special meeting of our stockholders (the “Special Meeting”). At the Special Meeting, our stockholders approved an amendment (the “IMTA Amendment”) to the Company’s Investment Management Trust Agreement (the “IMTA”), dated October 5, 2021, with Continental Stock Transfer & Trust Company (“CST”), as trustee, and an amendment to the Company’s amended and restated certificate of incorporation, to extend the date by which we must consummate a business combination transaction by three months from January 8, 2023 to April 8, 2023, and provide our board of directors the ability to further extend the date by which we have to consummate a business combination up to three additional times for one month each time, for a maximum of six additional months (the “Charter Amendment”).
In connection with the Special Meeting, our sponsor agreed that if the Charter Amendment and the IMTA Amendment were approved at the Special Meeting, our sponsor, or one or more of its affiliates, members or third-party designees (in such capacity, the “Lender”), would lend to the Company up to $1,500,000 to be deposited into the trust account established in connection with the initial public offering. Accordingly, on December 20, 2022, the Company issued an unsecured promissory note in the principal amount of $1,500,000 (the “Promissory Note”) to the Lender, pursuant to which the Lender agreed to loan to the Company up to $1,500,000 in connection with the extension of the date by which the Company has to consummate an initial business combination. The Company deposited $325,000 into the trust account in connection with the first drawdown under the Promissory Note in order to effect the extension of the business combination period to April 8, 2023 and will deposit additional funds into the trust account for any subsequent extensions that are needed by the Company to complete an initial business combination.
In connection with the approval of the extension, holders of 16,211,702 shares of Class A common stock exercised redemption rights (the “Redemption”). As a result, following the satisfaction of such redemptions, as of December 31, 2022, the Company had 2,173,298 shares of Class A common stock outstanding, of which 1,288,298 are Public Shares issued to the public in the Company’s IPO. The Public Shares are entitled to receive a pro rata portion of the remaining funds in the Company’s trust account in connection with its initial business combination, a liquidation or certain other events. The remaining
885,000 are shares of Class A common stock included in the private placement units acquired in the private placement by the Sponsor and other investors concurrent with the Company’s IPO, which shares of Class A common stock do not have redemption rights.
If the Company is unable to complete a Business Combination by April 8, 2023 or a further extended date under the Charter Amendment discussed above, (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate

amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up
to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
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
pandemic, and the Company has concluded that while it is reasonably possible that
COVID-19
could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Liquidity and Going Concern
As of December 31, 2022, the Company had $475,870 in its operating bank accounts, $41,665,974 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and a working capital deficit of $1,605,546, excluding the effects of taxes payable. The total Trust balance of $41,665,974
included a delayed
$26,481,101
redemption payment to redeeming shareholders
(2,581,004
shares) on January 3, 2023. Also included in the balance was a
$1,361,646
payment to all redeeming shareholders on January 26, 2023, which trued-up the redemption price of the redemptions on December 20, 2022 to $10.34
from the initial estimated proxy redemption price

of $10.26
. On January 27, 2023 cash balance in the Trust Account was invested in U.S. Treasury Bills for $13,823,227.
The Company currently projects that it will not have sufficient funds to cover its expenses over a one-year
period from the date these financial statements are available to be issued. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.
Emerging Growth
Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.
Restricted Cash
The Company considers all cash to be held for a specific purpose restricted cash. As of December 31, 2022 and 2021, the Company had $41,665,974 and $0 in restricted cash, respectively. The restricted cash is intended to satisfy shareholder redemption payments as part of the Company’s option to extend the mandatory liquidation date to
April 8, 2023. The cash and restricted cash balances included in the balance sheets as of December 31, 2022 and 2021 are comprised of the following:

	December 31, 2022	December 31, 2021
Cash	$475,870	$1,098,573
Restricted cash	$41,665,974	$—

Total cash and restricted cash	$42,141,844	$1,098,573

Investments Held in Trust Account
At December 31, 2022, substantially all of the assets held in the Trust Account were held as cash. At December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the

Trust Account and interest earned on marketable securities are included in the accompanying statements of operations. The estimated fair values of investments held in the
Trust Account are determined using available market information.
Shareholder Redemption Liability
On December 20, 2022, in connection with the Company’s special meeting held to consider the Charter Amendment, the Company’s shareholders redeemed 16,211,702 shares of Class A common stock subject to possible redemption at $10.20 per share redemption value, plus a pro rata share of interest earned. Of the total amount redeemed, 2,581,004 shares of Class A common stock totaling $26,481,101 plus a true-up
payment of $1,361,646 for a total liability of $27,842,747 were subsequently paid to redeeming shareholders on January 3, 2023. Therefore, a portion of the total redemption payment has been classified as a shareholder redemption liability in the accompanying balance sheet as of December 31, 2022.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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

Income Taxes
The Company complies with the accounting and reporting requirements of ASC 740, “
Income Taxes
” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense
.
No
amounts were accrued for the payment of interest and penalties at December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
All of the Company’s tax years remain subject to examination by tax authorities.

The total provision benefit for (benefit from) income taxes is comprised of the following:

	December 31, 2022	December 31, 2021
Current expense	$599,159	$—
Deferred tax benefit	—	69,807
Change in valuation allowance	—	(52,939)

Total income tax expense (benefit)	$599,159	$(16,868)

The net deferred tax assets in the accompanying balance sheets included the following components:

	December 31, 2022	December 31, 2021
Deferred tax assets	$596,692	$69,807
Deferred tax liabilities		—
Valuation allowance for deferred tax assets	(596,692)	(52,939)

Net deferred tax assets	$—	$16,868

The deferred tax assets as of December 31, 2022 and 2021 were comprised of the tax effect of cumulative temporary differences as follows:

	December 31, 2022	December 31, 2021
General and administration expenses before business combination	$596,692	$69,807
Valuation allowance for deferred tax assets	(596,692)	(52,939)

Total	$—	$16,868

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. For the year ended December 31, 2022 and period from June 8, 2021 (inception) to December 31, 2021, the valuation allowance was
$596,692 and $52,939.
A reconciliation of the statutory federal income tax provision (benefit) to the Company’s effective tax rate is as follows:

	December 31, 2022	December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Valuation allowance	852.7%	(26.1)%

Income tax provision (benefit)	873.7%	(5.1)%

Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, 1,288,298 and 17,500,000 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
At December 31, 2022 and 2021, the Class A common stock subject to possible redemption reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$175,000,000
Less:
IPO Costs allocated to Public Warrants	(5,250,000)
Class A common stock issuance costs	(12,346,005)
Plus: Accretion of carrying value to redemption value	21,096,005

Class A common stock subject to possible redemption, December 31, 2021	$178,500,000
Plus: Accretion of carrying value to redemption value	2,417,776
Less: Redemption of shares	(167,693,708)

Class A common stock subject to possible redemption, December 31, 2022	$13,224,068

Net Loss per Common Stock
The Company has two classes of shares, which are referred to as Class A common stock and Class B
c
ommon
s
tock (the “Founder Shares”). Losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 9,192,500 shares of Class A common stock at $11.50 per share were issued on October 29, 2021. At December 31, 2022 an
d 2021
, no Public Warrants or Private Placement Warrants have been exercised. The 9,192,500 potential shares of Class A common stock underlying outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted losses per share for the year ended December 31, 2022 and period from June 8, 2021 (inception) to December 31, 2021
,
because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the period.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of stock.

	Year Ended December 31, 2022
	Class A	Class B
Basic and diluted net loss per common share
Numerator:
Allocation of net loss, as adjusted	$(531,288)	$(136,448)
Denominator:
Basic and diluted weighted average shares outstanding	17,896,428	4,596,250

Basic and diluted net loss per common share	$(0.03)	$(0.03)

For the period June 8, 2021 (inception) through December 31, 2021
Net loss	$(315,547)
Accretion for Class A Common Stock to redemption value	(21,096,005)

Net loss including accretion of temporary equity to redemption value	$(21,411,552)

	For the period June 8, 2021 (inception) through December 31, 2021
	Class A	Class B
NUMERATOR
Allocation of net loss	$(164,860)	$(150,687)
Accretion for Class A Common Stock to redemption value	21,096,005	—

Net loss including accretion of temporary equity to redemption value	$20,931,145	$(150,687)

DENOMINATOR
Weighted Average Shares Outstanding including common stock subject to redemption	5,041,048	4,607,658
Basic and dilution net loss per share	$4.15	$(0.03)
Accounting for Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815,
Derivatives and Hedging
. The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common stock and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.
Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financia
l statements a
s of and for the year ended December 31, 2022.
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the IPO, the Company sold 17,500,000 units (including 2,000,000 units as part of the underwriter’s partial exercise of the over-allotment option) at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock (such shares of Class A common stock included in the Units being offered, the “Public Shares”), and one-half
of a redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).
NOTE 4. PRIVATE PLACEMENT
On October 8, 2021, simultaneously with the consummation of the IPO, the Company consummated the issuance and sale (“Private Placement”) of 885,000 Units (the “Private Placement Units”) in a private placement transaction at a price of $10.00 per Private Placement Unit, generating gross proceeds of $8,850,000. The Private Placement Units were purchased by Cantor (155,000 Units), CCM (30,004 Units) and the Sponsor (699,996 Units). Each whole Private Placement Unit consists of one Private Placement Share and one-half
of a redeemable warrant (“Private Placement Warrant”). Each whole Private Placement Warrant will be exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. A portion of the proceeds from the Private Placement Units was added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units and all underlying securities will be worthless.
NOTE 5. RELATED PARTY TRANSACTIONS
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
There was no balance on the Note as of December 31, 2022 and 2021.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans will either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. At December 31, 2021, the Company
had no outstanding borrowings under the Working Capital Loans. On December 13, 2022, the Company entered into a promissory note with the Sponsor. In order to fund ongoing operations, the Sponsor will loan up to $1,500,000 to the Company.

The Promissory Note does not bear interest and matures upon the earlier of (a) the closing of an initial business combination and (b) the Company’s liquidation. In the event that the Company does not consummate an initial business combination, the Promissory Note will be repaid only from amounts remaining outside of the trust account, if any.
As of December 31, 2022, there was $650,000
in borrowings under the
W
orking Capital Loans.
Consulting Services
The Company entered into an agreement, commencing on the date of its listing on NASDAQ, to pay the spouse of our Chief Executive Officer a monthly consulting fee of $15,000 for assisting the Company in identifying and evaluating potential acquisition targets. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. For the year ended December 31, 2022 and period from June 8, 2021 (inception) to December 31, 2021
, $
180,000
and $
41,613
has been incurred under this agreement, respectively.
Support Services
The Company entered into an agreement, commencing on the date of its listing on NASDAQ through the period ended
December 31, 2022 to pay an affiliate of the Sponsor a monthly fee of $20,000 for office space, secretarial and administrative services. For the year ended December 31, 2022 and period from June 8, 2021 (inception) to December 31, 2021
, $
240,000
and $
60,000
has been incurred under this agreement, respectively. The agreement was terminated in December 2022.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Registration Rights
Pursuant to a registration rights agreement entered into on October 5, 2021, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans

(and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement, requiring the Company to register such securities and any other securities of the Company acquired by them prior to the consummation of a Business Combination for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
NOTE 7. STOCKHOLDERS’ DEFICIT
Common Stock
Class A common stock — The Company is authorized to issue 60,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 885,000 shares of Class A common stock issued and outstanding (excluding 1,288,298 and 17,500,000 shares subject to possible redemption).
Class
 B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 4,596,250 shares of Class B common stock issued and outstanding.
Prior
to the consummation of an initial Business Combination, only holders of shares of Class B common stock will have the right to vote on the election of directors. Holders of shares of Class A common stock and shares of Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders.
The

shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination at a ratio such that the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of
the sum of (i) the total number of common stock issued and outstanding upon completion of the IPO, plus (ii) the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any shares of Class A common stock or equity-
linked

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
Preferred Stock
 — The
Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.
Warrants
— At
December 31, 2022 and 2021, there were 8,750,000 Public Warrants and 442,500 Private Placement Warrants outstanding. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the common stock issuable upon exercise of the warrants and a current prospectus relating to such common stock.
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
Once the warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;

•	at a price of $ 0.01 per warrant;

•	upon not less than 30 days ’ prior written notice of redemption;

•
if, and only if, the reported last sale price of Class A common stock equals or exceeds $
18.00

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
The
exercise price and number of shares of common stock issuable upon exercise of the w arran
ts may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend
or

recapitalization, reorganization, merger, or consolidation. However, the warrants will not be adjusted for issuances of common stock at a price below their respective exercise prices, other than as set forth below. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.
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
NOTE 8. FAIR VALUE MEASUREMENTS
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
At December 31, 2022 and 2021, the assets held in the Trust Account were held in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. At December 31, 2022 there were no assets or liabilities measured at fair value
.

December 31, 2021

	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities	1	$178,499,615	—	—
NOTE 9. UNCERTAINTY REGARDING IMPACTS OF RECENT DISRUPTIONS IN U.S. BANKING SYSTEM
In
March 2023, the shut-down of certain financial institutions raised economic concerns over disruption in the U.S. banking system. The U.S. government took certain actions to strengthen public confidence in the U.S. banking system. However, there can be no certainty that the actions taken by the U.S. government will be effective in mitigating the effects of financial institution failures on the economy, which may include limits on access to short term liquidity in the near term or other adverse effects. As disclosed in Note 2, the Company maintains cash amounts in excess of federally insured limits in the aggregate amount of $42,141,844, as of December 31, 2022, and has certain concentrations in credit risk that expose the Company to risk of loss if the counterparty is unable to perform as a result of future disruptions in the U.S. banking system or economy. Given the uncertainty of the situation, the related financial impact cannot be reasonably estimated at this time.
NOTE 10. SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date of the financial statements. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements except for the subsequently paid shareholder redemptions as described in Note 1 and the uncertainty regarding impacts of recent disruptions in the U.S. Banking System described in Note 9.

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

Exhibit No.	Description

1.1	Underwriting Agreement, dated October 5, 2021, between the Company and Cantor Fitzgerald & Co.(1)

2.1	Business Combination Agreement, dated as of October 30, 2022, by and among the Company, OM Merger Sub, Inc. and Intrinsic Medicine, Inc.(4)

2.2	Termination Agreement, dated as of December 6, 2022, by and among the Company, OM Merger Sub, Inc. and Intrinsic Medicine, Inc.(5)

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on October 6, 2021(1)

3.2	Amendment to the Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on December 20, 2022(6)

3.3	Amended and Restated Bylaws(2)

4.1	Specimen Unit Certificate(2)

4.2	Specimen Common Stock Certificate(2)

4.3	Specimen Warrant Certificate(2)

4.4	Warrant Agreement, dated October 5, 2021, between Continental Stock Transfer & Trust Company and the Company(1)

4.5	Phoenix Biotech Acquisition Corp. Description of Securities (3)

10.1	Letter Agreement, dated October 5, 2021, by and among the Company and certain security holders, officers and directors of the Company(1)

10.2	Administrative Services Agreement, dated October 5, 2021, between the Company and Phoenix Biotech Sponsor, LLC(1)

10.3	Unit Subscription Agreement, dated October 5, 2021 between the Company and Phoenix Biotech Sponsor, LLC(1)

10.4	Unit Subscription Agreement, dated October 5, 2021 between the Company and Cantor Fitzgerald & Co.(1)

10.5	Unit Subscription Agreement, dated October 5, 2021 between the Company and Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC. (1)

10.6	Investment Management Trust Agreement, dated October 5, 2021 between Continental Stock Transfer & Trust Company and the Company(1)

10.7	Amendment No. 1 to the Investment Management Trust Agreement, dated December 20, 2022, by and between the Company and Continental Stock Transfer & Trust Company(6)

10.8	Registration Rights Agreement, dated October 5, 2021, between the Company and certain security holders of the Company(1)

10.9	Form of Indemnity Agreement(2)

10.10	Form of Engagement Letter with Cohen & Company Capital Markets(2)

10.11	Promissory Note, dated December 20, 2022, issued to Phoenix Biotech Sponsor, LLC(4)

1

Exhibit No.	Description

10.12	Sponsor Support Agreement, dated as of October 30, 2022, by and among Phoenix Biotech Sponsor, LLC, Phoenix Biotech Acquisition Corp., Intrinsic Medicine, Inc. and certain investors(4)

10.13	Intrinsic Stockholder Support Agreement, dated as of October 30, 2022, by and among Phoenix Biotech Acquisition Corp., Intrinsic Medicine, Inc. and Alexander Martinez(4)

10.14	Intrinsic Stockholder Support Agreement, dated as of October 30, 2022, by and among Phoenix Biotech Acquisition Corp., Intrinsic Medicine, Inc. and Jason Ferrone(4)

10.15	Intrinsic Stockholder Support Agreement, dated as of October 30, 2022, by and among Phoenix Biotech Acquisition Corp., Intrinsic Medicine, Inc. and Emil Chuang(4)

10.16	Intrinsic Stockholder Support Agreement, dated as of October 30, 2022, by and among Phoenix Biotech Acquisition Corp., Intrinsic Medicine, Inc. and Dustin Crawford(4)

10.17	Promissory Note, dated December 20, 2022, issued to Phoenix Biotech Sponsor, LLC(6)

14.1	Code of Business Conduct and Ethics(2)

21.1*	Subsidiaries of the Registrant

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1^	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2^	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File—the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments

*	Filed herewith
^	Furnished herewith
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 12, 2021
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1, as amended (File No. 333-259491)
(3)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 24, 2022
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 31, 2022
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 7, 2022
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 20, 2022

2

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHOENIX BIOTECH ACQUISITION CORP.

Dated: March 23, 2023	/s/ Chris Ehrlich
Chris Ehrlich
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Chris Ehrlich Chris Ehrlich	Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2023

/s/ Daniel Geffken Daniel Geffken	Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2023

/s/ Douglas Fisher Douglas Fisher	President	March 23, 2023

/s/ Brian G. Atwood Brian G. Atwood	Director	March 23, 2023

/s/ Kathleen LaPorte Kathleen LaPorte	Director	March 23, 2023

/s/ Barbara A. Kosacz Barbara A. Kosacz	Director	March 23, 2023

/s/ Caroline M. Loewy Caroline M. Loewy	Director	March 23, 2023