Form 10-Q
period 2023-03-31
PHOENIX BIOTECH ACQUISITION CORP.
filed 2023-05-12
CIK 1870404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
No. 001-40877

PHOENIX BIOTECH ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	87-1088814
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2201 Broadway, Suite 705, Oakland,CA 94612
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
Rule 12b-2ofthe
Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2ofthe
Exchange Act):    Yes  ☒    No  ☐
As of May 12, 2023 there were 2,173,298 shares of Class A common stock, par value $0.0001 per share, and 4,596,250 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

PHOENIX BIOTECH ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

Item 1.	Financial Statements
PHOENIX BIOTECH ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2023 (Unaudited)	December 31, 2022

ASSETS
CURRENT ASSETS
Cash	$178,093	$475,870
Prepaid expenses and other assets	220,293	225,188
Marketable securities and cash held in Trust Account	14,031,783
Restricted cash held in Trust Account	—	41,665,974

TOTAL ASSETS	$14,430,169	$42,367,032

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,017,184	$1,653,120
Income tax payable	599,159	599,159
Shareholder redemption liability	—	27,842,747
Working capital loan – related party	650,000	650,000
Franchise tax payable	23,531	—
Due to Affiliate	3,315	3,315

Total current liabilities	3,293,189	30,748,341
LONG TERM LIABILITIES
Deferred underwriting fee payable	9,150,000	9,150,000

Total liabilities	12,443,189	39,898,341

COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK
Class A Common stock subject to possible redemption, $0.0001 par value, 1,288,298 shares at redemption value of $10.53 and $10.45 per share as of March 31, 2023 and December 31, 2022, respectively	13,565,640	13,468,845
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock; $0.0001 par value; 60,000,000 shares authorized; 885,000 shares issued and outstanding (excluding 1,288,298 shares subject to possible redemption)	88	88
Class B common stock; $0.0001 par value; 10,000,000 shares authorized; 4,596,250 shares issued and outstanding	459	459
Additional paid-in capital	—	—
Accumulated deficit	(11,579,207)	(11,000,701)

Total stockholders’ deficit	(11,578,660)	(11,000,154)

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT	$14,430,169	$42,367,032

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOENIX BIOTECH ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022

OPERATING EXPENSES
General and administrative	$566,568	$354,777
Franchise tax	23,700	50,000

Total operating expenses	590,268	404,777
OTHER INCOME
Interest income earned on marketable securities held in Trust Account	108,556	—
Unrealized gain on marketable securities held in Trust Account	—	26,780

Total other income	108,556	26,780

NET LOSS	$(481,712)	$(377,997)

Weighted average shares outstanding of Class A common stock	2,173,298	18,385,000

Basic and diluted net loss per share, Class A	$(0.07)	$(0.02)

Weighted average shares outstanding of Class B common stock	4,596,250	4,596,250

Basic and diluted net loss per share, Class B	$(0.07)	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PHOENIX BIOTECH ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Common stock				Additional paid-in capital	Accumulated deficit	Total Stockholders’ deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	885,000	$88	4,596,250	$459	$—	$(11,000,701)	$(11,000,154)
Accretion for Class A Common Stock Subject to Redemption	—	—	—	—	—	(96,794)	(96,794)
Net loss	—	—	—	—	—	(481,712)	(481,712)

Balance, March 31, 2023	885,000	$88	4,596,250	$459	$—	$(11,579,207)	$(11,578,660)

	Common stock				Additional paid-in capital	Accumulated deficit	Total Stockholders’ deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	885,000	$88	4,596,250	$459	$—	$(7,670,412)	$(7,669,865)
Net loss	—	—	—	—	—	(377,997)	(377,997)

Balance, March 31, 2022	885,000	$88	4,596,250	$459	$—	$(8,048,409)	$(8,047,862)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PHOENIX BIOTECH ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(481,712)	$(377,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	—	(26,780)
Interest income earned on marketable securities held in Trust Account	(108,556)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	4,896	20,101
Accounts payable and accrued expenses	364,064	106,909
Franchise tax payable	23,531	(30,324)

Net cash used in operating activities	(197,777)	(308,091)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited into Trust Account	(100,000)	—

Net cash used in for investing activities	(100,000)	—

NET CHANGE IN CASH	(297,777)	(308,091)
CASH, BEGINNING OF PERIOD	475,870	1,098,573

CASH, END OF PERIOD	$178,093	$790,482

Supplemental disclosure of noncash activities:
Accretion of Class A common stock subject to possible redemption	$96,794	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

PHOENIX BIOTECH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023 (UNAUDITED)
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
As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023, relates to the Company’s formation and initial public offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income earned on investments from the proceeds derived from the IPO and placed in the Trust Account (defined below). The registration statement for the Company’s IPO was declared effective on October 5, 2021. On October 8, 2021, the Company consummated the IPO of 15,500,000 units (“Units”) (with respect to the Class A common stock included in the Units being offered (the “Public Shares”)) at $10.00 per Unit generating gross proceeds of $155,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.
Simultaneously with the closing of the IPO, the Company consummated the sale of 845,000 units (“Private Placement Units”) (with respect to the Class A common stock included in the Private Placement Units offered, the “Private Placement Shares”) at a price of $10.00 per Private Placement Unit in a private placement to the Company’s sponsor, Phoenix Biotech Sponsor, LLC (the “Sponsor”), Cantor Fitzgerald & Co.(“Cantor”)and Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), generating gross proceeds of $8,450,000, which is described in Note 4.
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
Offering costs for the IPO and exercise of the overallotment option amounted to $12,729,318, consisting of $2,635,000 of underwriting fees, $9,150,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $944,318 of other costs. As described in Note 6, the $9,150,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by July 8, 2023, subject to the terms of the underwriting agreement.
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
On December 16, 2022, the Company held a special meeting of our stockholders (the “Special Meeting”). At the Special Meeting, our stockholders approved an amendment (the “IMTA Amendment”) to the Company’s Investment Management Trust Agreement (the “IMTA”), dated October 5, 2021, with Continental Stock Transfer & Trust Company (“CST”), as trustee, and an amendment to the Company’s Certificate of Incorporation, to extend the date by which we must consummate a business combination transaction by three months from January 8, 2023 to April 8, 2023, and provide our board of directors the ability to further extend the date by which we have to consummate a business combination up to three additional times for one month each time, for a maximum of six additional months (the “Charter Amendment”). As of the date of this report, the liquidation date of the Company has been extended to June 8, 2023.
In connection with the Special Meeting, our sponsor agreed that if the Charter Amendment and the IMTA Amendment were approved at the Special Meeting, our sponsor, or one or more of its affiliates, members or third-party designees (in such capacity, the “Lender”), would lend to the Company up to $1,500,000 to be deposited into the
T
rust
A
ccount established in connection with the
IPO.
Accordingly, on December 20, 2022, the Company issued an unsecured promissory note in the principal amount of $1,500,000 (the “Promissory Note”) to the Lender, pursuant to which the Lender agreed to loan to the Company up to $1,500,000 in connection with the extension of the date by which the Company has to consummate an initial business combination. As of the date of this report, the Company has deposited $550,000 into the Trust Account in connection with the first drawdown under the Promissory Note in order to effect the extension of the business combination period to June 8, 2023 and will deposit additional funds into the trust account for any subsequent extensions that are needed by the Company to complete an initial business combination.

In
connection with the approval of the extension, holders of 16,211,702 shares of Class A common stock exercised redemption rights (the “Redemption”). As a result, following the satisfaction of such redemptions, as of March 31, 2023 and December 31, 2022, the Company had 2,173,298 shares of Class A common stock outstanding, of which 1,288,298 are Public Shares issued to the public in the Company’s IPO. The Public Shares are entitled to receive a pro rata portion of the remaining funds in the Company’s
T
rust
A
ccount in connection with its initial business combination, a liquidation or certain other events. The remaining 885,000 are shares of Class A common stock included in the private placement units acquired in the private placement by the Sponsor and other investors concurrent with the Company’s IPO, which shares of Class A common stock do not have redemption rights.
If
the Company is unable to complete a Business Combination by June 8, 2023 or a further extended date under the Charter Amendment discussed above (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
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

Liquidity and Going Concern
As of March 31, 2023, the Company had $178,093 in its operating bank accounts, $14,031,783 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and a working capital deficit of $2,295,644, excluding the effects of taxes payable.
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
as filed with the SEC on March 24, 2023. The interim results for the period presented are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future interim periods.
Reclassifications
Certain prior year amounts have been reclassified due to an immaterial correction of an error and for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. An adjustment for $244,777 has been made to Class A common stock subject to possible redemption and Accumulated deficit as of December 31, 2022 to correct the total amount redeemable to shareholders.
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
Use of Estimates
The preparation of condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Restricted Cash
The Company considers all cash to be held for a specific purpose restricted cash. As of March 31, 2023 and December 31, 2022, the Company had $0 and $41,665,974 in restricted cash, respectively. The restricted cash as of December 31, 2022 was intended to satisfy shareholder redemption payments.

The
cash and restricted cash balances included in the balance sheets as of December 31, 2022 are comprised of the following:

	December 31, 2022	March 31, 2023 (Unaudited)

Cash	$475,870	$178,093
Restricted cash	41,665,974	—

Total cash and restricted cash	$42,141,844	$178,093

Investments Held in Trust Account
At March 31, 2023, the assets held in Trust Account were held in U.S. Treasury securities. At December 31, 2022, substantially all of the assets held in the Trust Account were held as cash. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account and interest earned on marketable securities are included in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Shareholder Redemption Liability
On December 20, 2022, in connection with the Company’s special meeting held to consider the Charter Amendment, the Company’s shareholders redeemed 16,211,702 shares of Class A common stock subject to possible redemption at $10.20 per share redemption value, plus a pro rata share of interest earned. Of the total amount redeemed, payments for
2,581,004 shares of Class A common stock totaling $26,481,101 plus a true-up
payment of $1,361,646 for a total liability of $27,842,747 were subsequently paid to redeeming shareholders on January 3, 2023. Therefore, a portion of the total redemption payment has been classified as a shareholder redemption liability in the accompanying unaudited condensed
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At March 31, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, 1,288,298 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
At March 31, 2023 and December 31, 2022, the Class A common stock subject to possible redemption reflected in the condensed balance sheets is reconciled in the following table:

Class A common stock subject to possible redemption, December 31, 2022	$13,468,845
Plus: Accretion of carrying value to redemption value	96,795

Class A common stock subject to possible redemption, March 31, 2023	$13,565,640

Net Loss per Common Stock
The Company has two classes of shares, which are referred to as Class A common stock and Class B Common Stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 9,192,500 shares of Class A common stock at $11.50 per share were issued on October 29, 2021. At March 31, 2023 and December 31, 2022, no Public Warrants or Private Placement Warrants have been exercised. The 9,192,500 potential shares of Class A common stock underlying outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted losses per share for the three months ended March 31, 2023 and 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of stock.

	For the Three Months Ended March 31, 2023 (Unaudited)		For the Three Months Ended March 31, 2022 (Unaudited)
	Class A Common	Class B Common	Class A Common	Class B Common
	Stock	Stock	Stock	Stock

Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(154,649)	$(327,063)	$(302,398)	$(75,599)
Denominator:
Weighted average shares outstanding	2,173,298	4,596,250	18,385,000	4,596,250
Basic and dilution net loss per share	$(0.07)	$(0.07)	$(0.02)	$(0.02)
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
Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13 –
Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).
This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have an impact on its financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
Note 3 — Initial Public Offering and Over-Allotment
Pursuant to the IPO, the Company sold 17,500,000 units (including 2,000,000 units as part of the underwriter’s partial exercise of the over-allotment option) at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock (such shares of Class A common stock included in the Units being offered, the “Public Shares”), and one
-half
a redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one
share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).
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
Later in

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
There was no balance on the Note as of March 31, 2023 and December 31, 2022.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans will either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. On December 13, 2022, the Company entered into a promissory note with the Sponsor. In order to fund ongoing operations, the Sponsor will loan up to $1,500,000 to the Company. The Promissory Note does not bear interest and matures upon the earlier of (a) the closing of an initial business combination and (b) the Company’s liquidation. In the event that the Company does not consummate an initial business combination, the Promissory Note will be repaid only from amounts remaining outside of the trust account, if any. As of March 31, 2023 and December 31, 2022, there was $650,000 in borrowings under the Working Capital Loans.
Consulting Services
The Company entered into an agreement, commencing on the date of its listing on NASDAQ, to pay the spouse of our Chief Executive Officer a monthly consulting fee of $15,000 for assisting the Company in identifying and evaluating potential acquisition targets.
Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. The payments ended on December 31, 2022 in connection with the approval of the Charter Amendment. For the three months ended March 31, 2023 and 2022
, $0 and $45,000 has been incurred under this agreement, respectively.
Support Services
The Company entered into an agreement, commencing on the date of its listing on NASDAQ through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $20,000 for office space, secretarial and administrative services.
Payments under the agreement were suspended on December 31, 2022 and reinstated on March 31, 2023. For the three months ended March 31, 2023 and 2022
, $20,000 and $60,000 has been incurred under this agreement, respectively.
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
Note 7 — Stockholders’ Deficit
Common Stock
Class A common stock — The Company is authorized to issue 60,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 885,000 shares of Class A common stock issued and outstanding (excluding 1,288,298 shares subject to possible redemption).
Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 4,596,250 shares of Class B common stock issued and outstanding.
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
Preferred stock
 — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Warrants —
 At March 31, 2023 and December 31, 2022, there were 8,750,000 Public Warrants and 442,500 Private Placement Warrants outstanding. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the common stock issuable upon exercise of the warrants and a current prospectus relating to such common stock.
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
trading days within
a
30
-trading-dayperiod
commencing at any time after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and

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
At March 31, 2023, the assets held in the Trust Account were held in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. At December 31, 2022 there were no assets or liabilities measured at fair value.
March 31, 2023 (Unaudited)

	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities	1	$14,031,783	—	—
Note 9 — Uncertainty Regarding Impacts of Recent Disruptions In U.S. Banking System
In March 2023, the shut-down of certain financial institutions raised economic concerns over disruption in the U.S. banking system. The U.S. government took certain actions to strengthen public confidence in the U.S. banking system. However, there can be no certainty that the actions taken by the U.S. government will be effective in mitigating the effects of financial institution failures on the economy, which may include limits on access to short term liquidity in the near term or other adverse effects. As disclosed in Note 2, the Company maintains cash amounts in excess of federally insured limits in the aggregate amount of $42,141,844 as of December 31, 2022, and has certain concentrations in credit risk that expose the Company to risk of loss if the counterparty is unable to perform as a result of future disruptions in the U.S. banking system or economy. Given the uncertainty of the situation, the related financial impact cannot be reasonably estimated at this time.
Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based upon this review, other than below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.
NASDAQ Notice
On April 3, 2023, the Company received a letter (the “Letter”) from the staff at The Nasdaq Global Market (“Nasdaq”) notifying the Company that, for the 30 consecutive trading days prior to the date of the Letter, the Company’s common stock had traded at a value below the minimum $50,000,000 “Market Value of Listed Securities” (“MVLS”) requirement set forth in Nasdaq Listing Rule 5450(b)(2)(A), which is required for continued listing of the Company’s common stock on Nasdaq. The Letter is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on Nasdaq.
In accordance with Nasdaq listing rule 5810(c)(3)(C), the Company has 180 calendar days, or until October 2, 2023, to regain compliance. The Letter notes that to regain compliance, the Company’s common stock must trade at or above a level such that the Company’s MVLS closes at or above $50,000,000 for a minimum of ten consecutive business days during the compliance period, which ends October 2, 2023. The Letter further notes that if the Company is unable to satisfy the MVLS requirement prior to such date, the Company may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that it then satisfies the requirements for continued listing on that market).
If the Company does not regain compliance by October 2, 2023, Nasdaq staff will provide written notice to the Company that its securities are subject to delisting. At that time, the Company may appeal any such delisting determination to a hearings panel.
The Company intends to actively monitor the Company’s MVLS between now and October 2, 2023, and may, if appropriate, evaluate available options to resolve the deficiency and regain compliance with the MVLS requirement. While the Company is exercising diligent efforts to maintain the listing of its securities on Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing standard
s.
Working Capital Loans
On May 5, 2023, the sponsor loaned the company $250,000 under the working capital loan program. The loan is subject to the same terms as the $650,000 working capital loaned during 2022.
E
xtension Payment
On May 8 2023, the Company deposited $125,000 into the Trust Account in connection with the Company’s extension.
Tax Payment
On May 9, 2023, the Company received a notice from the IRS stating an additional $182,308 of federal income taxes are due by May 22, 2023. The Company intends on making this paymen
t on or before June 30, 2023.

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

Overview

Phoenix Biotech Acquisition Corp. is a blank check company incorporated in Delaware on June 8, 2021. We are formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more target businesses. We intend to effectuate our business combination using cash from the proceeds of our initial public offering and the sale of the placement units that occurred simultaneously with the completion of our initial public offering, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Developments

On November 21, 2022, we filed a definitive proxy statement on DEF 14A (“Extension Proxy”) for a special meeting of stockholders held on December 16, 2022 to approve the (i) Charter Amendment to (a) extend the date by which the Company has to consummate the initial business combination for an additional three months, from January 8, 2023 to April 8, 2023 and (b) provide the Board the ability to further extend the date by which the Company has to consummate a business combination up to three additional times for one month each time, for a maximum of six additional months, and (ii) IMTA Amendment to extend the business combination period from January 8, 2023 to April 8, 2023 and up to three times for an additional one month each time from April 8, 2023 to May 8, 2023, June 8, 2023 or July 8, 2023.

In connection with the approval of the Charter Amendment, holders of 16,211,702 shares of Class A common stock, par value $0.0001 per share exercised redemption rights. As a result, the Company had 2,173,298 Class A Shares outstanding as of December 31, 2022, of which 1,288,298 are Class A Shares issued to the public in the Company’s initial public offering (the “IPO”), which Class A Shares are entitled to receive a pro rata portion of the remaining funds in the Trust Account upon a liquidation or certain other events, and 885,000 are Class A Shares included in the private placement units acquired in the private placement by Phoenix Biotech Sponsor, LLC concurrent with the Company’s IPO, which Class A Shares do not have redemption rights.

On December 20, 2022, the Sponsor deposited $325,000 in the Trust Account in connection with the extension of the business combination deadline. An additional $100,000 was deposited in the Trust Account during the three months ended March 31, 2023 and a second payment was made on May 8, 2023 to extend our liquidation date to June 8, 2023.

Results of Operations

As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023 relates to the Company’s formation, the initial public offering (the “IPO”), and since the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO placed in the Trust Account (defined below).

For the three months ended March 31, 2023, we had a net loss of $481,712, which consisted of general and administrative and franchise taxes of $590,268, partially offset by unrealized gain on marketable securities held in Trust Account of $108,556.

For the three months ended March 31, 2022, we had a net loss of $377,997, which consisted of general and administrative and franchise taxes of $404,777, partially offset by unrealized gain on marketable securities held in Trust Account of $26,780.

Liquidity and Going Concern

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

As of March 31, 2023, the Company had $178,093 in its operating bank accounts, $14,031,783 in Cash and marketable securities held in Trust Account to be used for a Business Combination or to repurchase or redeem its Common Stock in connection therewith and a working capital deficit of $2,272,113, net of income and franchise taxes payable.

For the three months ended March 31, 2023, there was $197,777 of cash used in operating activities.

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

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be converted into units of the post Business Combination entity, at a price of $10.00 per unit, at the option of the lender. The units would be identical to the Placement Units. On December 13, 2022, the Company entered into a promissory note with the Sponsor. In order to fund ongoing operations, the Sponsor will loan up to $1,500,000 to the Company. As of March 31, 2023 and December 31, 2022, there was $650,000 of outstanding borrowings under the working capital loan arrangement.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor or an affiliate of the Sponsor a monthly fee of $20,000 for office space, administrative and shared personnel support services to the Company. We began incurring these fees on October 6, 2021 and incurred these fees monthly through December 31, 2022. The payment of these fees was suspended on December 31, 2022 and reinstated on March 31, 2022.

The Company entered into an agreement, commencing on the date of its listing on NASDAQ, to pay the spouse of our Chief Executive Officer a monthly consulting fees of $15,000 for assisting the Company in identifying and evaluating potential acquisition targets. Payment of the consulting fees ended on December 31, 2022 as part of the Charter Amendment approval.

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

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, [excluding shares of common stock subject to forfeiture by the Sponsor]. At March 31, 2023, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Standards

In June 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU 2016-13”) [Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”)]. This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have an impact on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 24, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

Offering costs for the IPO amounted to $12,729,318, consisting of $2,635,000 of underwriting fees (after reimbursement of $465,000 to the Company to pay for additional advisors), $9,150,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $944,318 of other costs. The $9,150,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by June 8, 2023, subject to the terms of the underwriting agreement.

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

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Quarterly Report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form10-Q.

EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form10-Q.

No.	Description of Exhibit

1.1	Underwriting Agreement, dated October 5, 2021, between the Company and Cantor Fitzgerald & Co.(1)

2.1	Business Combination Agreement, dated as of October 30, 2022, by and among Phoenix Biotech Acquisition Corp., OM Merger Sub, Inc. and Intrinsic Medicine, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2022).

2.2	Termination Agreement, dated as of December 6, 2022, by and among the Company, OM Merger Sub, Inc. and Intrinsic Medicine, Inc.(3)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2021).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2(b) filed with the Form S-1 filed by the Registrant on September 13, 2021).

No.	Description of Exhibit

3.3	Amendment to Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on December 20, 2022(4)

4.1	Specimen Unit Certificate(2)

4.2	Specimen Common Stock Certificate(2)

4.3	Specimen Warrant Certificate(2)

4.4	Warrant Agreement, dated October 5, 2021, between Continental Stock Transfer & Trust Company and the Company(1)

10.1	Sponsor Support Agreement, dated as of October 30, 2022, by and among Phoenix Biotech Sponsor, LLC, Phoenix Biotech Acquisition Corp., Intrinsic Medicine, Inc. and certain investors (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2022).

10.2	Company Stockholder Support Agreement, dated as of October 30, 2022, by and among Phoenix Biotech Acquisition Corp., Intrinsic Medicine, Inc. and Alexander Martinez (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2022).

10.3	Company Stockholder Support Agreement, dated as of October 30, 2022, by and among Phoenix Biotech Acquisition Corp., Intrinsic Medicine, Inc. and Jason Ferrone (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2022).

10.4	Company Stockholder Support Agreement, dated as of October 30, 2022, by and among Phoenix Biotech Acquisition Corp., Intrinsic Medicine, Inc. and Emil Chuang (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2022).

10.5	Company Stockholder Support Agreement, dated as of October 30, 2022, by and among Phoenix Biotech Acquisition Corp., Intrinsic Medicine, Inc. and Dustin Crawford (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2022).

No.	Description of Exhibit

10.6	Investment Management Trust Agreement, dated October 5, 2021 between Continental Stock Transfer & Trust Company and the Company(1)

10.7	Amendment No. 1 to the Investment Management Trust Agreement, dated December 20, 2022, by and between the Company and Continental Stock Transfer & Trust Company(6)

10.8	Registration Rights Agreement, dated October 5, 2021, between the Company and certain security holders of the Company(1)

10.9	Form of Indemnity Agreement(2)

10.10	Form of Engagement Letter with Cohen & Company Capital Markets(2)

10.11	Promissory Note, dated December 20, 2022, issued to Phoenix Biotech Sponsor, LLC(6)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File—the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments.

*	Filed herewith.
^	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 12, 2021
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1, as amended (File No. 333-259491)
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 7, 2022
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 20, 2022

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX BIOTECH ACQUISITION CORP.

Date: May 12, 2023	By:	/s/ Chris Ehrlich
	Name:	Chris Ehrlich
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 12, 2023	By:	/s/ Daniel Geffken
	Name:	Daniel Geffken
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)