Form 10-Q
period 2023-06-30
PHOENIX BIOTECH ACQUISITION CORP.
filed 2023-08-14
CIK 1870404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023  there were 6,246,207 shares of Class A common stock, par value $0.0001 per share, and 0 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

PHOENIX BIOTECH ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

PHOENIX BIOTECH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2023 (Unaudited)	December 31, 2022

ASSETS

CURRENT ASSETS
Cash	$105,234	$475,870
Prepaid expenses and other assets	107,979	225,188
Money market funds held in Trust Account	13,897,050	—
Restricted cash held in Trust Account	—	41,665,974
TOTAL ASSETS	$14,110,263	$42,367,032

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,145,984	$1,653,120
Income tax payable	66,718	599,159
Shareholder redemption liability	—	27,842,747
Working capital loan – related party	1,175,000	650,000
Franchise tax payable	20,000	—
Due to Affiliate	3,315	3,315
Total current liabilities	4,411,017	30,748,341
LONG TERM LIABILITIES
Deferred underwriting fee payable	9,150,000	9,150,000
Total liabilities	13,561,017	39,898,341

COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK
Class A Common stock subject to possible redemption, $0.0001 par value, 1,288,298 shares at redemption value of $10.74 and $10.45 per share as of June 30, 2023 and December 31, 2022, respectively	13,840,640	13,468,845
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock; $0.0001 par value; 60,000,000 shares authorized; 885,000 shares issued and outstanding (excluding 1,288,298 shares subject to possible redemption)	88	88
Class B common stock; $0.0001 par value; 10,000,000 shares authorized; 4,596,250 shares issued and outstanding	459	459
Additional paid-in capital	—	—
Accumulated deficit	(13,291,941)	(11,000,701)
Total stockholders’ deficit	(13,291,394)	(11,000,154)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT	$14,110,263	$42,367,032

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOENIX BIOTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
OPERATING EXPENSES
General and administrative	$1,520,878	$326,580	$2,087,446	$681,357
Franchise tax	22,700	50,000	46,400	100,000
Loss from operations	(1,543,578)	(376,580)	(2,133,846)	(781,357)

Other income:
Interest income earned on marketable securities held in Trust Account	150,503	37,108	259,059	37,108
Unrealized gain on marketable securities held in Trust Account	—	227,903	—	254,683
Total other income, net	150,503	265,011	259,059	291,791

Loss before provision for income taxes	(1,393,075)	(111,569)	(1,874,787)	(489,566)
Provision for income taxes	(44,658)	—	(44,658)	—
Net loss	$(1,437,733)	$(111,569)	$(1,919,445)	$(489,566)

Weighted average shares outstanding of Class A common stock	2,173,298	18,385,000	2,173,298	18,385,000
Basic and diluted net loss per share, Class A	$(0.21)	$(0.00)	$(0.28)	$(0.02)

Weighted average shares outstanding of Class B common stock	4,596,250	4,596,250	4,596,250	4,596,250
Basic and diluted net loss per share, Class B	$(0.21)	$(0.00)	$(0.28)	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PHOENIX BIOTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Common stock				Additional		Total
	Class A		Class B		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2022	885,000	$88	4,596,250	$459	$—	$(11,000,701)	$(11,000,154)
Accretion for Class A Common Stock Subject to Redemption	—	—	—	—	—	(96,794)	(96,794)
Net loss	—	—	—	—	—	(481,712)	(481,712)
Balance, March 31, 2023	885,000	$88	4,596,250	$459	$—	$(11,579,207)	$(11,578,660)
Accretion for Class A Common Stock Subject to Redemption	—	—	—	—	—	(275,001)	(275,001)
Net loss	—	—	—	—	—	(1,437,733)	(1,437,733)
Balance, June 30, 2023	885,000	$88	4,596,250	$459	$—	$(13,291,941)	$(13,291,394)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common stock				Additional		Total
	Class A		Class B		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2021	885,000	$88	4,596,250	$459	$—	$(7,670,412)	$(7,669,865)
Net loss	—	—	—	—	—	(377,997)	(377,997)
Balance, March 31, 2022	885,000	$8	4,596,250	$459	$—	$(8,048,409)	$(8,047,862)
Net loss	—	—	—	—	—	(111,569)	(111,569)
Balance, June 30, 2022	885,000	$88	4,596,250	$459	$—	$(8,159,978)	$(8,159,431)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PHOENIX BIOTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,919,445)	$(489,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on marketable securities held in Trust Account	—	(254,683)
Interest income earned on marketable securities held in Trust Account	(259,059)	(37,108)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	117,209	100,422
Income tax payable	(532,441)	—
Accounts payable and accrued expenses	1,492,864	148,570
Franchise tax payable	20,000	(12,433)
Net cash used in operating activities	(1,080,872)	(544,798)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment of cash into Trust Account	(375,000)	—
Cash deposited into Trust Account	560,236	—
Net cash provided by for investing activities	185,236	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note - related party	525,000	—
Net cash provided by financing activities	525,000	—

NET CHANGE IN CASH	(370,636)	(544,798)
CASH, BEGINNING OF PERIOD	475,870	1,098,573
CASH, END OF PERIOD	$105,234	$553,775

Supplemental cash flow information:
Cash paid for income taxes	$577,099	$—

Supplemental disclosure of noncash activities:
Accretion of Class A common stock subject to possible redemption	$371,795	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

PHOENIX BIOTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023 (UNAUDITED)

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

As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023, relates to the Company’s formation and initial public offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO and placed in the Trust Account (defined below). The registration statement for the Company’s IPO was declared effective on October 5, 2021. On October 8, 2021, the Company consummated the IPO of 15,500,000 units (“Units”) (with respect to the Class A common stock included in the Units being offered (the “Public Shares”)) at $10.00 per Unit generating gross proceeds of $155,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

Offering costs for the IPO and exercise of the overallotment option amounted to $12,729,318, consisting of $2,635,000 of underwriting fees, $9,150,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $944,318 of other costs. As described in Note 6, the $9,150,000 of deferred underwriting fees payable is contingent upon the consummation of a Business Combination by January 8, 2024, subject to the terms of the underwriting agreement.

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

On December 16, 2022, the Company held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, our stockholders approved an amendment (the “IMTA Amendment”) to the Company’s Investment Management Trust Agreement (the “IMTA”), dated October 5, 2021, with Continental Stock Transfer & Trust Company (“CST”), as trustee, and an amendment to the Company’s Certificate of Incorporation, to extend the date by which we must consummate a business combination transaction by a maximum of six additional months (the “Charter Amendment”).

In connection with the Special Meeting, our sponsor agreed that if the Charter Amendment and the IMTA Amendment were approved at the Special Meeting, our sponsor, or one or more of its affiliates, members or third-party designees (in such capacity, the “Lender”), would lend to the Company up to $1,500,000 to be deposited into the Trust Account established in connection with the IPO. Accordingly, on December 20, 2022, the Company issued an unsecured promissory note in the principal amount of $1,500,000 (the “Promissory Note”) to the Lender, pursuant to which the Lender agreed to loan to the Company up to $1,500,000 in connection with the extension of the date by which the Company has to consummate an initial business combination.

In connection with the approval of the extension, holders of 16,211,702 shares of Class A common stock exercised redemption rights (the “Redemption”). As a result, following the satisfaction of such redemptions, as of June 30, 2023 and December 31, 2022, the Company had 2,173,298 shares of Class A common stock outstanding, of which 1,288,298 are Public Shares issued to the public in the Company’s IPO. The Public Shares are entitled to receive a pro rata portion of the remaining funds in the Company’s Trust Account in connection with its initial business combination, a liquidation or certain other events. The remaining 885,000 are shares of Class A common stock included in the private placement units acquired in the private placement by the Sponsor and other investors concurrent with the Company’s IPO, which shares of Class A common stock do not have redemption rights.

On March 31, 2023, May 8, 2023 and June 30, 2023, the Company deposited $100,000, $125,000 and $150,000 into the Trust Account in connection with the Company’s extensions, respectively. As of July 31, 2023, the Company has deposited $745,897 into the Trust Account in connection with drawdowns under the Promissory Note in order to effect the extension of the business combination period to September 8, 2023 and will deposit additional funds into the trust account for any subsequent extensions that are needed by the Company to complete an initial business combination.

On July 7, 2023, the Company held a special meeting of its stockholders at which the Company’s stockholders approved a proposal to amend (the “Trust Agreement Amendment”) the IMTA, as amended by the IMTA Amendment , and a proposal to amend the Company’s Certificate of Incorporation, as amended by the Charter Amendment (the “Second Charter Amendment”), to extend the business combination period up to six times for one month each time from July 8, 2023 to August 8, 2023, September 8, 2023, October 8, 2023, November 8, 2023, December 8, 2023 or January 8, 2024.

On July 7, 2023 and July 28, 2023, the Company deposited $37,051.83 and $8,845.59 into the Trust Account in connection with the Company’s extension, respectively. As of July 31, 2023, the liquidation date of the Company has been extended to September 8, 2023.

If the Company is unable to complete a Business Combination by January 8, 2024 or a further extended date approved by the Company’s stockholders (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

The Company intends to actively monitor the Company’s MVLS between now and October 2, 2023, and may, if appropriate, evaluate available options to resolve the deficiency and regain compliance with the MVLS requirement. While the Company is exercising diligent efforts to maintain the listing of its securities on Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing standards.

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

Liquidity and Going Concern

As of June 30, 2023, the Company had $105,234 in its operating bank accounts, $13,897,050 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and a working capital deficit of $4,068,379, excluding the effects of taxes payable.

On May 9, 2023, the Company received a notice from the IRS stating an additional $182,308 of federal income taxes were due by May 22, 2023. The Company made this payment on June 23, 2023.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on March 24, 2023. The interim results for the periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future interim periods.

Reclassifications

Certain prior year amounts have been reclassified due to an immaterial correction of an error and for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. An adjustment for $244,777 has been made to Class A common stock subject to possible redemption and Accumulated deficit as of December 31, 2022 to correct the total amount redeemable to stockholders.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Restricted Cash

The Company considers all cash to be held for a specific purpose restricted cash. As of June 30, 2023 and December 31, 2022, the Company had $0 and $41,665,974 in restricted cash, respectively. The restricted cash as of December 31, 2022 was intended to satisfy stockholder redemption payments. The cash and restricted cash balances included in the balance sheets as of June 30, 2023 and December 31, 2022, are comprised of the following:

	June 30, 2023 (Unaudited)	December 31, 2022

Cash	$105,234	$475,870
Restricted cash	—	41,665,974
Total cash and restricted cash	$105,234	$42,141,844

Money market funds Held in Trust Account

At June 30, 2023, the assets held in Trust Account were held in money market funds that invested in U.S. Treasury securities. At December 31, 2022, substantially all of the assets held in the Trust Account were held as cash. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account and interest earned on marketable securities are included in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Shareholder Redemption Liability

On December 20, 2022, in connection with the Company’s special meeting held to consider the Charter Amendment, the Company’s stockholders redeemed 16,211,702 shares of Class A common stock subject to possible redemption at $10.20 per share redemption value, plus a pro rata share of interest earned. Of the total amount redeemed, payments for 2,581,004 shares of Class A common stock totaling $26,481,101 plus a true-up payment of $1,361,646 for a total liability of $27,842,747 were subsequently paid to redeeming stockholders on January 3, 2023. Therefore, a portion of the total redemption payment has been classified as a stockholder redemption liability in the accompanying unaudited condensed balance sheet as of December 31, 2022.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At June 30, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, 1,288,298 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At June 30, 2023 and December 31, 2022, the Class A common stock subject to possible redemption reflected in the condensed balance sheets is reconciled in the following table:

Class A common stock subject to possible redemption, December 31, 2022	$13,468,845
Plus: Accretion of carrying value to redemption value	96,795
Class A common stock subject to possible redemption, March 31, 2023	13,565,640
Plus: Accretion of carrying value to redemption value	275,001
Class A common stock subject to possible redemption, June 30, 2023	$13,840,640

Net Loss per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock (the “Class B common stock” or the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase an aggregate of  9,192,500 shares of Class A common stock at $11.50 per share were issued on October 29, 2021. At June 30, 2023 and December 31, 2022, no Public Warrants or Private Placement Warrants have been exercised. The 9,192,500 shares of Class A common stock underlying outstanding Public Warrants and Private Placement Warrants were excluded from diluted net loss per share for the three and six months ended June 30, 2023 and 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the period. The tables below present a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of stock.

	For the Three Months Ended June 30, 2023 (Unaudited)		For the Three Months Ended June 30, 2022 (Unaudited)
	Class A Common	Class B Common	Class A Common	Class B Common
	Stock	Stock	Stock	Stock

Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(456,155)	$(964,710)	$(89,255)	$(22,314)
Denominator:
Weighted average shares outstanding	2,173,298	4,596,250	18,385,000	4,596,250
Basic and diluted net loss per share	$(0.21)	$(0.21)	$(0.00)	$(0.00)

	For the Six Months Ended June 30, 2023 (Unaudited)		For the Six Months Ended June 30, 2022 (Unaudited)
	Class A Common	Class B Common	Class A Common	Class B Common
	Stock	Stock	Stock	Stock

Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(610,804)	$(1,291,773)	$(391,653)	$(97,913)
Denominator:
Weighted average shares outstanding	2,173,298	4,596,250	18,385,000	4,596,250
Basic and diluted net loss per share	$(0.28)	$(0.28)	$(0.02)	$(0.02)

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13 –Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have an impact on its unaudited condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

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

Note 5 — Related Party Transactions

Founder Shares

On September 18, 2021, the Sponsor provided funds to pay for certain costs totaling $25,000 on behalf of the Company as consideration for 4,598,750 Founder Shares. Later in September 2021, the Company effected a 0.017 for 1 stock dividend for each Founder Share outstanding, and, as a result, the Sponsor held 4,679,125 Founder Shares following the stock dividend. As a result, the Company’s shares have been retroactively adjusted for this stock dividend; however, due to the shares being closely held the corresponding earnings have not been capitalized from retained earnings. The Sponsor agreed to forfeit up to 592,875 Founder Shares to the extent that the 45-day over-allotment option was not exercised in full by the underwriter. Since the underwriter exercised the over-allotment option only in part, the Sponsor forfeited 82,875 Founder Shares.

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

Related Party Loans

On June 18, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note which was amended on September 10, 2021 (as amended, the “Note”). This loan is non-interest-bearing. There was no balance on the Note as of June 30, 2023 and December 31, 2022.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans will either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. On December 13, 2022, the Company entered into a promissory note with the Sponsor. In order to fund ongoing operations, the Sponsor will loan up to $1,500,000 to the Company. The Promissory Note does not bear interest and matures upon the earlier of (a) the closing of an initial business combination and (b) the Company’s liquidation. In the event that the Company does not consummate an initial business combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any.  On May 8, 2023 and June 9, 2023, the sponsor loaned the company $250,000 and $275,000 under the Promissory Note in connection with extensions of the Company’s liquidation date, respectively. As of June 30, 2023 and December 31, 2022, there was $1,175,000 and $650,000 in borrowings under the Working Capital Loans, respectively.

Consulting Services

The Company entered into an agreement, commencing on the date of its listing on NASDAQ, to pay the spouse of our Chief Executive Officer a monthly consulting fee of $15,000 for assisting the Company in identifying and evaluating potential acquisition targets. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. The payments ended on December 31, 2022 in connection with the approval of the Charter Amendment. For the three and six months ended June 30, 2023, $0 has been incurred under this agreement. For the three and six months ended June 30, 2022, $45,000 and $90,000 has been incurred under this agreement, respectively.

Support Services

The Company entered into an agreement, commencing on the date of its listing on NASDAQ through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $20,000 for office space, secretarial and administrative services. Payments under the agreement were suspended on December 31, 2022 and reinstated on March 31, 2023. For the three and six months ended June 30, 2023, $60,000 and $80,000 has been incurred under this agreement, respectively. For the three and six months ended June 30, 2022, $60,000 and $120,000 has been incurred under this agreement, respectively. As of June 30, 2023, there was a $20,000 outstanding balance owed to the Sponsor.

Note 6 — Commitments and Contingencies

Registration Rights

Pursuant to a registration rights agreement entered into on October 5, 2021, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights, requiring the Company to register such securities and any other securities of the Company acquired by them prior to the consummation of a Business Combination for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Business Combination Agreement

On June 4, 2023, the Company entered into a business combination agreement and plan of reorganization (the “Business Combination Agreement”), by and among the Company, PBCE Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and CERo Therapeutics, Inc., a Delaware corporation (“CERo”).

At the effective time of the Business Combination (the “Effective Time”), (i) each outstanding share of CERo common stock, par value $0.0001 per share (the “CERo common stock”) will be cancelled and converted into (a) the right to receive a number of shares of PBAX Class A common stock, par value $0.0001 per share (“Class A common stock”), equal to $50,000,000, minus the Aggregate Liquidation Preference (as defined in the Business Combination Agreement), divided by the Fully Diluted Company Capitalization (as defined in the Business Combination Agreement), divided by $10.00 (the “Exchange Ratio”) and (b) the right to receive a portion of up to 1,200,000 additional shares of Class A common stock if certain trading price hurdles are achieved or a Change of Control (as defined in the Business Combination Agreement) occurs within four years after the Closing (“Earnout Shares”); (ii) each outstanding option to purchase CERo common stock (each, a “CERo option”) will be converted into an option to purchase a number of shares of Class A common stock, equal to (A) the number of shares of CERo common stock subject to such option immediately prior to the Effective Time, multiplied by (B) the Exchange Ratio, at an exercise price per share equal to the current exercise price per share for such option divided by the Exchange Ratio; in each case, rounded down to the nearest whole share, and rounded up to the nearest whole cent in the case of the exercise price of the CERo options; (iii) each outstanding share of CERo preferred stock, par value $0.0001 per share (the “CERo preferred stock”), will be converted into a number of shares of Class A common stock, equal to the number of shares of Class A common stock obtained by dividing the liquidation preference thereof by $10.00 and the contingent right to receive such holder’s Earn-Out Pro Rata Portion (as defined in the Business Combination Agreement), and (iv) each warrant to purchase CERo preferred stock (each, a “CERo warrant”) outstanding as of immediately prior to the Effective Time will be converted into a warrant to acquire a number of shares of Class A common stock equal to the number of shares of CERo preferred stock subject to the corresponding warrant immediately prior to the Effective Time, multiplied by the Aggregate Liquidation Preference of such underlying shares of CERo preferred stock, and divided by $10.00, with the exercise price per share for such warrant equal to (A) the current aggregate exercise price of such warrant (the current exercise price per share of CERo preferred stock applicable to the corresponding warrant immediately prior to the Effective Time, multiplied by the number of shares of CERo preferred stock issuable upon exercise thereof), divided by (B) the number of shares of Class A common stock issuable upon exercise thereof. Subject to certain exceptions, such terms and conditions applicable to a New CERo warrant will be the same terms and conditions as were applicable to a CERo warrant immediately prior to the Effective Time. The Company will issue an aggregate of approximately 5.0 million shares of Class A common stock to the holders of CERo common stock and CERo preferred stock as consideration in the Business Combination.

Sponsor Support Agreement

In connection with the execution of the Business Combination Agreement, the Sponsor, as the sole holder of the Class B common stock, and each of the Company’s officers and directors entered into a support agreement with the Company and CERo (the “Sponsor Support Agreement”). Under the Sponsor Support Agreement, the Sponsor agreed to vote, at any meeting of the stockholders of the Company and in any action by written consent of the stockholders of the Company, all of its shares of Class B common stock (together with any other equity securities of the Company that it holds of record or beneficially, as of the date of the Sponsor Support Agreement, or of which it acquires record or beneficial ownership after the date thereof, the “Subject Company Shares”) (i) in favor of (a) the Business Combination Agreement and the transactions contemplated thereby and (b) the other proposals that the Company and CERo agreed in the Business Combination Agreement shall be submitted at such meeting for approval by the Company’s stockholders (together with the proposal to obtain the Company Stockholder Approval, the “Required Transaction Proposals”) and (ii) against any proposal that conflicts or materially impedes or interferes with any Required Transaction Proposals or that would adversely affect or delay the Business Combination. The Sponsor Support Agreement also prohibits the Sponsor from, among other things and subject to certain exceptions, transferring any Subject Company Shares held by the Sponsor or taking any action that would have the effect of preventing or materially delaying the Sponsor from performing its obligations under the Sponsor Support Agreement, until the earlier of the Closing or the termination of the Sponsor Support Agreement according to its terms. In addition, in the Sponsor Support Agreement, the Sponsor agrees to waive, and not to assert or perfect, among other things, any rights to adjustment or other anti-dilution protections with respect to the rate at which the shares of Class B common stock held by the Sponsor convert into shares of Class A common stock in connection with the transactions contemplated by the Business Combination Agreement. An aggregate of 5,296,246 shares of Class A common stock are subject to the Sponsor Support Agreement.

CERo Support Agreements

In connection with the execution of the Business Combination Agreement, certain CERo stockholders (the “CERo Supporting Stockholders”) entered into support agreements with CERo (the “CERo Support Agreements”). Under the CERo Support Agreements, each CERo Supporting Stockholder agreed as promptly as practicable following the time at which the Registration Statement/Proxy Statement shall have been declared effective and made available to such CERo Supporting Stockholders, to execute and deliver a written consent with respect to all outstanding shares of CERo common stock and CERo preferred stock held by such CERo Supporting Stockholder (the “Subject CERo Shares”) approving the Business Combination Agreement and the transactions contemplated thereby (including the Business Combination). In addition to the foregoing, each CERo Supporting Stockholder agreed that, at any meeting of the holders of CERo capital stock, each such CERo Supporting Stockholder will appear at the meeting, in person or by proxy, and cause its Subject CERo Shares to be counted as present thereat for purposes of calculating a quorum and voted (i) to approve and adopt the Business Combination Agreement, the transactions contemplated thereby (including the Business Combination), and any other matters necessary or reasonably requested by CERo for consummation of the Business Combination, and (ii) against any proposal that conflicts or materially impedes or interferes with, or would adversely affect or delay, the consummation of the transactions contemplated by the Business Combination Agreement (including the Business Combination).

Note 7 — Stockholders’ Deficit

Common Stock

Class A common stock — The Company is authorized to issue 60,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 885,000 shares of Class A common stock issued and outstanding (excluding 1,288,298 shares subject to possible redemption).

Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 4,596,250 shares of Class B common stock issued and outstanding.

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

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Warrants — At June 30, 2023 and December 31, 2022, there were 8,750,000 Public Warrants and 442,500 Private Placement Warrants outstanding. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the common stock issuable upon exercise of the warrants and a current prospectus relating to such common stock.

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

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption;

●	if, and only if, the reported last sale price of Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30-trading-day period commencing at any time after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and

●	if, and only if, there is a current registration statement in effect with respect to the shares of Class A common stock underlying the warrants.

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

At June 30, 2023, the assets held in the Trust Account were held in money market funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. At December 31, 2022 there were no assets or liabilities measured at fair value.

June 30, 2023 (Unaudited)

	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money Market Funds	1	$13,897,050	—	—

Note 9 — Uncertainty Regarding Impacts of Recent Disruptions In U.S. Banking System

In March 2023, the shut-down of certain financial institutions raised economic concerns over disruption in the U.S. banking system. The U.S. government took certain actions to strengthen public confidence in the U.S. banking system. However, there can be no certainty that the actions taken by the U.S. government will be effective in mitigating the effects of financial institution failures on the economy, which may include limits on access to short term liquidity in the near term or other adverse effects. As disclosed in Note 2, the Company maintains cash amounts in excess of federally insured limits in the aggregate amount of $13,647,050 as of June 30, 2023, and has certain concentrations in credit risk that expose the Company to risk of loss if the counterparty is unable to perform as a result of future disruptions in the U.S. banking system or economy. Given the uncertainty of the situation, the related financial impact cannot be reasonably estimated at this time.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based upon this review, other than below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On July 3, 2023, the Sponsor delivered notice of conversion of an aggregate of 4,596,250 shares of Class A common stock into an equal number of shares of the Class B common stock held thereby (the “Conversion”).

On July 7, 2023, the Company held a special meeting of stockholders for the purposes of considering and voting upon the a proposal to amend (the “Trust Agreement Amendment”) the IMTA , as amended by the IMTA Amendment, , and a proposal to adopt the Second Charter Amendment, to extend the business combination period up to six times for one month each time from July 8, 2023 to August 8, 2023, September 8, 2023, October 8, 2023, November 8, 2023, December 8, 2023 or January 8, 2024. On July 7, 2023, the Company and CST entered into the Trust Agreement Amendment.

On July 7, 2023, the Sponsor deposited $37,052 in the Trust Account in connection with the extension of the business combination deadline.

In connection with the adoption of the Second Charter Amendment, holders of 523,341 shares of Class A common stock exercised redemption rights. On July 18, 2023, the Company made a series of payments of an aggregate of $5,638,879 to holders of redeemed shares of Class A common stock (an aggregate of $10.77 per redeemed share of Class A common stock). On July 28, 2023, the Sponsor deposited $8,846 in the trust account in connection with the extension of the business combination deadline.

As a result of the deposits described above, such payments and accrual of interest, the balance in the Trust Account as of July 31, 2023 is approximately $8.3 million.

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

Overview

Phoenix Biotech Acquisition Corp. is a blank check company incorporated in Delaware on June 8, 2021. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more target businesses. We intend to effectuate our business combination using cash from the proceeds of our initial public offering and the sale of the placement units that occurred simultaneously with the completion of our initial public offering, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Developments

On June 4, 2023, the Company entered into a business combination agreement and plan of reorganization (the “Business Combination Agreement”), by and among the Company, PBCE Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and CERo Therapeutics, Inc., a Delaware corporation (“CERo”).

At the effective time of the Business Combination (the “Effective Time”), (i) each outstanding share of CERo common stock, par value $0.0001 per share (the “CERo common stock”) will be cancelled and converted into (a) the right to receive a number of shares of PBAX Class A common stock, par value $0.0001 per share (“Class A common stock”), equal to $50,000,000, minus the Aggregate Liquidation Preference (as defined in the Business Combination Agreement), divided by the Fully Diluted Company Capitalization (as defined in the Business Combination Agreement), divided by $10.00 (the “Exchange Ratio”) and (b) the right to receive a portion of up to 1,200,000 additional shares of Class A common stock if certain trading price hurdles are achieved or a Change of Control (as defined in the Business Combination Agreement) occurs within four years after the Closing (“Earnout Shares”); (ii) each outstanding option to purchase CERo common stock (each, a “CERo option”) will be converted into an option to purchase a number of shares of Class A common stock, equal to (A) the number of shares of CERo common stock subject to such option immediately prior to the Effective Time, multiplied by (B) the Exchange Ratio, at an exercise price per share equal to the current exercise price per share for such option divided by the Exchange Ratio; in each case, rounded down to the nearest whole share, and rounded up to the nearest whole cent in the case of the exercise price of the CERo options; (iii) each outstanding share of CERo preferred stock, par value $0.0001 per share (the “CERo preferred stock”), will be converted into a number of shares of Class A common stock, equal to the number of shares of Class A common stock obtained by dividing the liquidation preference thereof by $10.00 and the contingent right to receive such holder’s Earn-Out Pro Rata Portion (as defined in the Business Combination Agreement), and (iv) each warrant to purchase CERo preferred stock (each, a “CERo warrant”) outstanding as of immediately prior to the Effective Time will be converted into a warrant to acquire a number of shares of Class A common stock equal to the number of shares of CERo preferred stock subject to the corresponding warrant immediately prior to the Effective Time, multiplied by the Aggregate Liquidation Preference of such underlying shares of CERo preferred stock, and divided by $10.00, with the exercise price per share for such warrant equal to (A) the current aggregate exercise price of such warrant (the current exercise price per share of CERo preferred stock applicable to the corresponding warrant immediately prior to the Effective Time, multiplied by the number of shares of CERo preferred stock issuable upon exercise thereof), divided by (B) the number of shares of Class A common stock issuable upon exercise thereof. Subject to certain exceptions, such terms and conditions applicable to a New CERo warrant will be the same terms and conditions as were applicable to a CERo warrant immediately prior to the Effective Time. The Company will issue an aggregate of approximately 5.0 million shares of Class A common stock to the holders of CERo common stock and CERo preferred stock as consideration in the Business Combination.

On July 7, 2023, we held a special meeting of stockholders to approve a proposal to amend (the “Trust Agreement Amendment”) the IMTA, as amended by the IMTA Amendment, and a proposal to adopt the Second Charter Amendment, to extend the business combination period up to six times for one month each time from July 8, 2023 to August 8, 2023, September 8, 2023, October 8, 2023, November 8, 2023, December 8, 2023 or January 8, 2024.  On July 7, 2023, the Company and CST entered into the Trust Agreement Amendment.

On July 3, 2023, the Sponsor delivered notice of conversion of an aggregate of 4,596,250 shares of Class B common stock into an equal number of shares of the Class A common stock held thereby (the “Conversion”).

On July 7, 2023, the Sponsor deposited $37,051.83 in the Trust Account in connection with the extension of the business combination deadline, of which $22,948.71 was required in connection with the extension to August 8, 2023 and the remainder was credited towards a portion of the extension payment for the period from August 8, 2023 to September 8, 2023. On July 28, 2023, the Sponsor deposited $8,845.59 in the trust account in connection with the extension of the business combination deadline.

In connection with the approval of the Second Charter Amendment, holders of 523,341 shares of Class A common stock exercised redemption rights. On July 18, 2023, the Company made a series of payments of an aggregate of $5,638,879.48 to holders of redeemed Class A Shares (an aggregate of $10.77 per redeemed Class A Share). As a result of the deposit described above, such payments and accrual of interest, the balance in the Trust Account as of July 31, 2023 is approximately $8.3 million.

Results of Operations

As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023 relates to the Company’s formation, the initial public offering (the “IPO”), and since the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO placed in the Trust Account (defined below).

For the three months ended June 30, 2023, we had a net loss of $1,437,733, which consisted of general and administrative expenses and franchise taxes of $1,543,578, unrealized loss on marketable securities held in Trust Account of $108,556 and provision for income taxes of $44,658, partially offset by interest earned on marketable securities held in Trust Account of $259,059.

For the six months ended June 30, 2023, we had a net loss of $1,919,445, which consisted of general and administrative expenses and franchise taxes of $2,087,446 and provision for income taxes of $44,658, partially offset by interest earned on marketable securities held in Trust Account of $259,059.

For the three months ended June 30, 2022, we had a net loss of $111,569, which consisted of general and administrative expenses and franchise taxes of $376,580, partially offset by unrealized gain on marketable securities held in Trust Account of $227,903 and interest earned on marketable securities held in Trust Account of $37,108.

For the six months ended June 30, 2022, we had a net loss of $489,566, which consisted of general and administrative expenses and franchise taxes of $781,357, partially offset by unrealized gain on marketable securities held in Trust Account of $254,683 and interest earned on marketable securities held in Trust Account of $37,108.

Liquidity and Going Concern

On October 8, 2021, we consummated our initial public offering (the “IPO”) of 17,500,000 Units, at a price of $10.00 per Unit, which included the partial exercise by the underwriter of its over-allotment option in the amount of 2,000,000 Units, generating gross proceeds of $175,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 885,000 Placement Units to the Sponsor, Cantor Fitzgerald and CCM at a price of $10.00 per Placement Unit generating gross proceeds of $8,850,000.

Following the IPO, the partial exercise of the over-allotment option and the sale of the Placement Units, a total of $178,500,000 was placed in the Trust Account ($10.20 per Unit). We incurred $12,729,318 in transaction costs, including $2,635,000 of underwriting fees, $9,150,000 of deferred underwriting fees and $944,318 of other offering costs.

As of June 30, 2023, the Company had $105,234 in its operating bank accounts, $13,897,050 in money market funds held in Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and a working capital deficit of $4,068,379, net of income and franchise taxes payable.

For the six months ended June 30, 2023, there was $1,080,872 of cash used in operating activities.

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

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be converted into units of the post Business Combination entity, at a price of $10.00 per unit, at the option of the lender. The units would be identical to the Placement Units. On December 13, 2022, the Company entered into a promissory note with the Sponsor. In order to fund ongoing operations, the Sponsor will loan up to $1,500,000 to the Company. As of June 30, 2023 and December 31, 2022, there was $1,175,000 and $650,000 of outstanding borrowings under the working capital loan arrangement, respectively.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor or an affiliate of the Sponsor a monthly fee of $20,000 for office space, administrative and shared personnel support services to the Company. We began incurring these fees on October 6, 2021 and incurred these fees monthly through December 31, 2022. The payment of these fees was suspended on December 31, 2022 and reinstated on March 31, 2022. As of June 30, 2023, there was a $20,000 outstanding balance owed to the Sponsor.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, [excluding shares of common stock subject to forfeiture by the Sponsor]. At June 30, 2023, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net loss per share is the same as basic net loss per share for the period presented.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form10-Q.

EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form10-Q.

No.	Description of Exhibit

1.1	Underwriting Agreement, dated October 5, 2021, between the Company and Cantor Fitzgerald & Co.(1)

2.1	Business Combination Agreement, dated as of June 4, 2023, by and among Phoenix Biotech Acquisition Corp., PBCE Merger Sub, Inc. and CERo Therapeutics, Inc. (7).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2021).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2(b) filed with the Form S-1 filed by the Registrant on September 13, 2021).

3.3	Amendment to Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on December 20, 2022(4)

3.4	Amendment to Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 7, 2023(6)

4.1	Specimen Unit Certificate(2)

4.2	Specimen Common Stock Certificate(2)

4.3	Specimen Warrant Certificate(2)

4.4	Warrant Agreement, dated October 5, 2021, between Continental Stock Transfer & Trust Company and the Company(1)

No.	Description of Exhibit

10.1	Form of Sponsor Support Agreement (5)

10.2	Form of CERo Support Agreement (5)

10.3	Investment Management Trust Agreement, dated October 5, 2021 between Continental Stock Transfer & Trust Company and the Company(1)

10.4	Amendment No. 1 to the Investment Management Trust Agreement, dated December 20, 2022, by and between the Company and Continental Stock Transfer & Trust Company(4)

10.5	Amendment No. 2 to the Investment Management Trust Agreement, dated July 7, 2023, by and between the Company and Continental Stock Transfer & Trust Company(6)

10.6	Registration Rights Agreement, dated October 5, 2021, between the Company and certain security holders of the Company(1)

10.7	Form of Indemnity Agreement(2)

10.8	Form of Engagement Letter with Cohen & Company Capital Markets(2)

10.9	Promissory Note, dated December 20, 2022, issued to Phoenix Biotech Sponsor, LLC(4)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File—the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments.

*	Filed herewith.
^	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 12, 2021
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1, as amended (File No. 333-259491)
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 7, 2022
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 20, 2022
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 5, 2023
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 10, 2023
(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 5, 2023

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX BIOTECH ACQUISITION CORP.

Date: August 14, 2023	By:	/s/ Chris Ehrlich
	Name:	Chris Ehrlich
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Daniel Geffken
	Name:	Daniel Geffken
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)