Form 10-Q
period 2023-09-30
PHOENIX BIOTECH ACQUISITION CORP.
filed 2023-11-09
CIK 1870404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 9, 2023 there were 6,246,207 shares of Class A common stock, par value $0.0001 per share, and 0 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

PHOENIX BIOTECH ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

PHOENIX BIOTECH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2023 (Unaudited)	December 31, 2022

ASSETS

CURRENT ASSETS
Cash	$119,014	$475,870
Prepaid expenses and other assets	21,815	225,188
Money market funds held in Trust Account	8,329,792	—
Restricted cash held in Trust Account	—	41,665,974
TOTAL ASSETS	$8,470,621	$42,367,032

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,311,098	$1,653,120
Income tax payable	28,769	599,159
Shareholder redemption liability	—	27,842,747
Working capital loan – related party	1,395,000	650,000
Franchise tax payable	6,100	—
Excise tax payable	56,389	—
Due to Affiliate	3,315	3,315
Total current liabilities	4,800,671	30,748,341
LONG TERM LIABILITIES
Deferred underwriting fee payable	9,150,000	9,150,000
Total liabilities	13,950,671	39,898,341

COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK
Class A Common stock subject to possible redemption, $0.0001 par value, 764,957 and 1,288,298 shares at redemption value of $10.83 and $10.45 per share as of September 30, 2023 and December 31, 2022, respectively	8,287,049	13,468,845
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock; $0.0001 par value; 60,000,000 shares authorized; 5,481,250 and 885,000 shares issued and outstanding (excluding 764,957 and 1,288,298 shares subject to possible redemption) as of September 30, 2023 and December 31, 2022, respectively	547	88
Class B common stock; $0.0001 par value; 10,000,000 shares authorized; 0 and 4,596,250 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	459
Additional paid-in capital	—	—
Accumulated deficit	(13,767,646)	(11,000,701)
Total stockholders’ deficit	(13,767,099)	(11,000,154)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT	$8,470,621	$42,367,032

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOENIX BIOTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
OPERATING EXPENSES
General and administrative	$430,901	$786,685	$2,518,347	$1,468,042
Franchise tax	(1,100)	50,000	45,300	150,000
Loss from operations	(429,801)	(836,685)	(2,563,647)	(1,618,042)

Other income:
Interest income earned on marketable securities held in Trust Account	121,524	320,475	380,583	357,583
Unrealized gain on marketable securities held in Trust Account	—	661,176	—	915,859
Total other income	121,524	981,651	380,583	1,273,442

(Loss) income before provision for income taxes	(308,277)	144,966	(2,183,064)	(344,600)
Provision for income taxes	(25,751)	(60,461)	(70,409)	(60,461)
Net (loss) income	$(334,028)	$84,505	$(2,253,473)	$(405,061)

Weighted average shares outstanding of Class A common stock	6,281,964	18,385,000	3,547,888	18,385,000
Basic and diluted net (loss) income per share, Class A common stock	$(0.05)	$0.00	$(0.34)	$(0.02)

Weighted average shares outstanding of Class B common stock	50,508	4,596,250	3,075,432	4,596,250
Basic and diluted net (loss) income per share, Class B common stock	$(0.05)	$0.00	$(0.34)	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PHOENIX BIOTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Common stock				Additional		Total
	Class A		Class B		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	Deficit
Balance, December 31, 2022	885,000	$88	4,596,250	$459	$—	$(11,000,701)	$(11,000,154)
Accretion for Class A Common Stock Subject to Redemption	—	—	—	—	—	(96,794)	(96,794)
Net loss	—	—	—	—	—	(481,712)	(481,712)
Balance, March 31, 2023	885,000	88	4,596,250	459	—	(11,579,207)	(11,578,660)
Accretion for Class A Common Stock Subject to Redemption	—	—	—	—	—	(275,001)	(275,001)
Net loss	—	—	—	—	—	(1,437,733)	(1,437,733)
Balance, June 30, 2023	885,000	88	4,596,250	459	—	(13,291,941)	(13,291,394)
Accretion for Class A Common Stock Subject to Redemption	—	—	—	—	—	(85,288)	(85,288)
Excise tax liability accrued for Class A common stock redemptions	—	—	—	—	—	(56,389)	(56,389)
Conversion of Class B common stock to Class A common stock	4,596,250	459	(4,596,250)	(459)	—	—	—
Net loss	—	—	—	—	—	(334,028)	(334,028)
Balance, September 30, 2023	5,481,250	$547	—	$—	$—	$(13,767,646)	$(13,767,099)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common stock				Additional		Total
	Class A		Class B		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	Deficit
Balance, December 31, 2021	885,000	$88	4,596,250	$459	$—	$(7,670,412)	$(7,669,865)
Net loss	—	—	—	—	—	(377,997)	(377,997)
Balance, March 31, 2022	885,000	88	4,596,250	459	—	(8,048,409)	(8,047,862)
Net loss	—	—	—	—	—	(111,569)	(111,569)
Balance, June 30, 2022	885,000	88	4,596,250	459	—	(8,159,978)	(8,159,431)
Accretion for Class A Common Stock Subject to Redemption						(982,271)	(982,271)
Net income						84,505	84,505
Balance, September 30, 2022	885,000	$88	4,596,250	$459	$—	$(9,057,744)	$(9,057,197)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PHOENIX BIOTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,253,473)	$(405,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on marketable securities held in Trust Account	—	(915,859)
Interest income earned on marketable securities held in Trust Account	(380,583)	(357,583)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	203,373	181,461
Income tax payable	(570,390)	60,461
Accounts payable and accrued expenses	1,657,978	695,922
Franchise tax payable	6,100	21,512
Net cash used in operating activities	(1,336,995)	(719,147)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash withdrawn from Trust Account for taxes	678,985	128,489
Investment of cash into Trust Account	(443,846)	—
Cash withdrawn from Trust Account in connection with Class A common stock redemption	5,638,879	—
Net cash provided by investing activities	5,874,018	128,489

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note - related party	745,000	—
Redemption of Class A common stock	(5,638,879)	—
Net cash used in financing activities	(4,893,879)	—

NET CHANGE IN CASH	(356,856)	(590,658)
CASH, BEGINNING OF PERIOD	475,870	1,098,573
CASH, END OF PERIOD	$119,014	$507,915

Supplemental cash flow information:
Cash paid for income taxes	$577,099	$—

Supplemental disclosure of noncash activities:
Accretion of Class A common stock subject to possible redemption	$457,083	$982,271
Conversion of Class B common to Class A common	$(459)	$—
Excise tax liability accrued for Class A common stock redemptions	$56,389	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

PHOENIX BIOTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (UNAUDITED)

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

As of September 30, 2023, the Company had not commenced any operations. All activity through September 30, 2023, relates to the Company’s formation and initial public offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO and placed in the Trust Account (defined below). The registration statement for the Company’s IPO was declared effective on October 5, 2021. On October 8, 2021, the Company consummated the IPO of 15,500,000 units (“Units”) (with respect to the Class A common stock included in the Units being offered (the “Public Shares”)) at $10.00 per Unit generating gross proceeds of $155,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

Simultaneously with the closing of the IPO, the Company consummated the sale of 845,000 units (“Private Placement Units”) (with respect to the Class A common stock included in the Private Placement Units offered, the “Private Placement Shares”) at a price of $10.00 per Private Placement Unit in a private placement to the Company’s sponsor, Phoenix Biotech Sponsor, LLC (the “Sponsor”), Cantor Fitzgerald & Co.(“Cantor”) and Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), generating gross proceeds of $8,450,000, which is described in Note 4.

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

In connection with the approval of the extension, holders of 16,211,702 shares of Class A common stock exercised redemption rights (the “Redemption”). As a result, following the satisfaction of such redemptions, as of December 31, 2022, the Company had 2,173,298 shares of Class A common stock outstanding, of which 1,288,298 constituted Public Shares issued to the public in the Company’s IPO. The Public Shares are entitled to receive a pro rata portion of the remaining funds in the Company’s Trust Account in connection with its initial business combination, a liquidation or certain other events. The remaining 885,000 are shares of Class A common stock included in the private placement units acquired in the private placement by the Sponsor and other investors concurrent with the Company’s IPO, which shares of Class A common stock do not have redemption rights.

On March 31, 2023, May 8, 2023 and June 30, 2023, the Company deposited $100,000, $125,000 and $150,000 into the Trust Account in connection with the Company’s extensions, respectively. As of September 30, 2023, the Company has deposited $768,846 into the Trust Account in connection with drawdowns under the Promissory Note in order to effect the extension of the business combination period.

On July 3, 2023, the Sponsor delivered notice of conversion of an aggregate of 4,596,250 shares of Class B common stock into an equal number of shares of Class A common stock (the “Conversion”).

On July 7, 2023, the Company held a special meeting of its stockholders at which the Company’s stockholders approved a proposal to amend (the “Trust Agreement Amendment”) the IMTA, as amended by the IMTA Amendment, and a proposal to amend the Company’s Certificate of Incorporation, as amended by the Charter Amendment (the “Second Charter Amendment”), to extend the business combination period up to six times for one month each time from July 8, 2023 to August 8, 2023, September 8, 2023, October 8, 2023, November 8, 2023, December 8, 2023 or January 8, 2024.

On July 7, 2023, July 28, 2023, September 1, 2023 and October 4 2023, the Company deposited $37,052, $8,846, $22,949 and $22,949 into the Trust Account in connection with the Company’s extensions, respectively. As of October 31, 2023, the liquidation date of the Company has been extended to November 8, 2023.

In connection with the adoption of the Second Charter Amendment, holders of 523,341 shares of Class A common stock exercised redemption rights. On July 18, 2023, the Company made a series of payments of an aggregate of $5,638,879 to holders of redeemed shares of Class A common stock (an aggregate of $10.77 per redeemed share of Class A common stock). As a result, following the satisfaction of such redemptions and the Conversion, as of September 30, 2023, the Company had 6,246,207 shares of Class A common stock outstanding, of which 764,957 constituted Public Shares issued to the public in the Company’s IPO.

As a result of the deposits described above, such payments and accrual of interest, the balance in the Trust Account as of September 30, 2023 is approximately $8.3 million.

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

In order to bring the Company into compliance with the MVLS requirement, on July 3, 2023, the Sponsor elected to effect the Conversion. As of the date hereof, there are 6,246,207 shares of Class A common stock and no shares of Class B common stock issued and outstanding and entitled to vote.

On September 7, 2023, the Company received a written notice (the “Notice”) from the Nasdaq Listing Qualifications Department of Nasdaq indicating that the Company was not in compliance with Listing Rule 5450(a)(2), which requires the Company to have at least 400 public holders for continued listing on the Nasdaq Global Market (the “Minimum Public Holders Rule”). The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on Nasdaq Global Market. The Notice states that the Company has 45 calendar days to submit a plan to regain compliance with the Minimum Public Holders Rule. The Company has submitted a plan to regain compliance with the Minimum Public Holders Rule. If Nasdaq accepts the Company’s plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Notice to evidence compliance with the Minimum Public Holders Rule. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

The MVLS deficiency was cured by the conversion of the Class B into Class A because the Class A shares held by Sponsor count towards satisfying such requirement. We submitted a “plan of compliance” to NASDAQ indicating that we are aiming to be able to cure the deficiency upon closing of the business combination. Nasdaq has not responded.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the world. Management continues to evaluate the impact of the COVID-19 pandemic and the Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on consummating a Business Combination, the specific impact is not readily determinable as of the date of the financial statements. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On July 17, 2023, the Company redeemed 523,341 shares of Class A common stock tendered for redemption by the Public Stockholders for a total redemption amount of $5,638,879 in connection with the implementation of the Extension. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies” to determine whether the Company should currently recognize an excise tax obligation associated therewith. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset, or the incurrence of a liability can range from probable to remote. Contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated whether a United States excise tax obligation should be recognized currently related to the stock redemption and concluded that this obligation should be recognized. As of September 30, 2023, the Company recorded $56,389 of excise tax liability calculated as 1% of shares redeemed on July 17, 2023. Any reduction to this liability resulting from either a subsequent stock issuance or an event giving rise to an exception that occurs within this tax year, will be recognized in the period (including an interim period) that such stock issuance or event giving rise to an exception occurs.

Liquidity and Going Concern

As of September 30, 2023, the Company had $119,014 in its operating bank accounts, $8,329,792 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and a working capital deficit of $4,624,973.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

Restricted Cash

The Company considers all cash to be held for a specific purpose restricted cash. As of September 30, 2023 and December 31, 2022, the Company had $0 and $41,665,974 in restricted cash, respectively. The restricted cash as of December 31, 2022 was intended to satisfy stockholder redemption payments. The cash and restricted cash balances included in the balance sheets as of September 30, 2023 and December 31, 2022, are comprised of the following:

	September 30, 2023 (Unaudited)	December 31, 2022

Cash	$119,014	$475,870
Restricted cash	—	41,665,974
Total cash and restricted cash	$119,014	$42,141,844

Money market funds Held in Trust Account

At September 30, 2023, the assets held in Trust Account were held in money market funds that invested in U.S. Treasury securities. At December 31, 2022, substantially all of the assets held in the Trust Account were held as cash. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account and interest earned on marketable securities are included in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At September 30, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, 764,957 and 1,288,298 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At September 30, 2023 and December 31, 2022, the Class A common stock subject to possible redemption reflected in the condensed balance sheets is reconciled in the following table:

Class A common stock subject to possible redemption, December 31, 2022	$13,468,845
Plus: Accretion of carrying value to redemption value	96,795
Class A common stock subject to possible redemption, March 31, 2023	13,565,640
Plus: Accretion of carrying value to redemption value	275,001
Class A common stock subject to possible redemption, June 30, 2023	13,840,640
Less: Redemption	(5,638,879)
Plus: Accretion of carrying value to redemption value	85,288
Class A common stock subject to possible redemption, September 30, 2023	$8,287,049

Net (Loss) Income per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock (the “Class B common stock” or the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase an aggregate of 9,192,500 shares of Class A common stock at $11.50 per share were issued on October 29, 2021. At September 30, 2023 and December 31, 2022, no Public Warrants or Private Placement Warrants have been exercised. The 9,192,500 shares of Class A common stock underlying outstanding Public Warrants and Private Placement Warrants were excluded from diluted net (loss) income per share for the three and nine months ended September 30, 2023 and 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net (loss) income per common stock is the same as basic net (loss) income per common stock for the period. The tables below present a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of stock.

	For the Three Months Ended September 30,
	2023		2022
	Class A common stock	Class B Common stock	Class A common stock	Class B Common stock
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(331,364)	$(2,664)	$67,604	$16,901
Denominator:
Weighted average shares outstanding	6,281,964	50,508	18,385,000	4,596,250
Basic and diluted net (loss) income per share	$(0.05)	$(0.05)	$0.00	$0.00

	For the Nine Months Ended September 30,
	2023		2022
	Class A common stock	Class B Common stock	Class A common stock	Class B Common stock
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(1,207,109)	$(1,046,364)	$(324,049)	$(81,012)
Denominator:
Weighted average shares outstanding	3,547,888	3,075,432	18,385,000	4,596,250
Basic and diluted net (loss) income per share	$(0.34)	$(0.34)	$(0.02)	$(0.02)

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

On July 3, 2023, the Sponsor delivered notice of conversion of an aggregate of 4,596,250 Founder Shares into an equal number of shares of Class A common stock (the “Conversion”). The Sponsor shares have been converted to Class B common shares.

Related Party Loans

On June 18, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note which was amended on September 10, 2021 (as amended, the “Note”). This loan is non-interest-bearing. There was no balance on the Note as of September 30, 2023 and December 31, 2022.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans will either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. On December 13, 2022, the Company entered into a promissory note with the Sponsor. In order to fund ongoing operations, the Sponsor will loan up to $1,500,000 to the Company. The Promissory Note does not bear interest and matures upon the earlier of (a) the closing of an initial business combination and (b) the Company’s liquidation. In the event that the Company does not consummate an initial business combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any.  On May 8, 2023, June 9, 2023 and September 12, 2023, the sponsor loaned the company $250,000, $275,000 and $220,000 under the Promissory Note in connection with extensions of the Company’s liquidation date, respectively. As of September 30, 2023 and December 31, 2022, there was $1,395,000 and $650,000 in borrowings under the Working Capital Loans, respectively.

Consulting Services

The Company entered into an agreement, commencing on the date of its listing on NASDAQ, to pay the spouse of our Chief Executive Officer a monthly consulting fee of $15,000 for assisting the Company in identifying and evaluating potential acquisition targets. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. The payments ended on December 31, 2022 in connection with the approval of the Charter Amendment. For the three and nine months ended September 30, 2023, $0 has been incurred under this agreement. For the three and nine months ended September 30, 2022, $45,000 and $90,000 has been incurred under this agreement, respectively.

Support Services

The Company entered into an agreement, commencing on the date of its listing on NASDAQ through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $20,000 for office space, secretarial and administrative services. Payments under the agreement were suspended on December 31, 2022 and reinstated on March 31, 2023. For the three and nine months ended September 30, 2023, $60,000 and $140,000 has been incurred under this agreement, respectively. For the three and nine months ended September 30, 2022, $60,000 and $180,000 has been incurred under this agreement, respectively. As of September 30, 2023, there was a $35,000 outstanding balance owed to the Sponsor.

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

Sponsor Support Agreement

In connection with the execution of the Business Combination Agreement, the Sponsor, as the sole holder of the Class B common stock, and each of the Company’s officers and directors entered into a support agreement with the Company and CERo (the “Sponsor Support Agreement”). Under the Sponsor Support Agreement, the Sponsor agreed to vote, at any meeting of the stockholders of the Company and in any action by written consent of the stockholders of the Company, all of its shares of Class B common stock (together with any other equity securities of the Company that it holds of record or beneficially, as of the date of the Sponsor Support Agreement, or of which it acquires record or beneficial ownership after the date thereof, the “Subject Company Shares”) (i) in favor of (a) the Business Combination Agreement and the transactions contemplated thereby and (b) the other proposals that the Company and CERo agreed in the Business Combination Agreement shall be submitted at such meeting for approval by the Company’s stockholders (together with the proposal to obtain the Company Stockholder Approval, the “Required Transaction Proposals”) and (ii) against any proposal that conflicts or materially impedes or interferes with any Required Transaction Proposals or that would adversely affect or delay the Business Combination. The Sponsor Support Agreement also prohibits the Sponsor from, among other things and subject to certain exceptions, transferring any Subject Company Shares held by the Sponsor or taking any action that would have the effect of preventing or materially delaying the Sponsor from performing its obligations under the Sponsor Support Agreement, until the earlier of the Closing or the termination of the Sponsor Support Agreement according to its terms. On July 3, 2023, the Sponsor delivered notice of conversion of an aggregate of 4,596,250 shares of Class B common stock into an equal number of shares of Class A common stock. Following the Conversion, the Sponsor held an aggregate of 5,296,246 shares of Class A common stock, all of which are subject to the Sponsor Support Agreement.

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

Note 7 — Stockholders’ Deficit

Common Stock

Class A common stock — The Company is authorized to issue 60,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 5,481,250 and 885,000 shares of Class A common stock issued and outstanding (excluding 764,957 and 1,288,298 shares subject to possible redemption), respectively.

Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. On July 3, 2023, the Sponsor delivered notice of conversion of an aggregate of 4,596,250 shares of Class B common stock into an equal number of shares of Class A common stock (the “Conversion”). As of September 30, 2023 and December 31, 2022, there were 0 and 4,596,250 shares of Class B common stock issued and outstanding.

Prior to the consummation of an initial Business Combination, only holders of shares of Class B common stock will have the right to vote on the election of directors. Holders of shares of Class A common stock and shares of Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders.

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Warrants — At September 30, 2023 and December 31, 2022, there were 8,750,000 Public Warrants and 442,500 Private Placement Warrants outstanding. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the common stock issuable upon exercise of the warrants and a current prospectus relating to such common stock.

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

The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger, or consolidation. However, the warrants will not be adjusted for issuances of common stock at a price below their respective exercise prices, other than as set forth below. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

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

At September 30, 2023, the assets held in the Trust Account were held in money market funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. At December 31, 2022 there were no assets or liabilities measured at fair value.

September 30, 2023 (Unaudited)

	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money Market Funds	1	$8,329,792	—	—

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based upon this review, other than described below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On October 4, 2023, the Sponsor deposited $22,949 in the Trust Account in connection with the extension of the business combination deadline.

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

On July 3, 2023, the Sponsor delivered notice of conversion of an aggregate of 4,596,250 shares of Class B common stock into an equal number of shares of Class A common stock (the “Conversion”).

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

On July 7, 2023, the Sponsor deposited $37,051.83 in the Trust Account in connection with the extension of the business combination deadline, of which $22,948.71 was required in connection with the extension to August 8, 2023 and the remainder was credited towards a portion of the extension payment for the period from August 8, 2023 to September 8, 2023. On July 28, 2023, September 1, 2023 and October 4 2023, the Sponsor deposited $8,845.59, $22,949 and $22,949 in the trust account in connection with the extension of the business combination deadline.

In connection with the approval of the Second Charter Amendment, holders of 523,341 shares of Class A common stock exercised redemption rights. On July 18, 2023, the Company made a series of payments of an aggregate of $5,638,879.48 to holders of redeemed Class A Shares (an aggregate of $10.77 per redeemed Class A Share). As a result of the deposit described above, such payments and accrual of interest, the balance in the Trust Account as of September 30, 2023 is approximately $8.3 million.

Results of Operations

As of September 30, 2023, the Company had not commenced any operations. All activity through September 30, 2023 relates to the Company’s formation, the initial public offering (the “IPO”), and since the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO placed in the Trust Account (defined below).

For the three months ended September 30, 2023, we had a net loss of $334,028, which consisted of general and administrative expenses and franchise taxes of $429,801and provision for income taxes of $25,751, partially offset by interest earned on marketable securities held in Trust Account of $121,524.

For the three months ended September 30, 2022, we had net income of $84,505, which consisted of unrealized gain on marketable securities held in Trust Account of $661,176 and interest earned on marketable securities held in Trust Account of $320,475, partially offset by general and administrative expenses and franchise taxes of $836,685.

For the nine months ended September 30, 2023, we had a net loss of $2,253,473, which consisted of general and administrative expenses and franchise taxes of $2,563,647 and provision for income taxes of $70,409, partially offset by interest earned on marketable securities held in Trust Account of $380,583.

For the nine months ended September 30, 2022, we had a net loss of $405,061, which consisted of general and administrative expenses and franchise taxes of $1,618,042, partially offset by unrealized gain on marketable securities held in Trust Account of $915,859 and interest earned on marketable securities held in Trust Account of $357,583.

Liquidity and Going Concern

On October 8, 2021, we consummated the IPO of 17,500,000 Units, at a price of $10.00 per Unit, which included the partial exercise by the underwriter of its over-allotment option in the amount of 2,000,000 Units, generating gross proceeds of $175,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 885,000 Placement Units to the Sponsor, Cantor Fitzgerald and CCM at a price of $10.00 per Placement Unit generating gross proceeds of $8,850,000.

Following the IPO, the partial exercise of the over-allotment option and the sale of the Placement Units, a total of $178,500,000 was placed in the Trust Account ($10.20 per Unit). We incurred $12,729,318 in transaction costs, including $2,635,000 of underwriting fees, $9,150,000 of deferred underwriting fees and $944,318 of other offering costs.

As of September 30, 2023, the Company had $119,014 in its operating bank accounts, $8,329,792 in money market funds held in Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and a working capital deficit of $4,568,584.

For the nine months ended September 30, 2023, there was $1,336,995 of cash used in operating activities.

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

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be converted into units of the post Business Combination entity, at a price of $10.00 per unit, at the option of the lender. The units would be identical to the Placement Units. On December 13, 2022, the Company entered into a promissory note with the Sponsor. In order to fund ongoing operations, the Sponsor will loan up to $1,500,000 to the Company. As of September 30, 2023 and December 31, 2022, there was $1,395,000 and $650,000 of outstanding borrowings under the working capital loan arrangement, respectively.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor or an affiliate of the Sponsor a monthly fee of $20,000 for office space, administrative and shared personnel support services to the Company. We began incurring these fees on October 6, 2021 and incurred these fees monthly through December 31, 2022. The payment of these fees was suspended on December 31, 2022 and reinstated on March 31, 2022. As of September 30, 2023, there was a $35,000 outstanding balance owed to the Sponsor.

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

Net (Loss) Income per Common Share

Net (loss) income per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, [excluding shares of common stock subject to forfeiture by the Sponsor]. At September 30, 2023, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the period presented.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Unregistered Sale of Securities

None.

Use of Proceeds from IPO

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

Following the closing of the IPO, $178,500,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO, the Over-allotment Units and the Private Placement Units was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds meeting the conditions of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account. As a result of the redemptions and extension deposits described in this Quarterly Report and accrual of interest, the balance in the Trust Account as of September 30, 2023 is approximately $8.3 million.

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

PHOENIX BIOTECH ACQUISITION CORP.

Date: November 9, 2023	By:	/s/ Chris Ehrlich
	Name:	Chris Ehrlich
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Daniel Geffken
	Name:	Daniel Geffken
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)