Form 10-K
period 2023-12-31
CERO THERAPEUTICS HOLDINGS, INC.
filed 2024-04-02
CIK 1870404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-40877

CERO THERAPEUTICS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-4182129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Haskins Way, Suite 230
South San Francisco, CA	94080
(Address of principal executive offices)	(Zip Code)

(215) 731-9450
(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CERO	Nasdaq Global Market
Warrants to purchase one share of Common Stock	CEROW	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting securities held by non-affiliates was approximately $2,688,948 based on the number of shares held by non-affiliates and the last reported sales price of the registrant’s Class A common stock as of that date.

As of April 1, 2024, the registrant had 14,723,565 shares of common stock, par value $0.0001 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, drug candidates, planned preclinical studies and clinical trials, results of preclinical studies, clinical trials, research and development (“R&D”) costs, regulatory approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

●	our financial performance;

●	our ability to obtain additional cash and the sufficiency of our existing cash, cash equivalents and marketable securities to fund our future operating expenses and capital expenditure requirements, including the development and, if approved, commercialization of our product candidates;

●	our ability to realize the benefits expected from the business combination (the “Business Combination”) pursuant to the Business Combination Agreement, dated as of June 4, 2023, as amended from time to time (as amended, the “Business Combination Agreement”), by and among CERo Therapeutics, Inc. (“Legacy CERo”), Phoenix Biotech Acquisition Corp. (“PBAX”) and PBCE Merger Sub, Inc. (“Merger Sub”);

●	successfully defend litigation that may be instituted against us in connection with the Business Combination;

●	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;

●	the scope, progress, results and costs of developing CER-1236 or any other product candidates we may develop, and conducting preclinical studies and clinical trials;

●	the timing and costs involved in obtaining and maintaining regulatory approval of CER-1236 or any other product candidates we may develop, and the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations or accelerated approvals for our drug candidates for various indications;

●	current and future agreements with third parties in connection with the development and commercialization of CER-1236 or any other future product candidate;

●	our ability to advance product candidates into and successfully complete clinical trials;

●	the ability of our clinical trials to demonstrate the safety and efficacy of CER-1236 and any other product candidates we may develop, and other positive results;

●	the size and growth potential of the markets for our product candidates, and its ability to serve those markets;

●	the rate and degree of market acceptance of our product candidates;

●	our plans relating to commercializing CER-1236 and any other product candidates we may develop, if approved, including the geographic areas of focus and our ability to grow a sales team;

●	the success of competing drugs, therapies or other products that are or may become available;

●	developments relating to our competitors and our industry, including competing product candidates and therapies;

●	our plans relating to the further development and manufacturing of CER-1236 and any other product candidates we may develop, including additional indications that we may pursue for CER-1236 or other product candidates;

●	existing regulations and regulatory developments in the United States and other jurisdictions;

●	our potential and ability to successfully manufacture and supply CER-1236 and any other product candidates we may develop for clinical trials and for commercial use, if approved;

●	the rate and degree of market acceptance of CER-1236 and any other product candidates we may develop, as well as the pricing and reimbursement of CER-1236 and any other product candidates we may develop, if approved;

●	our expectations regarding our ability to obtain, maintain, protect and enforce intellectual property protection for CER-1236 and for any other product candidate;

●	our ability to operate its business without infringing, misappropriating or otherwise violating the intellectual property rights of third parties;

●	our ability to realize the anticipated benefits of any strategic transactions;

●	our ability to attract and retain the continued service of our key personnel and to identify, hire, and then retain additional qualified personnel and our ability to attract additional collaborators with development, regulatory and commercialization expertise;

●	our ability to maintain proper and effective internal controls;

●	the ability to obtain or maintain the listing of our common stock, par value $0.0001 per share (“Common Stock”), and our public warrants (“Public Warrants”) on the Nasdaq Stock Market LLC (“Nasdaq”) following the Business Combination;

●	the impact of macroeconomic conditions and geopolitical turmoil on our business and operations;

●	our expectations regarding the period during which we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and as a smaller reporting company under the federal securities laws; and

●	our anticipated use of our existing cash, cash equivalents and marketable securities.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” and elsewhere in this Annual Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein until after we distribute this Annual Report, whether as a result of any new information, future events or otherwise.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

This Annual Report includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this Annual Report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and tradenames.

Unless the context otherwise requires, all references herein to “we,” “us,” or “our” refer to the business and operations of PBAX and its subsidiaries prior to consummation of the Business Combination and to CERo Therapeutics Holdings, Inc. (“CERo”) and its subsidiaries following the consummation of the Business Combination.

RISK FACTORS SUMMARY

Our business is subject to numerous risks and uncertainties that you should consider before investing in our securities. Some of the principal risk factors are summarized below:

●	We have incurred significant losses in every year since our inception. We expect to continue to incur losses over the next several years and may never achieve or maintain profitability.

●	Our independent registered public accountants have expressed substantial doubt as to our ability to continue as a going concern.

●	Our business is highly dependent on the success of our lead product candidate. If we are unable to advance clinical development, obtain approval of and successfully commercialize our lead product candidate for the treatment of patients in approved indications, our business would be significantly harmed.

●	Our engineered Chimeric Engulfment Receptor T (“CER-T”) cells represent a novel approach to cancer treatment that creates significant challenges for us.

●	Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or to commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.

●	Success in preclinical studies or clinical trials may not be indicative of results in future clinical trials.

●	Manufacturing genetically engineered products is complex and we, or our third-party manufacturers, may encounter difficulties in production. If we or any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or prevented.

●	If we are unable to advance clinical development, obtain approval of and successfully commercialize our lead product candidate for the treatment of patients in approved indications, our business would be significantly harmed.

●	Genetic engineering of T cells to create CER-T cells is a relatively new technology, and if we are unable to use this technology in our intended product candidates, our revenue opportunities will be materially limited.

●	We may not be successful in our efforts to identify or discover additional product candidates.

●	Data from our preclinical trials is limited and may change as patient data becomes available or may not be validated in any future or advanced clinical trial.

●	Clinical trials are difficult to design and implement, involve uncertain outcomes and may not be successful.

●	We will depend on enrollment of patients in our clinical trials for our product candidates. If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

●	We face competition from companies that have developed or may develop product candidates for the treatment of the diseases that we may target, including companies developing novel therapies and platform technologies. If these companies develop platform technologies or product candidates more rapidly than we do, if their platform technologies or product candidates are more effective or have fewer side effects, our ability to develop and successfully commercialize product candidates may be adversely affected.

●	We operate in a rapidly changing industry and face significant competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

●	We are highly dependent on our key personnel, including individuals with expertise in cell therapy development and manufacturing, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

●	We will need substantial additional financing to develop our products and implement our operating plans, which financing we may be unable to obtain, or unable to obtain on acceptable terms. If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our product candidates.

●	If our security measures, or those of our contract research organizations (“CROs”), contract development and manufacturing organizations (“CDMOs”), collaborators, contractors, consultants or other third parties upon whom we rely, are compromised or the security, confidentiality, integrity or availability of our information technology, software, services, networks, communications or data is compromised, limited or fails, we could experience a material adverse impact.

●	Our product candidates may cause undesirable side effects, safety concerns, efficacy problems or have other properties that have halted and could in the future halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.

●	We will rely on third parties to conduct our clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

●	We rely on third parties to manufacture and store our clinical product supplies, and we may have to rely on third parties to produce and process our product candidates, if approved. There can be no assurance that we will be able to establish or maintain relationships with such third parties. We may in the future establish our own manufacturing facility and infrastructure in addition to or in lieu of relying on third parties for the manufacture of our product candidates, which would be costly, time-consuming and which may not be successful.

●	We maintain single supply relationships for certain key components, and our business and operating results could be harmed if supply is restricted or ends or the price of raw materials used in our suppliers’ manufacturing process increases.

●	Our product candidates rely on the availability of specialty raw materials.

●	Clinical development and the regulatory approval process involve a lengthy and expensive process with an uncertain outcome and results of earlier studies and preclinical data, and trials may not be predictive of future clinical trial results. If our preclinical studies and clinical trials are not sufficient to support regulatory approval of any of our product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of such product candidate.

●	Regulatory requirements in the United States and abroad governing cell therapy products have changed frequently and may continue to change in the future, which could negatively impact our ability to complete clinical trials and commercialize our product candidates in a timely manner, if at all.

●	We are subject to stringent and changing privacy laws, regulations and standards as well as policies, contracts and other obligations related to data privacy and security.

●	Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.

●	An active trading market for our Common Stock may not be available on a consistent basis to provide stockholders with adequate liquidity. The price of our Common Stock may be extremely volatile, and stockholders could lose all or part of their investment.

●	Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

●	We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

●	Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our securities.

●	Because we became a public reporting company by means other than a traditional underwritten initial public offering, our stockholders will face additional risks and uncertainties.

●	Since the completion of our initial public offering (“IPO”), there has been a precipitous drop in the market values of companies formed through mergers involving special purpose acquisition companies. Accordingly, securities of companies such as ours may be more volatile than other securities and may involve special risks.

●	Securities of companies formed through mergers with special purpose acquisition companies such as ours may experience a material decline in price relative to the share price of the special purpose acquisition companies prior to the merger.

●	Our Warrants will become exercisable for our Common Stock, which would increase the number of shares eligible for future resale in the public market and would result in dilution to our stockholders.

v

PART I

Item 1. Business.

Overview

We are an innovative immunotherapy company advancing the development of next-generation engineered T cell therapeutics for the treatment of cancer. Our proprietary approach to T cell engineering, which enables us to integrate certain desirable characteristics of both innate and adaptive immunity into a single therapeutic construct, is designed to engage the body’s full immune repertoire to achieve optimized cancer therapy. Our novel cellular immunotherapy platform is designed to redirect patient-derived T cells to eliminate tumors by building in engulfment pathways that employ phagocytic mechanisms to destroy cancer cells, creating what we refer to as CER-T cells. We believe the differentiated activity of CER-T cells will afford them greater therapeutic application than currently approved chimeric antigen receptor T (“CAR-T”) cell therapies, for use spanning both hematological malignancies and solid tumors. We are nearing completion of extensive preclinical testing and studies which are needed to obtain regulatory clearance to initiate human clinical trials with CER-1236, and have engaged in a pre-IND meeting with the Federal Drug Administration (the “FDA”). We anticipate filing an investigational new drug (“IND”) application and, if allowed to proceed, initiating clinical trials for our lead drug candidate, CER-1236, in 2024. However, manufacturing delays or other delays with IND-enabling studies, among other factors, may impact the timing and approval of such trials.

The ability to enhance the activity of T cells against human cancers through genetic engineering has been among the most significant advances in cancer therapy in the last decade. One of the more promising therapeutic uses of T cells to emerge has been CAR-T cell technology. Yet as remarkable a development as CAR-T cell therapy has been, its use has been largely limited to the treatment of certain hematological cancers due to CAR-T cells’ limited ability to proliferate, traffic, and circulate in solid tumors. Curative cell therapies for solid tumors currently do not exist, and the significance of this limitation is underscored by the prevalence of solid tumor malignancies. The American Cancer Society estimates that solid tumor cancers accounted for more than 1.7 million of the 1.9 million people newly diagnosed with cancer in 2022. Even in hematological malignancies with approved CAR-T cell therapies, cure rates do not exceed 60%. Nevertheless, despite such limitations, sales of CAR-T cell therapies are anticipated to grow rapidly over the next several years and are expected to exceed $10 billion globally by 2030.

We believe that the preferential attributes engineered into our CER-T cell therapy enables us to overcome many of the limitations which hinder the wider application of CAR-T technology. Our CER-T cells employ a novel targeting mechanism that enables the use of phagocytic pathways. Specifically, they target phosphatidylserine (“PS”), a critical component of the cell’s plasma membrane that has a key role in cell cycle regulation. Exposure of PS on the outer surface of the plasma membrane acts as an “eat-me” signal and marks abnormal, stressed and dying or dead cells for phagocytosis. The pro-phagocytic activities of CER-T cells are designed to integrate innate immune effector functions into cytotoxic killer T cells, creating within a single T cell the ability to directly mediate cytotoxic effects and indirectly prime other immune cells. As externally oriented PS is ubiquitously expressed by numerous cancer cell types, we believe a single CER-T construct may have broad clinical utility in treating an array of cancers. Moreover, in preclinical studies, we have observed CER-T cells to exhibit superior cross-presentation abilities compared to conventional T cells, potentially triggering a broad complement of immune effector cells against tumors. In consequence, we envision CER-T therapeutics as potentially having differentiated therapeutic utility with application across a wide array of cancer types.

We have patterned the design of our CER-T constructs based upon many of the components found in existing conventional CAR-T cell therapies, which we believe could shorten development timelines and enhance commercial application. The processes and protocols used to genetically modify a patient’s T cells to produce CAR-T cells are already well recognized, as is the use of lentivirus in the manufacture of these therapies. Accordingly, we have developed CER-T cell manufacturing processes that closely resemble those used to produce existing engineered CAR-T cells. We also expect to benefit from the well-defined and recognized regulatory guidelines established by both U.S. and European regulatory authorities related to CAR-T therapy and its use. In contrast to these attributes, we believe that other emerging CAR-based drug candidates which involve immune effector cells other than T cells, such as CAR-NK and CAR-M therapies, that are in the earlier stages of clinical development are unlikely to enjoy similar benefits.

In preclinical studies, we have observed CER-1236 to display attractive functional attributes, among which are:

●	target-dependent activation, anti-tumor cytokine production and high proliferative capacity;

●	phagocytosis of tumor cells;

●	distinct transcriptome, cytokine and chemokine signatures that substantiate the complementary activity of both the innate and adaptive immune response;

●	enhanced antigen acquisition, processing and presentation;

●	no evidence of T cell exhaustion despite repeated challenges;

●	no observed off-target or off-tumor toxicities;

●	expression and maintenance of diverse T cell populations, including naïve and memory cells, likely indicative of response persistence and durability; and

●	well defined and scalable manufacturing protocols.

Based on the preclinical data regarding the use of CER-1236 T cells to combat hematologic malignancies, we currently intend to file an IND application to begin clinical trials in 2024. We anticipate that our initial targets will be relapsed, remitting acute myeloid leukemia (“AML”) patients as well as aggressive, difficult-to-treat B cell malignancies, including aggressive mantle cell lymphoma (“MCL”) and refractory chronic lymphocytic leukemia (“CLL”). AML is a heterogenous and aggressive hematopoietic malignancy characterized by the rapid buildup of immature myeloid cells in the bone marrow and blood. This process results in the inhibition of normal hematopoiesis, manifesting as neutropenia, anemia, thrombocytopenia, and the clinical features of bone marrow failure. AML accounts for 90% of all acute leukemias in adults, with an estimated 20,240 new cases and 11,400 deaths expected in the United States in 2023. The disease often presents with signs and symptoms related to infiltration of leukemic blasts into the bone marrow resulting in infections and disruption of normal hematopiesis and is associated with a variety of laboratory derangements in addition to abnormal blood counts. The current treatment has remained largely unchanged over several decades with combination chemotherapy with cytarabine for 7 days and an anthracycline for 3 days (“7+3”). Newer, targeted approaches that include multi-kinase domain inhibitors and antibody-drug conjugates are now available during induction chemotherapy for certain patients. For patients that are sufficiently healthy and at unfavorable risk, allogeneic Hematopoietic Stem Cell Transplants (“HSCTs”) are commonly performed. Despite these interventions, there is significant unmet medical need for novel therapies, including cell therapeutic approaches. In the difficult-to-treat B-cell malignancies, durable responses with CAR-T cell therapy are often evasive and the high frequency of acute multi-organ complications often limits its use, particularly among chronically ill or elderly patients. Existing FDA-approved CD19-targeted CAR-T cell therapies produce an overall response rate of between 50% and 80%. Our Phase 1 clinical trial of around 25 patients, is intended to evaluate the safety, potential therapeutic utility and applicable dose of CER-1236. Following a trial in these hematological malignancies, we intend to expand the clinical development of CER-1236 to include solid tumors such as non-small cell lung cancer (“NSCLC”) and ovarian cancer. We believe that CER-1236 has the potential to be a therapy for the unmet needs of targeted indications, if approved, and differentiated by its safety, tolerability, efficacy and clinical benefit over current therapeutic alternatives, which have been observed in preclinical studies. None of the abovementioned statements regarding any of our products in development are intended to be a prediction or conclusion of efficacy. No clinical trials on our product candidates have commenced so no conclusions relating to such attributes can be made.

Our Strategy

Our intent is to become a leading biopharmaceutical company focused on the capital-efficient advancement of innovative anti-cancer product candidates targeting the unmet medical need associated with aggressive and difficult-to-treat hematological malignancies and solid tumors. To accomplish this objective, the key elements of our strategy include:

●	Advance the clinical development of CER-1236 for the treatment of AML patients and difficult-to-treat B cell malignancies. Based on preclinical data generated to date related to the use of CER-1236 to treat hematological cancers, we intend to initially target relapsed and refractory AML patients as well as MCL and refractory or relapsed CLL for clinical development. These are aggressive cancers with limited treatment options. Moreover, these cancers represent a significant unmet medical need, as patients diagnosed with AML, MCL or refractory or relapsed CLL are often ineligible for CAR-T cell therapy. Approximately 20,000 cases of AML, 4,800 cases of MCL and 19,000 cases of CLL are diagnosed annually in the U.S.

●	Leverage past and current CAR-T product approvals to shorten the regulatory and manufacturing pathway for CER-1236. We have designed our CER-T cells to share similar construction to currently approved CAR-T cell therapies. The processes and protocols used to produce autologous CAR-T cells are well recognized, and we expect to benefit from the well-defined regulatory guidelines established by both U.S. and European regulatory authorities related to CAR-T cell therapy manufacture. Accordingly, we have configured CER-T cell manufacturing processes to share similarities with those employed in the production of CAR-T cells.

●	Expand CER-1236 development activities to target solid tumors. If supported by the clinical data of CER-1236 for the treatment of AML and/or B cell malignancies, we subsequently intend to expand the clinical development of CER-1236 to include solid tumors. To this end, we plan on evaluating the potential therapeutic utility of CER-1236 to treat NSCLC and ovarian cancer, indications for which efficacious treatments have proven elusive. We believe CER-1236’s differentiated mechanism of action enables the enhanced activity of a broader contingent of immune effector cells, which may allow CER-1236 to achieve success treating cancers for which currently approved CAR-T cell therapies have demonstrated little clinical benefit.

●	Seek strategic partnerships for select indications. CER-1236 is designed to have broad application in the treatment of both hematological diseases and solid tumor indications. As such, we believe this single therapeutic candidate may offer opportunity in multiple treatment protocols. We intend to pursue preclinical and clinical development opportunities for certain of these cancers in a capital-efficient manner, including selectively pursuing strategic partnerships with leading biopharmaceutical companies with clinical development expertise to maximize the value of our pipeline. As we seek to commercialize any approved products, we plan to retain worldwide rights for certain development initiatives, while considering partnership opportunities for others.

The Immune System and its Function

The immune system is a host defense system comprising multiple structures and processes within an organism that protects against disease. As with other mammalian species, the human immune system is segregated into two separate yet interconnected components, the innate immune system and the adaptive immune system. The innate immune system is responsible for an immediate, non-specific response to infected or diseased cells. Triggering its activation are pathogen-associated and damage-associated molecular patterns recognized by preconfigured pattern recognition receptors which reside on the surface of various types of leukocytes, or white blood cells, that make up the innate immune system, including macrophages, dendritic cells, eosinophils and natural killer (“NK”) cells. In addition to its direct participation in eliminating damaged or diseased cells, certain components of the innate immune system function significantly as antigen-presenting cells (“APCs”) promoting the activity of the adaptive immune system.

The adaptive immune system is composed of special types of leukoctyes known as T and B lymphocytes, also known as T and B cells, respectively. T cells participate primarily in the cell-mediated immune response while B cells are involved in the humoral immune response. T cells are an essential component of the adaptive immune system, targeting specific antigens and either destroying targeted cells directly or participating in their destruction by activating other immune cells. T cells use T cell specific receptors to recognize antigens presented via major histocompatibility complex (“MHC”) molecules on APCs. Through this mechanism, T cells have the ability to target tumor-transformed or virus infected cells, as well as help coordinate the activity of other immune cells.

T cells are differentiated by the expression of protein markers on their surface. The two most prominent types of T cells are those that express CD8 molecules and are known as CD8 T cells, and those that express CD4 molecules and are known as CD4 T cells. CD8 T cells, also referred to as cytotoxic lymphocytes (“CTLs”), eliminate cells which they encounter that are recognized as being infected with viruses or other pathogens or are otherwise damaged or dysfunctional through a process referred to as cell lysis, which involves the release by these killer T cells of perforins and granzymes to compromise the integrity of the target cell’s membrane. Endogenous pathogens are broken down by mechanisms present in virtually all cells into smaller fragments and presented to CD8 T cells in combination with an MHC class I molecule. CD4 T cells, also referred to as T helper cells, have limited cytotoxic activity and typically do not kill infected or dysfunctional cells or eliminate pathogens directly. Instead, they participate in the immune response by providing signals which activate and orchestrate other types of immune cells to perform these tasks. Professional APCs, such as dendritic cells and macrophages, process exogenous pathogens and then present small fragments of the degraded pathogen to CD4 T cells in combination with an MHC class II molecule, through a phenomenon known as cross-presentation, antigens of exogenous origin are coupled with an MHC Class I molecule to amplify CD8 T cell activity. Antigen cross presentation is of particular importance in the immune system’s response to cancer.

Genetically Engineered T Cells

The ability to enhance the activity of T cells against human cancers through genetic engineering has been among the most significant advances in cancer therapy in the last decade. Advances in understanding T cells and their role in immunology, and an appreciation of their potential use to treat cancer, has increased interest in the clinical application of T cells in recent years, with the field of adoptive immunotherapy attaining increased prominence as a means of enhancing immune control over tumors. Modern molecular biological techniques allow scientists to introduce genes into human T cells that enhance T cell activity, expand their numbers and infuse them back into the patient from whom they were originally harvested. We have developed a novel approach to T cell engineering which has enabled us to integrate certain desirable characteristics of both the innate immune system and the adaptive immune system into a single therapeutic construct intended to optimize cancer therapy. This novel cellular immunotherapy platform is designed to redirect T cells to eliminate tumors by building in engulfment pathways that employ phagocytic programs, creating our CER-T cell therapy.

Phagocytosis is a vital cellular process by which a phagocytic cell engulfs and internalizes a target for elimination and is a major mechanism for the removal of pathogens and unwanted cells to maintain tissue homeostasis. The human body removes billions of cells daily through phagocytic processes. Phagocytic removal employs specific cell clearance programs and machinery to eliminate target cells. The process is a crucial part of the innate immune system and is distinct from the adaptive immune response which involves the generation of cytotoxic T cells to elicit antigen-specific, cytolytic target elimination. To optimize anti-tumor function, we developed CER-T cell therapy to collaboratively mediate both cytotoxic and phagocytic mechanisms. By leveraging the strength of both immune responses, engulfment has the potential for more silent and nontoxic cell removal compared to current CAR-T cell therapies. By leveraging both immune responses, we believe CER-T cell therapy has the potential to eliminate cancer cells more effectively and with fewer side effects than traditional CAR-T cell therapies.

The recognition of phagocytosis as a therapeutic modality to directly clear cancer cells and initiate anti-tumor T cell immune responses has fueled interest in effectively engaging phagocytes for use in cancer therapy. Macrophage cell engineering and macrophage-targeting approaches that enhance cytotoxic, phagocytic and cytokine-mediated anti-tumor function are in development. Early clinical trial data from therapeutic candidates targeting myeloid inhibitor function has demonstrated the potential to elicit clinical responses. However, the diverse pro-tumor functions of myelo-monocytic cells may offset these efforts by supporting cancer cell survival, proliferation and the release of factors that may impede anti-tumor immune responses. Limited in vivo proliferation and manufacturing challenges have also been hurdles in the development of mononuclear phagocyte-based cellular therapy.

Experimental evidence demonstrates the ability of CER-T cells to engulf targeted cells, employ cytolytic and non-cytolytic killing mechanisms, and exhibit pro-inflammatory and antigen processing capabilities that augment the current capabilities of T cell immunotherapy. To that end, we believe CER-T cell therapy, if approved, may become a component of standard of care treatment regimens, used in combination with both small molecule therapeutics and biologics including monoclonal antibodies, and CAR-T and high affinity T cell receptor (“TCR”) T cell therapies to direct robust tumor elimination.

The Increasing Prominence of CAR-T Technology

Immunotherapy is a treatment that harnesses the components and mechanics of the immune system to address diseases and disorders. Cellular immunotherapy is a form of immunotherapy that focuses on modulating or enhancing the activity of different immune cells. One of the more prominent and promising therapeutic uses of T-cells to emerge has been CAR-T cell technology.

CAR-T therapy recognizes specific antigens that are present on the surface of tumor cells and destroys them. The concept of CAR-T builds upon the normal biology of CTLs, whereby naturally occurring receptors serve to activate these cells when a foreign pathogen or cancerous cell is detected. Conventional CAR-T cell therapy involves the genetic manipulation of a patient’s T cells to enable the expression by those modified cells of a receptor designed to bind to a specific surface antigen. After the removal of the T cells from the patient’s blood, a viral vector containing the genetic instructions for the CAR is employed to insert those genes into the genome of the T cell through a process known as transduction. Aggregated in a single viral vector are the genes encoding for each component of the CAR. Typical of the prevailing generation of CAR architecture is the inclusion of these components:

●	Antigen recognition domain. At one end of the CAR is a binding domain that is specific to a targeted antigen. This domain is exposed to the outside of the engineered lymphocyte, where it can recognize the target antigen or antigens. The extracellular target binding domain of CAR-T therapies currently approved by the FDA typically use a single-chain variable fragment (“scFv”), consisting of the heavy-chain and light-chain variable regions of an antibody.

●	Extracellular hinge domain. The hinge domain is a small structural component which extends from the outer cell membrane to the antigen recognition domain and provides conformational flexibility to facilitate optimal binding of the antigen recognition domain to the targeted antigen on the surface of the cancer cell.

●	Transmembrane domain. This middle portion of the CAR links the antigen recognition domain to the activating elements inside the cell. The transmembrane domain anchors the CAR in the lymphocyte’s membrane, bridging the extracellular hinge and antigen recognition domains with the intracellular signaling domain and provides critical stability to the CAR. In addition, the transmembrane domain may also interact with other transmembrane proteins that enhance CAR function.

●	Intracellular signaling domain. The other end of the CAR, inside the T cell, is connected to two or more contiguous domains responsible for activating the lymphocyte when the CAR binds to its target antigen. The first, found in almost all CAR constructs, is called CD3-ξ. The CD3-ξ domain delivers an essential primary signal within the T cell and is the natural basis for activation of these lymphocytes. The current generation of CAR-T configurations generally employ one or more costimulatory domains, such as CD28, to provide enhanced activation signals and augment lymphocyte activity. Together, these signals result in the proliferation of the CAR-enabled T cells and selective cellular destruction. In addition, activated CAR-T cells stimulate the local secretion of cytokines and other molecules that can recruit and activate additional immune cells to increase target elimination.

The assembly of these core CAR components is depicted in the schematic presented below to which certain non-coding regulatory sequences may be used to augment viral gene expression.

Delivery of conventional CAR-T cell therapies involves a single viral vector.

Conventional CAR-T cell therapies often utilize a lentiviral vector for the delivery of CAR specific genes. Lentiviral particles offer a well-characterized transduction mechanism and are recognized as efficient and convenient vehicles for gene transfer as they demonstrate broad tropism, or activity, in a wide array of cell types, and can be used to target quiescent, or non-dividing, cells. In addition, they do not integrate close to the promoter regions of genes with the frequency of other gene delivery alternatives and lack the immunogenicity of DNA-based vectors, characteristics which provide for enhanced safety. The use of a lentiviral vector to facilitate ex vivo clinical gene transfer has been demonstrated to be safe in humans for two decades with no genotoxicity observed in hundreds of patients following gene transfer into T cells or hematopoietic progenitor cells.

Currently, six CAR-T cell therapies have been approved by the FDA for the treatment of certain types of hematological cancers. The first two, approved in 2017, are axicabtagene ciloleucel, sold by Gilead Sciences under the brand name Yescarta, and tisagenlecleucel, sold by Novartis under the brand name Kymriah. A third CAR-T cell therapy, brexucabtagene autoleucel, which is comparable to Yescarta and sold by Gilead under the tradename Tecartus, was approved in 2020. Lisocabtagene matraleucel, sold by Bristol Myers Squibb under the brand name Breyanzi, received FDA approval in February 2021 with Bristol Myers Squibb also receiving approval for idecabtagene vicleucel, sold under the tradename Abecma, in March of that year. Most recently, Janssen Biotech received FDA approval for ciltacabtagene autoleucel, brand name Carvykti, to treat adult patients with relapsed or refractory multiple myeloma and which targets the BMCA protein expressed on cancer cells rather than CD19, the target of the other approved CAR-T cell therapies. Each of these therapies is an autologous therapy and is made from T cells first collected from the patient, which are then genetically modified and administered back to the same patient. Sales of CAR-T cell therapies are anticipated to grow rapidly over the next several years and are expected to exceed $10 billion by 2030. CAR-constructs incorporating alternate immune effector cell types, including NK cells and macrophages, are in earlier stages of clinical development and have only recently entered clinical trials. To date, no CAR-based therapies that employ NK cells or macrophages have received FDA approval. There are at present no FDA approved CAR T cell products for AML.

The Limitations of Current CAR-T Technology

Much of the excitement of cellular therapy surrounds the curative potential of adoptive transfer of genetically engineered T cells. Adoptively transferred T cells proliferate upon their engagement with target antigens and represent a form of therapy that can be appropriately characterized as living and expanding. Efficient targeted killing and tumor elimination may be achieved in a short period of time. However, multiple barriers limit the efficacy of conventional CAR-T cell therapy. A high rate of side effects often accompany treatment with currently approved products, especially in those patients with high tumor burdens. In addition, partial responses occur, often associated with immune escape of the tumor from the TCR or the display by the T cells of an exhaustion phenotype. Moreover, while engineered CAR-T cells have shown remarkable potential in the treatment of hematological cancers, they have not demonstrated equivalent efficacy in the treatment of solid tumors. Curative cell therapies for solid tumors currently do not exist and the importance of this limitation is underscored by the prevalence of solid tumor malignances. The American Cancer Society estimates that solid tumor cancers accounted for more than 1.7 million of the 1.9 million people newly diagnosed with cancer in 2021. Even in hematological malignancies with approved CAR-T cell therapies, less toxic orthogonal treatment approaches are needed as cure rates for CD19-targeted CAR-T cell therapies do not exceed 60%.

Challenges to the use of cellular therapy to address solid tumors often relate to difficulty in developing receptors directed towards targets expressed in high frequency on cancer cells as well as overcoming the immunosuppressive microenvironments that contribute to ineffective immune responses. The tumor stroma, made up of a dense fibrotic matrix, often surrounds solid tumors and acts as a physical barrier, which restricts CAR-T cell access to the tumor. CAR-T cell activity may be further hindered by the tumor microenvironment (“TME”). In the TME, multiple cell types which drive immunosuppression infiltrate solid tumors, including myeloid-derived suppressor cells, tumor-associated macrophages, and regulatory T cells. The interaction of these cells and the tumor cells increases the expression of signaling molecules that enable tumor cell proliferation while dampening the generation of co-stimulatory signals necessary for T cell expansion and persistence. In addition, TME-associated immune dysfunction may result in a down regulation of MHC class I molecules, limiting proper antigen presentation and T cell proliferation. Collectively, these attributes of solid tumors enable them to avoid normal immune surveillance. Increased engagement of the endogenous host response is also an important, if not critical, component of CAR-T cell therapy clinical success as the recruitment into the tumor of bystander lymphocytes has been observed in tumor biopsies from patients with curative CAR-T cell therapy. Enhancing the host’s own response to tumor cells offers an important opportunity to improve current CAR T cell responses.

CAR-T recipients may also incur serious adverse events (“SAEs”), perhaps the most prominent of which is cytokine release syndrome (“CRS”). Believed to be related to the rapid proliferation and activation of T cells upon detection of a target antigen, severe or life-threatening CRS was noted in a significant number of patients who participated in the registrational trials of FDA-approved CAR-T therapies. These SAEs can result in patients who receive conventional CAR-T therapy requiring longer hospitalizations and more intensive medical care. The frequency and severity of observed SAEs was one of the primary reasons that administration of currently approved CAR-T therapy is restricted to a select number of treatment centers. Moreover, aside from the low-level expression of certain cancer specific neoantigens, most tumor associated antigens are also found on normal cells which may lead to serious, if not life threatening, “on-target, off-tumor” toxicities.

We believe that the preferential attributes engineered into our CER-T cell therapies have the potential to represent a next-generation adoptive cellular immunotherapy approach and enable us to overcome many of the limitations which hinder the wider application of current CAR-T technology. The prophagocytic and immunomodulatory properties of CER-T cells are designed to overcome some of the immunosuppressive elements in many solid tumors. In addition, their anticipated superior antigen presentation properties may enhance a patient’s ongoing immune response against tumor antigens. In consequence, we envision CER-T therapeutics as having a differentiated mechanism for tumor clearance that enables the potential for enhanced activity across a broad array of hematological malignancies and solid tumors.

CER-T Cell Therapy Technology

Distinguishing our CER-T cell therapy candidate is the integration into a single therapeutic construct of many of the anti-tumor capabilities resident in both the innate and the adaptive immune systems. We believe the coupling of these functions better emulates normal immune system activity which may promote enhanced T cell activation, proliferation and durability for more robust elimination of cancerous cells and reduction in tumor burden.

We have designed our CER-T constructs to embrace many of the components found in conventional CAR-T cell therapies. The processes and protocols used to genetically modify a patient’s T cells to produce CAR-T cells are well recognized, as is the use of lentivirus in the manufacture of these therapies. Accordingly, we have constructed CER-T cell manufacturing processes to be similar to those of CAR-T cells. We expect to benefit from the well-defined regulatory guidelines established by both U.S. and European regulatory authorities related to CAR-T cell therapy and its use.

The biological foundations for CER-T cell therapy

PS is a component of a cell’s plasma membrane and has a key role in cell removal. Under normal physiological conditions, PS is restricted to the inner leaflet of the phospholipid bilayer which makes up the plasma membrane of a cell. However, cellular stresses cause the externalization of PS to the cell surface. Exposure of PS on the outer surface acts as an “eat-me” signal and marks abnormal, stressed and dying or dead cells for phagocytic clearance. A variety of tumors have been shown to have increased surface PS as a result of altered plasma membrane regulation. Among hematologic tumors, loss-of-function mutations in the flippase chaperone transmembrane protein 30A (“TMEM30A”), have been identified in approximately 5% to 11% of patients with diffuse large B cell lymphoma (“DLBCL”) and among a cohort of newly diagnosed patients, this mutation was correlated with improved response to the standard therapeutic regimen suggesting the host’s immune elimination of PS positive tumor cells enhances tumor clearance. We are seeking to exploit the presence of PS expressed on the outer cell surface of both hematological malignancies and solid tumors to create our next generation anti-cancer agents.

CER-1236: Our Lead Development Candidate

As externally oriented PS is present on many cancerous cells regardless of tumor type, we believe a single CER construct may demonstrate clinical utility in treating an array of cancers. To that end, we have focused our development activities on optimizing the cancer killing capabilities of a specific CER-T therapeutic design. These efforts have resulted in our lead clinical candidate, CER-1236. In preclinical studies, we have observed CER-1236 to display attractive functional capabilities and product characteristics, among which are:

●	target-dependent activation, anti-tumor cytokine production and high proliferative capacity;

●	tumor cell phagocytosis;

●	distinct transcriptome, cytokine and chemokine signatures that substantiate the complementary activity of both the innate and adaptive immune response;

●	enhanced antigen acquisition, processing and presentation;

●	no evidence of T cell exhaustion despite repeated challenges;

●	no observed off-target or off-tumor toxicities;

●	expression and maintenance of diverse T cell populations, including naïve and memory cells, likely indicative of response persistence and durability; and

●	well defined and scalable manufacturing protocols.

We have designed CER-1236 to align with components included in the current generation of conventional CAR-T configurations by fusing the external domain of TIM-4, a phagocytic receptor, with intracellular signaling domains from T cells and innate immune cells. TIM-4 harbors endogenous phagocytic capacity through its binding to the pro-phagocytic “eat-me” signal PS. CER-1236’s intracellular signaling domains, including TLR2/TIR, CD28 and CD3ξ motifs, are designed to augment both TIM-4 mediated phagocytosis and cytotoxic T cell function. Another similarity between conventional CAR-T therapeutic formats and our CER-T design is the delivery vehicle used in transduction. As is found in many approved CAR-T therapies, our CER-T technology also employs a lentiviral vector to facilitate gene delivery to patient-derived T cells. A schematic of the structural elements of CER-1236 is presented below.

Schematic of CER-1236

Abbreviations: TIM-4 = ectodomain of the T cell immunoglobulin mucin domain protein 4; TLR2 = toll-like receptor 2; TIR = toll/interleukin-1 receptor.

CER-1236 employs an innovative mechanism of action

CER-1236 is an autologous T cell therapy candidate designed to target PS through the external domain of the prophagocytic receptor TIM-4 protein. This therapeutic construct was developed to combine adaptive T cell killing activity with phagocytic clearance and antigen presentation activity to create T cells with enhanced cancer immunotherapy capabilities. The approach builds on the early success of adoptive T cell transfer, which has demonstrated the ability of T cells to proliferate, traffic, and circulate within both primary and metastatic tumors.

By enhancing phagocytic clearance and antigen presentation activity and integrating them into T cells, we believe CER-T cells offer the potential for more effective elimination of cancer cells. The industry’s decades-long experience with engineered T cell use provides a solid foundation for the development of CER-1236.

As the target ligand of our initial CER-T cell is not an antigen restricted to only certain tumors, CER-1236 T cells may provide clinical benefit across multiple tumor types. The functional interaction of CER-1236 T cells is depicted in the illustration presented below.

CER-1236 T cells are designed to harness the power of both the innate and adaptive immune systems

CER-1236 expresses the external domain of the prophagocytic receptor TIM-4 which is linked to T cell and innate immune cell intracellular signaling domains. TIM-4 is normally expressed on subsets of macrophages and dendritic cells and harbors endogenous phagocytic capacity through its binding to and recognition of PS. The intracellular signaling domains in CER-1236 are designed to trigger T cell cytotoxic function and enhance TIM-4 mediated phagocytosis. CD3ξ is the signaling component of the TCR and CD28 is a co-stimulatory domain needed for optimal activation. The TLR2/TIR domain is involved in both innate and adaptive immune responses and activation of TIR further enhances signaling through both NFξB and the mitogen-activated protein (“MAP”) kinase family, promoting T cell activity and phagocytic uptake. Both CD28 and CD3ξ signaling domains are incorporated into approved CAR-T cell products. A third generation anti-CD19 CAR-T cell that incorporates a TLR2/TIR is currently in clinical development.

By virtue of the TIM-4 engulfment receptor and the intracellular signaling domains, CER-1236 combines attributes of both T cells and phagocytic cells. In phagocytic cells, such as macrophages and dendritic cells, recognition of the TIM-4 ligand, PS, on the surface of apoptotic cells by native TIM-4 leads internalization by utilizing integrin coreceptors to activate phagocytic signaling. TIM-4-mediated phagocytosis depends on activation of the RAC1 GTPase which is similarly targeted by TLR signaling, especially TLR9 and TLR2. However, it has been shown that deletion of the intracellular portion of TIM-4 is not required for phagocytosis, and therefore the extracellular domain (“ECD”) of TIM-4 appears to function as a tether during phagocytosis to allow intracellular signaling by other transmembrane phagocytic molecules with which it associates, such as the integrins which are expressed ubiquitously on T cells. Since CER-1236 contains only the ECD of TIM-4, binding to PS on tumor cells recruits the cell-surface phagocytosis machinery, and simultaneously directly activates CER-1236 T cells through the intracellular CD3ξ and CD28 costimulatory domains. Phagocytosis and cytokine secretion are further enhanced by the TLR2/TIR intracellular signaling domain.

In preclinical studies, CER-1236 empowers T cells with phagocytic and cytotoxic potency

In an in vitro evaluation of the phagocytic potential of CER-1236, CER-transduced T cells demonstrated robust phagocytosis of PS. CER-1236 T cells were produced by transducing donor T cells using a lentiviral vector encoding for the chimeric receptor CER-1236, yielding a high percentage of T cells expressing the TIM-4 receptor, in similar CD4:CD8 ratios to untransduced cells. CER-1251 T cells, which express matching intracellular signaling domains but are unable to bind to PS due to a mutation in the gene encoding for the TIM-4 binding site, were also produced as a negative control.

PS-coated agarose beads were prelabeled with pHrodo red, a pH-sensitive dye which displays limited fluorescence at neutral pH but generates significant fluorescence in acidic pH. The post-phagocytic fusion of phagosomes and lysosomes leads to a drop in pH which can be detected by pH-sensitive dyes. As is illustrated in the graphic below, CER-1236 T cells co-cultured with PS-coated beads displayed significant phagocytic activity with up to 60% of CER-T cells acquiring a pHrodo red signal, indicative of bead capture and internalization. By contrast, untransduced T cells and CER-1251 T cells, with a mutation in the TIM-4 binding site, demonstrated minimal pHrodo red binding.

CER-1236 displays robust, target-specific phagocytic activity

Phagocytosis (%)
80
60
40
20
0
*
*
Untransduced
CER-1236
MutantTIM-4 CER-1251

Gene expression patterns demonstrate the combined cytotoxic and phagocytic functions which reside in the CER-1236 T cell. RNA-sequencing enabled the interrogation of the transcriptional profile of CER-1236 T cells after stimulation, with defined separation between the CER-1236 activated cells and the untransduced and CER-1251 control T cells. As is presented in the gene expression profile below, over 1,700 genes were noted to be differentially expressed in CER-1236 stimulated T cells in comparison to CER-1251 stimulated T cells. Among these genes were those related to pathways with well-known involvement in regulating phagocytosis, genes involved in nucleation of the ARP-WASP complex, Rho family GTPases, RAC signaling and phagosome formation. Of note, the RhoG subfamily of GTPase has been previously implicated in TCR-driven phagocytic processes. This aggregate of transcriptional signatures is indicative of the multi-modal immune response elicited by CER-1236 T cells.

Phagocytic and cytotoxic transcriptional signatures demonstrate the plasticity of CER-1236 T cells

1236ps VS 1251ps
200
150
100
50
0
-log10FDR
-5
0
5
10
log2fold Change
Expression
Down-regulated
Up-regulated
RIPOR2
SLAMF6
CD300A
FCGR2B
JUNB
RHOB
DOCK1
ITGAD
RELB
ITGB5
G2MB
CD80
MRAS
RHOV
IFNG
IL13
IL2
IL3

CER-1236 T cells were also observed to generate potent anti-cancer responses in cell lines derived from specific hematological malignancies and solid tumors. Using an MCL cell line that has been modified to constitutively express externalized cell surface PS, MCL cells were co-cultured with either CER-1236 T cells or untransduced T cells. Notably, CER-1236 T cells eliminated 87% of the MCL cells while the untransduced cells demonstrated minimal cytotoxic ability. In addition, CER-1236 T cells secreted multiple cytokines, including IFNξ, granzyme B and TNFξ, all indicative of robust and sustained T cell cytotoxicity. Cytokine secretion was determined to be dependent of binding to PS, as CER-1251 T cells did not secrete cytokines despite exposure to cell surface PS. Further visual evidence of the cancer-killing capacity of CER-1236 T cells is illustrated in the staining assays depicted in the graphs presented below. In the assays with no CER-1236 T cells, a significant proliferation of cancer cells was observed, as evidenced by the increase in red staining, while the growth of cancer cells when exposed to CER-1236 T cells was limited. These results are presented in the graph to the left below.

CER-1236 T cells demonstrates potent cytotoxic responses to cancer cells in vitro

Significant cytotoxic activity of CER-1236 was also noted in an advanced NSCLC cell line which had a mutation in its epidermal growth factor receptor (“EGFR”) gene, a cancer type accounting for between 10% and 15% of all lung adenocarcinoma cases in persons of European descent and higher among the Asian population. As is depicted in the above, right graph, while the addition of CER-1236 alone to a NSCLC cell line which harbors L858R double mutations, demonstrated moderate cancer cell killing activity, the addition of osimertinib, the preferred tyrosine kinase inhibitor option for first-line treatment of EGFR-mutation positive advanced NSCLC, substantially enhanced CER-1236 T cell killing in a tyrosine kinase inhibitor-concentration dependent manner. In contrast, HCC827 cells co-cultured with untransduced T cells displayed minimal changes in cell number as compared to cells incubated in the absence of T cells, at all drug concentrations tested. Conditional cytokine proliferation was also observed with CER-1236 T cell treatment, with IFNξ levels over 400-fold higher in cancer cell cultures which used CER-1236 T cells, in contrast to co-cultures which used untransduced T cells. The addition of osimertinib to co-cultures further increased IFNξ levels by more than two-fold, compared with CER-1236 treatment alone. Similar trends were observed with TNFξ and Granzyme B levels and increases in osimertinib concentrations led to dose-dependent CER-1236 T cell proliferation. These results demonstrated that CER-1236 T cell activity could be significantly enhanced by upregulating target expression through concomitant dosing of standard of care medication.

PS, a lipid moiety recognized by phagocytic cells as an “eat me” signal, has previously been shown to be aberrantly upregulated on acute promyelocytic (“APL”) blasts, a subset of AML. To further interrogate phosphatidylserine across other AML subtypes, we evaluated a panel of primary bone marrow samples and peripheral blood from AML patients. We screened a preliminary panel of primary, treatment-naïve or on-therapy AML bone marrow and PBMC samples by flow cytometry: (n=5 adverse, n=5 intermediate, n=1 APL, n=1 familial, n=5 N/A) (Table 1). We observed both high percent (35.5% ± 21.6) and gMFI of cell surface PS on a range of AML bone marrow samples. The median MFI of tertiles 1-3 was: T1 n=7, gMFI = 5033; T2 n=8, gMFI = 1873; T3 n=8, gMFI = 611. Of note, the two on-therapy samples showed high percent and gMFI of cell surface PS, with a patient receiving 5-azacytidine showing 1.8 fold PS gMFI over median. The second patient receiving TKI therapy showed 3.3 fold PS gMFI over median. Healthy donor samples had much lower cell surface PS, with a mean gMFI of 582. Circulating AML leukemic blasts were also evaluated for cell surface PS and showed high concordance with BM blasts, with high levels of cell surface PS compared to healthy donor peripheral blood mononuclear cells (“PBMCs”).

Table 1. AML patient characteristics

Patient: Patient ID	Treatment Status: Disease Status	Previous Treatments	Patient Age At Collection	Gender	Race	Patient: Ethnicity	% Blast Cells	Risk Category	Genetic Abnormality	Cytogenetics
200001107	Newly Diagnosed	none	67	Female	White	Non- Hispanic/Latino	91	Adverse	RUNX1	N/A
200015767	Newly Diagnosed	none	59	Female	White	Non- Hispanic/Latino	35	Adverse	TP53	N/A
200013141	Newly Diagnosed	none	69	Male	White	Non- Hispanic/Latino	75	Intermediate	VAF ASXL1 < 50%	N/A
200015300	Newly Diagnosed	none	59	Male	White		93.03		N/A
200018491	Newly Diagnosed	none	62	Female	White	Non- Hispanic/Latino	30	Adverse	TP53	N/A
130802218	Newly Diagnosed	none	71	Male	White		94.77		N/A
200018493	Newly Diagnosed	none	48	Male	White	Non- Hispanic/Latino	82	Adverse	ASXL1, FLT3-ITD	N/A
200015400	Newly Diagnosed	none	51	Male	White	Non- Hispanic/Latino	80.2	Familial	GATA2 Deficiency	N/A
130776684	Newly Diagnosed	none	38	Female	White		89.78		N/A
200055487	Newly Diagnosed	none	74	Male	White		80.9		N/A
130781611	Newly Diagnosed	none	62	Female	White		81.67	Intermediate	N/A	Normal
200015406	Newly Diagnosed	none	43	Male	White		91.37	Adverse	FLT-3 ITD	N/A
200036152	Newly Diagnosed	none	85	Female	White		70.13
200015557	Newly Diagnosed	none	69	Female	White	Non- Hispanic/Latino	84	Intermediate	DNMT3A	N/A
200019235	Stable	Azacitidine 8 cycles	71	Female	White		72.63	Intermediate	N/A	N/A
200018645	Newly Diagnosed	none	41	Male	White		76.54	APL	N/A	t(15;17)
200015508	Progressive	Imatinib 400 mg.	63	Female	White	Non- Hispanic/Latino	50	Intermediate	VAF < 50%	N/A
200019095	Newly Diagnosed	none	63	Female	White		82.65
200013114	Newly Diagnosed	none	83	Male	White		56.8		NRAS
130800395	Newly Diagnosed	none	72	Female	White		75.7	Adverse	TET2, ASXL1, TP53
200015280	Newly Diagnosed	none	67	Female	White		15.3		ETV6, BCORL, KRAS
200009820	Newly Diagnosed	none	31	Male	White		85.7		KRAS
200009056	Newly Diagnosed	none	21	Female	White		94.8	Adverse	DNMT3A, BCORL1, TP53

AML from bone marrow or PBMC have elevated cell surface “Eat Me” signal

CER-1236 T cells were also observed to generate potent anti-cancer responses against myeloid malignancies. AML is a heterogenous, and aggressive hematopoietic malignancy characterized by the rapid buildup of immature myeloid cells in the bone marrow and blood. We used AML cell lines depicted in the graph below, Kasumi-1 and MV4-11 to demonstrate cytotoxic anti-AML responses in co-culture studies with CER-1236. Similar to in vitro cytotoxicity results observed with B cell malignancy and NSCLC cell lines we show the addition of CER-1236 alone to AML cell lines demonstrates potent cell killing activity. Kasumi-1 harbors a p53 mutation, marking a subset of unfavorable disease risk AML patients, while MV4-11 cells carry a FLT-3 mutation, a proliferative AML leukemia subset. Both cell lines co-cultured with untransduced T cells displayed minimal changes in cell number as compared to cells incubated in the absence of T cells. CER-1236 T cells secreted multiple cytokines in co-cultures with AML cell lines, including IFNξ, granzyme B and TNFξ, all indicative of robust and sustained T cell cytotoxicity.

CER-1236 T cells demonstrate robust in vivo elimination of MCL xenografts

The cancer killing capacity of CER-1236 that was demonstrated in studies involving MCL cell lines was also noted in a mouse xenograft model. Immune deficient NOD scid gamma (“NSG”) mice were xenografted with the human REC-1 cell line at Day -2 and then treated with 8 mg/kg ibrutinib or vehicle and administered CER-1236 T cells daily from Day -1 to study completion. Administration of 7.5e6 CER-1236 T cells in the presence of ibrutinib resulted in the elimination of REC-1 tumor burden in all 11 of the mice in this treatment cohort. The administration of CER-1236 T cells in the absence of ibrutinib eliminated the tumors in all nine animals treated with CER-1236 T cells alone. No tumor growth inhibition was observed in either the vehicle-treated or ibrutinib-treated control groups. Median survival for mice receiving CER-1236 T cells with or without co-administration of ibrutinib was not reached during the study period. The results of this study are presented in the charts below.

A single infusion of CER-1236 T cells eliminates tumors and improves survival

The level of CER-1236 T cells in peripheral blood displayed robust expansion at Day 7, with or without the concomitant administration of ibrutinib. Animals that received CER-1236 T cells demonstrated an expansion of over 400-fold as compared to Day 2 levels both in the absence and presence of ibrutinib. High levels of CER-1236 T cells did not persist in the periphery and animals that received CER-1236 T cells showed a greater than 95% contraction in cell count from peak numbers by Day 14 with subsequent CER-T cell expansion likely prompted by residual tumor cell encounters. CER-1236 T cells also maintained robust proliferative capacity despite repeated antigen challenges with no evidence of T cell exhaustion noted. These findings are illustrated in the following charts.

A single infusion of CER-1236 T cells generated rapid cell expansion across repeated challenges.

CER-1236 demonstrates in vivo tumor clearance in NSCLC adenocarcinoma xenograft.

We envisioned that the simultaneous exposure to both osimertinib and CER-1236 would lead to synergistic in vivo anti-tumor responses. HCC827 NSCLC cells were inoculated into the flanks of NSG mice. Once established, the mice were dosed with a short course of the EGFR inhibitor osimeretinib to prime PS antigen on tumors and administered 2.5e6 CER-1236 T cells. Treatment groups that received the EGFR inhibitor alone, after initial tumor regression, developed progressive disease. In contrast, animals infused with CER-1236 T cells demonstrated potent anti-tumor responses in the presence of osimertinib. CER-1236 T cells expanded rapidly in the blood, with the highest expansion observed in the osimertinib-treated cohorts. Importantly, no evidence of organ toxicity or weight loss was observed with increases in body weight recorded in all groups over the course of the study. Analysis of the tumors post-infusion indicated extensive infiltration of T cells compared to untransduced controls.

CER-1236 T cells infused to Osimertinib dosed animals showed higher levels of T cell expansion

We believe that the preclinical models of AML, MCL, ovarian cancer and EGFR-mutation positive NSCLC demonstrate the ability of CER-1236 T cells to induce collaborative innate-adaptive anti-tumor immune responses in both in vitro and in vivo studies. Moreover, concurrent treatment with standard-of-care therapeutics for each of these indications increases target ligand, conditionally bolstering CER-1236 T cell function to augment anti-tumor activity. Additionally, in antigen presentation assays, activated CER-1236 T cells exhibited superior cross-presentation ability relative to conventional T cells, triggering specific TCR-T cell responses in an MHC class I and TLR-2 dependent manner, overcoming the limited antigen presentation capabilities of conventional T cells. These results indicate that CER-1236 T cells have the potential to achieve optimal tumor control by eliciting both cytotoxic effects and mediated cross-priming.

CER-1236 T cells did not elicit safety signals in preclinical studies

Importantly, no evidence of toxicity was observed after the single administration of 7.5e6 CER-1236 T cells. No incidence of anemia, thrombocytopenia, neutropenia or coagulation abnormalities were recorded. Complete blood count, prothrombin time, and partial thromboplastin time were measured in blood taken at the peak of T cell expansion and after T cell contraction. Hematologic indices, including hemoglobin/hematocrit, platelets and neutrophils remained stable throughout the study. Prothrombin and partial thromboplastin time were unaffected at the peak of T cell expansion and after contraction. None of the animals experienced weight loss, morbidity or unexpected mortality. CER-1236 T cells showed a restricted pattern of tissue distribution similar to other T cell products and did not result in tissue damage with no histological abnormalities observed in any organ evaluated, including heart, lung, liver, kidney and brain.

CER-1236 Clinical Development Strategy

Based on the extensive preclinical data that we have assembled regarding the use of CER-1236 T cells to combat cancer, we currently anticipate filing an initial IND in 2024 to commence clinical trials with our initial treatment target being patients suffering from relapsed, or refractory AML as well as certain B cell lymphomas with unmet medical need. We subsequently intend to expand the clinical development of CER-1236 to include solid tumors such as NSCLC and ovarian cancer. We expect these clinical trials to evaluate the safety, the potential therapeutic utility and applicable dose of CER-1236. In addition, we anticipate that these clinical trials may provide insight into the possible use of CER-1236 to treat an array of hematologic and solid tumors. We believe this drug candidate has the potential to be a therapy for the unmet needs of targeted indications, if approved, and by leveraging the innate immune system’s phagocytic capabilities, could be differentiated by its safety, tolerability, efficacy and clinical benefit over current therapeutic approaches, which have been observed in preclinical studies. None of the abovementioned statements regarding any of our products in development are intended to be a prediction or conclusion of efficacy. No clinical trials on our product candidates have commenced so no conclusions relating to such attributes can be made.

Disease background

Acute Myeloid Leukemia

Approximately, 20,000 patients in the U.S. are diagnosed with AML annually. In adults, AML, characterized by the rapid buildup of abnormal myeloid cells in the bone marrow and blood, is the most common acute leukemia worldwide. In children and young adults under 20 years old AML comprises 74% of acute leukemia cases. Despite the many available treatments for AML, prognosis for patients remains poor. There are several molecular alterations of AML that make it difficult to treat with individual therapies. The process of categorizing the disease state as well a patient’s degree of “fitness” for toxic chemotherapeutic regimens is the subject of ongoing debate and discussion. Moreover, the development of engineered T cell therapies for AML has proven difficult in part due to the identification of suitable target antigens.

B cell lymphoma

B cell lymphomas include patients diagnosed with Hodgkin’s disease and those diagnosed with non-Hodgkin’s lymphoma (“NHL”). In the U.S., the American Cancer Society estimates that in 2023, approximately 8,800 cases of Hodgkin’s lymphoma and 81,000 cases of NHL will be diagnosed, with the number of new diagnoses expected to increase annually. Aggressive B cell lymphomas are a heterogenous group of cancers that arise from B lymphocytes in various stages of development that make up part of the immune system. Included in this group is DLBCL and its variants, MCL, Burkitt lymphoma and B cell lymphoblastic lymphoma. There are an estimated 15,000 patients receiving second or third-line therapies for refractory or recurrent NHL.

We intend to focus the initial development of CER-1236 on the lymphoid malignancies MCL and CLL, a malignancy of mature B cells. MCL is a rare and difficult-to-treat B cell lymphoma with a relapsing and remitting clinical course. Most cases of MCL are diagnosed with advanced-stage disease. Extranodal involvement is common, including involvement of the bone marrow, the gastrointestinal tract and peripheral blood which can result in significant morbidity. MCL accounts for approximately 6% of all cases of NHL diagnosed annually. CLL tends to progress slowly, with a benign phase followed by a terminal phase marked by progressive disease resistant to treatment. The course of CLL is complicated by immune dysfunction, which leads to an increased risk of infection, autoimmune complications and other cancers. An estimated 19,000 new cases of CLL are diagnosed annually in the U.S. and CLL is the cause of approximately 4,300 deaths per year.

Current therapies and their limitations

Until recent years, AML has been treated with decades-old combination chemotherapy regimens, including cytarabine and anthracycline. This regimen has about a 70-80% complete response (“CR”) rates of adults younger than 60 years and 40-60% of fit adults older than 60 years old. For those eligible for the chemotherapy regimen and experiencing a CR, many patients with adverse features (70%) undergo allogeneic HSCT which, in some patients are “curative.” Unfortunately, a significant proportion (up to 50%) of AML patients are over the age of 65 and are “unfit” for intensive chemotherapy, requiring different treatment approaches for medically unfit patients. The treatment landscape for older unfit adults with AML fundamentally changed with the recent availability of new drugs, in particular the oral B-cell lymphoma 2 inhibitor venetoclax. Venetoclax is used in conjunction with azacytidine to treat these patients, with a complete response rate ~65%. However the majority of adult patients with AML experience relapse despite initially attaining CR; a venetoclax-based doublet therapy for medically less-fit adults carries a median survival of ~14.7 months and 4-year survival of less than 20%. The prognosis for patients who are refractory to or relapse after frontline azacitidine venetoclax is dismal with median overall survival of 2.4 months, making this an area of high unmet need. Such patients who do not respond to frontline therapy with azacitidine or venetoclax, and the subset who do not respond to targeted therapies, e.g., IDH1/2 inhibitors, are candidates for investigational trials. To date, there are no approved cell therapeutic approaches to treat AML.

Treatment of NHL is dependent on disease designation. Indolent disease may be treated with localized radiation or simply monitored for disease progression, at which time the disease is often treated with rituximab, with or without chemotherapy. Aggressive disease is treated with chemotherapy if diagnosed in the earlier stages of disease progression or with a combination of rituximab and chemotherapy if diagnosed in the more advanced stages. Targeted therapeutics, including the Bruton Tyrosine Kinase (“BTK”) inhibitors, may be used as first line therapy or as treatment for refractory or relapsed disease. These neoplasms are typically characterized by rapid progressive disease and, although often potentially curable, are associated with relatively short survival of the patient in the absence of successful therapy.

While novel agents, including chemoimmunotherapy, targeted agents and cellular therapy, have transformed the care of patients with MCL, therapeutic resistance remains a challenge in relapsed or refractory MCL, particularly among patients whose disease characteristics designate them as high risk. Several approaches may be employed as second-line therapy for patients who relapse or progress on first-line therapy, including induction with alternate chemotherapies, and targeted therapeutics such as bortezomib, lenalidomide in combination with the monoclonal antibody rituximab, and BTK inhibitors. The use of a BTK inhibitor is generally the preferred second-line therapy and may also be used as third-line therapy in patients who have not been previously administered a BTK inhibitor. CD19 directed CAR-T cell therapy is the recommended third-line treatment for patients who relapse or progress after the administration of chemoimmunotherapy and a BTK inhibitor. Autologous or allogeneic stem cell transplant is another treatment option for patients who relapse.

The management of CLL has evolved rapidly over the past decade with newer, targeted therapeutics becoming the standard of care for a significant majority of previously untreated patients. Options for therapy at relapse include the BTK inhibitors, BCL-2 inhibitors, P13Kδ inhibitors.

Existing FDA-approved CD19-targeted CAR-T cell therapies produce overall response rates between 50% and 80%. Dosing with brexucabtagene autoleucel resulted in progression free survival of 25.8 months and overall survival of 46.6 months in patients with MCL and the National Cancer Care Network has made the treatment its recommended salvage therapy for eligible patients. CAR-T cell therapy has also demonstrated efficacy in treating aggressive and indolent lymphoma subpopulations and is currently being evaluated as a treatment for CLL. Yet while these treatments have transformed care, durable responses are often elusive. Moreover, they have a high frequency of acute multi-organ complications, limiting their use in chronically ill and elderly patients. As such, a significant medical need still exists in refractory or relapsed patients, particularly in patients whose disease is characterized by high-risk features.

Our therapeutic approach and development program

We anticipate the design of the clinical development program for CER-1236 to enable our evaluation of its therapeutic utility in treating both hematologic and solid tumors, as the capacity of a single therapeutic construct to provide clinical benefit across this diversity of tumor types would represent a significant advance in cancer immunotherapy. Due to the therapy’s novel mechanism of action, engaging both the innate and the adaptive immune response, and the broad expression profile of PS on a variety of hematologic and solid tumors, we intend to employ an adaptive Phase 1 trial design to evaluate patient response to CER-1236. As such, the dosing protocol will emphasize a gradual increase in the delivered dose with the objective of achieving a clinical signal, while ensuring patient safety. We also intend our Phase 1 trial design to enable an evaluation of appropriate dosing strategies to optimize CER-T engagement and proliferation.

To enhance patient recruitment opportunities, we intend to enroll AML patients who are relapsed and refractory to chemotherapy and eligible for HSCT. While we expect the majority of our initial enrollments to be with AML patients, we also intend to make all B cell lymphoma patients eligible to enroll as initial participants in our Phase 1 trial. With safe dosage established in these first patients, our intent is to subsequently evaluate the use of CER-1236 as monotherapy in AML, MCL and CLL, and in combination with a BTK inhibitor in select patients. We envision each of the AML, MCL and CLL treatment cohorts to involve an additional three to five patients. Our objective with these cohorts is to assess safety and CER-T cell proliferation post infusion.

We believe, subject to discussions with the FDA and other regulatory authorities, that there may be a full development path to registration and use in the larger AML or relapsed, refractory B cell lymphoma patient populations on achieving positive safety data along with indications of therapeutic benefit in these initial trial cohorts. We believe CER-1236 may provide significant treatment advantages over currently available therapeutics, including CAR-T therapy as a result of its potential to enhance objective response rates and the duration of response related to the comprehensive, coordinated engagement of the innate and adaptive immune systems and a sustained signaling environment. We believe this novel mechanism of action will enable our advance of a single therapeutic construct to address the substantial unmet need for a safe and effective cell therapy offering an improved therapeutic profile, despite significant competition. We subsequently anticipate initiating clinical trials for additional indications, including the possible application of CER-1236 in the treatment of certain solid tumors such as EGFR mutation positive NSCLC and ovarian cancer.

Manufacturing Strategy

The manufacture of product candidates derived from our autologous CER-1236 T cells involves the same type of equipment, materials and protocols already used in the manufacture of currently FDA-approved CAR-T cell therapies, which we believe will provide us numerous benefits. We are planning for CER-1236 cell product to be manufactured using an automated closed process, with product manufacture continuous from bulk harvested cells through to cryopreserved drug product bags. There are multiple factors involved in the manufacturing process needed to ensure proper CER-T cell cryopreservation both preceding and following freezing, including the thawing process and post-thaw handling prior to patient administration. These factors are well understood and procedures have been identified to optimize yield, activity, stability and consistency. In addition, we may be able to take advantage of the increasing regulatory familiarity with these established protocols. Our expected manufacturing process embraces a fully automated, closed-system design intended to minimize exposure to potential contaminants and ensure consistent successful manufacture of the product. The product will be manufactured in a contract manufacturing facility which maintains a quality system compliant with current Good Manufacturing Practice (“cGMP”) requirements.

Lentivirus containing CER-1236 will be produced following a cGMP process using cGMP plasmids.

We have entered into a contract manufacturing agreement related to the production of drug product for our clinical trials, and we anticipate entering into similar arrangements regarding plasmid, viral vector and final drug product manufacture for drug product to be used in subsequent clinical trial phases in the future. We intend to advance related process development work both internally and with our contract manufacturing organization (“CMO”) partners. In the event a product candidate receives regulatory approval, we anticipate entering into contract manufacturing agreements with one or more CMOs to support product launch and commercial manufacture.

Intellectual Property

Intellectual property is of vital importance in our field and in biotechnology generally. Our commercial success will depend in part on obtaining and maintaining patent protection for our current and future product candidates. We seek to protect and enhance proprietary technology, inventions, and improvements that are commercially important to the development of our business by seeking, maintaining, and defending our patent rights. When available to expand market exclusivity, our strategy is to obtain or license additional intellectual property related to current or contemplated development platforms, core elements of technology, and/or clinical candidates. We will also seek to rely on regulatory protection afforded through inclusion in expedited development and review, data exclusivity, market exclusivity, and patent term extensions, where available. In addition to patent protection, we also may rely on trademark registration, trade secrets, know-how, other proprietary information, and continuing technological innovation to develop and maintain our competitive position. We seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, including the United States, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office (“USPTO”) in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. In the United States, the patent term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to an approved drug may be extended, and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those product candidates. We plan to seek patent term extensions to any issued patents we may obtain in any jurisdiction where such patent term extensions are available.

In some instances, we submit patent applications directly with the USPTO as provisional patent applications. Corresponding non-provisional patent applications must be filed not later than 12 months after the provisional application filing date. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage.

We will file U.S. non-provisional applications and Patent Cooperation Treaty (“PCT”) applications that claim the benefit of the priority date of earlier filed provisional applications, when applicable. The PCT system allows a single application to be filed within 12 months of the original priority date of the patent application, and to designate all of the PCT member states in which national patent applications can later be pursued based on the international patent application filed under the PCT. The PCT searching authority performs a patentability search and issues a non-binding patentability opinion which can be used to evaluate the chances of success for the national applications in foreign countries prior to having to incur the filing fees. Although a PCT application does not issue as a patent, it allows the applicant to seek protection in any of the member states through national-phase applications. At the end of the period of two and a half years from the first priority date of the patent application, separate patent applications can be pursued in any of the PCT member states either by direct national filing, or in some cases, by filing through a regional patent organization, such as the European Patent Office. The PCT system delays expenses, allows a limited evaluation of the chances of success for national/regional patent applications, and enables substantial savings where applications are abandoned within the first two and a half years of filing.

For all patent applications, we determine claiming strategy on a case-by-case basis. Advice of counsel and our business model and needs are always considered. We continuously reassess the number and type of patent applications, as well as the scope of our patent claims to pursue coverage and value for our processes and compositions, given existing patent office rules and regulations. Further, claims may be modified during patent prosecution to meet our intellectual property and business needs.

We have sought patent protection in the United States related to the CER-1236 T cell technology platform and its constructs, as well as their use as individual cellular compositions and product candidates targeting specific diseases. We also intend to seek patent protection related to the processes and materials used in CER-1236 T cell expression as well as its use in combination therapies. As of the date of this Annual Report, our patent portfolio consists of two issued U.S. patents, one of which relates to CER-1236, 11 pending U.S. applications, seven granted foreign applications (in Europe, Germany, Spain, France, UK, Italy, and Mexico) and 29 pending foreign applications (in China, Japan, Canada, Hong Kong, and Israel). U.S. Patent Application Number 17/400,082 was allowed and later issued on May 23, 2023 as U.S. Patent Number 11,655,282. This patent provides coverage over our CER-1236 product candidate and includes claims directed to a CER comprising, at least in part, Tim-4, a phosphatidylserine binding domain, its sequence, and various Tim-4 proteins. These patents and applications, if and when issued, are projected to expire from 2037 to 2042, prior to consideration of any additional patent term. We intend to pursue, when possible, further composition, method of use, dosing, formulation, and other patent protection directed to our current and new product candidates. We may also pursue patent protection with respect to manufacturing and drug development processes and technology.

The following issued patents are directed at a composition of matter and provide coverage over our CER-1236 T cell candidate:

U.S. Patent No. 11,655,282, having an anticipated expiration date of September 26, 2037; and

EP Patent No. 3,519,441 (validated in the United Kingdom, France, Spain, Germany, and Italy), having an anticipated expiration date of September 26, 2037.

Competition

The biotechnology and pharmaceutical industries have made substantial investments in recent years into the rapid development of novel immunotherapies for the treatment of a range of pathologies, including cancers, making this a highly competitive market.

We face substantial competition from multiple sources, including large and specialty pharmaceutical, biopharmaceutical and biotechnology companies, academic research institutions and governmental agencies, and public and private research institutions. Our competitors compete with us based on the specific technologies employed, and on the stage of product candidate development. In addition, many small biotechnology companies have formed collaborations with large, established companies to (i) obtain support for their research, development, and commercialization of products, or (ii) combine several treatment approaches to develop longer lasting or more efficacious treatments that may potentially directly compete with our current or future product candidates.

In addition to the current standard of care treatments for patients with cancer, numerous commercial and academic preclinical studies and clinical trials are being undertaken by a large number of parties to assess novel technologies and product candidates in the field of immunotherapy. Results from these studies and trials have fueled increasing levels of interest in the field of immunotherapy. Accordingly, we face competition from numerous pharmaceutical and biotechnology entities related to the development of cellular-based therapies to treat cancer. We expect to face competition from other companies developing TCR T therapies, such as Adaptimmune Therapeutics, plc GlaxoSmithKline plc, MediGene AG, TCR2 Therapeutics Inc., TScan Therapeutics Inc. and Ziopharm Oncology, Inc. We also may compete with other T cell therapy companies with target discovery platforms, such as Adaptive Therapeutics, Inc., Immatics, N.V., 3T Biosciences, Inc., and Sana Biotechnology, Inc., among others. We may also compete against a significant number of companies engaged in the development of autologous and allogeneic CAR-T, CAR-NK, TIL and T cell engager technologies including larger companies such as Gilead Sciences, Inc., Bristol-Myers Squibb Company and Amgen, Inc. as well as smaller companies such as Nkarta Inc., Allogene Therapeutics Inc., Century Therapeutics Inc., and Fate Therapeutics Inc., among others.

Many of our competitors, either alone or in combination with their respective strategic partners, have significantly greater financial resources and expertise in R&D, manufacturing, the regulatory approval process, and marketing than we do. Mergers and acquisitions activity in the pharmaceutical, biopharmaceutical, and biotechnology sector is likely to result in greater resource concentration among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through sizeable collaborative arrangements with established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, and acquiring technologies complementary to, or necessary for, our programs.

Our commercial opportunity could be reduced or eliminated if one or more of our competitors develop and commercialize products that are safer, more effective, better tolerated, or of greater convenience or economic benefit than our proposed product offering. Our competitors also may be in a position to obtain FDA or other regulatory approval for their products more rapidly, resulting in a stronger or dominant market position before we are able to enter the market. The key competitive factors affecting the success of all of our programs are likely to be product safety, efficacy, convenience, and treatment cost.

In the event we receive regulatory approval for any of our product candidates, we will likely compete with other cost-effective and reimbursable treatments used to treat cancer. The most common treatment modalities for patients with cancer are surgery, radiation, and drug therapy, including chemotherapy, hormone therapy, biologic therapy, such as monoclonal and bispecific antibodies, immunotherapy, and cell-based therapy, used alone or in combination to enhance efficacy. Our CER-T cell therapy candidates, if any are approved, may not be competitive with them. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Insurers and other third-party payors may also encourage the use of generic products or specific branded products. As a result, obtaining market acceptance of any of our CER-T cell therapies that we successfully introduce to the market may pose challenges.

Government Regulation

In the United States, biological products are licensed by the FDA for marketing under the Public Health Service Act (“PHS Act”) and regulated under the Federal Food, Drug, and Cosmetic Act (“FDCA”). Both the FDCA and the PHS Act and their corresponding regulations govern, among other things, the testing, manufacturing, safety, purity, potency, efficacy, labeling, packaging, storage, recordkeeping, distribution, marketing, sales, import, export, reporting, advertising, and other promotional practices involving biological products. FDA clearance of an IND application must be obtained before commencing clinical testing of biological products. FDA licensure also must be obtained before marketing of biological products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Development Process

The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

●	completion of nonclinical laboratory tests and animal studies according to Good Laboratory Practices (“GLPs”) and applicable requirements for the humane use of laboratory animals or other applicable regulations;

●	preparation of clinical trial material in accordance with cGMPs;

●	submission to the FDA of an application for an IND application, which must become effective before human clinical trials may begin;

●	approval by an institutional review board (“IRB”), reviewing each clinical site before each clinical trial may be initiated;

●	performance of adequate and well-controlled human clinical trials according to Good Clinical Practice (“GCP”) requirements and any additional requirements for the protection of human research subjects and their health information, to establish the safety, purity, potency, and efficacy, of the proposed biological product for its intended use;

●	submission to the FDA of a Biologics License Application (“BLA”) for marketing approval that includes substantive evidence of safety, purity, potency, and efficacy from results of nonclinical testing and clinical trials;

●	satisfactory completion of an FDA inspection prior to BLA approval of the manufacturing facility or facilities where the biological product is produced to assess compliance with cGMPs, to assure that the facilities, methods, and controls are adequate to preserve the biologic’s identity, strength, quality, and purity;

●	potential FDA audit of the nonclinical and clinical study sites that generated the data in support of the BLA;

●	potential FDA advisory committee meeting to elicit expert input on critical issues and including a vote by external committee members;

●	FDA review and approval, or licensure, of the BLA, and payment of associated user fees, when applicable; and

●	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (“REMS”), and the potential requirement to conduct post approval studies.

Before testing any biological product candidate in humans, the product candidate enters the preclinical testing stage. Nonclinical tests include laboratory evaluations of product chemistry, pharmacology, toxicity, and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the nonclinical tests must comply with federal regulations and requirements including GLPs.

The clinical study sponsor must submit the results of the nonclinical tests, together with manufacturing information, analytical data, any available clinical data or literature, and a proposed clinical protocol, to the FDA as part of the IND. Some nonclinical testing typically continues after the IND is submitted. An IND is an exemption that allows an unapproved product to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational product to humans. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA requests certain changes to a protocol before the trial can begin, or the FDA places the clinical trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA.

Clinical trials may involve the administration of the biological product candidate to healthy volunteers or subjects under the supervision of qualified investigators. Clinical trials involving some products for certain diseases, including some rare diseases may begin with testing in patients with the disease. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection, and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research subjects or his or her legal representative provide informed consent. Further, each clinical trial must be reviewed and approved by an independent IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of study participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

●	Phase 1. The biological product is initially introduced into healthy human subjects and tested for safety. In the case of some products for rare diseases, the initial human testing is often conducted in patients.

●	Phase 2. The biological product is evaluated in a limited patient population to identify possible adverse effects and safety risks, preliminarily evaluate the efficacy of the product for specific targeted diseases, and determine dosage tolerance, optimal dosage, and dosing schedule.

●	Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling. In biologics for rare diseases where patient populations are small and there is an urgent need for treatment, Phase 3 trials might not be required if an adequate risk/benefit can be demonstrated by the Phase 2 trial.

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up.

During all phases of clinical development, the FDA requires extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of serious suspected adverse reactions over those listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for such reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within 7 calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2, and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its data safety monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biologic has been associated with unexpected serious harm to patients.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the physical characteristics of the biologic as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biologics, the PHS Act emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency, and purity of the final biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

There are also various laws and regulations regarding laboratory practices, the experimental use of animals, and the use and disposal of hazardous or potentially hazardous substances in connection with the research. In each of these areas, the FDA and other regulatory authorities have broad regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals.

Information about certain clinical trials must be submitted within specific timeframes for public dissemination on the clinicaltrials.gov website. Sponsors or distributors of investigational products for the diagnosis, monitoring, or treatment of one or more serious diseases or conditions must also have a publicly available policy on evaluating and responding to requests for expanded access requests.

U.S. Review and Approval Processes

After the completion of clinical trials of a biological product, FDA approval of a BLA must be obtained before commercial marketing of the product begins. The BLA must include results of product development, laboratory, and animal studies, human studies, information on the manufacture and composition of the product, proposed labeling, and other relevant information. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.

Under the Prescription Drug User Fee Act, as amended (“PDUFA”), each BLA may be accompanied by a significant user fee. Under federal law, the submission of most applications is subject to an application user fee. The sponsor of an approved application is also subject to an annual program fee. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for product candidates designated as orphan drugs, unless the product candidate also includes a non-orphan indication.

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. The application also needs to be published and submitted in an electronic format that can be processed through the FDA’s electronic systems. If the electronic submission is not compatible with the FDA’s systems, the BLA can be refused for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, potent, and effective, for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with cGMPs to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation, and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a REMS is necessary to assure the safe use of the biological product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

Before approving a BLA, the FDA may inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical trial sites to assure that the clinical trials were conducted in compliance with IND study requirements and GCP requirements. To assure cGMP and GCP compliance, an applicant must incur significant expenditure of time, money, and effort in the areas of training, record keeping, production and quality control.

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval and deny approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than the sponsor interprets the same data. If the agency decides not to approve the BLA in its present form, the FDA will issue a complete response letter that describes all of the specific deficiencies in the BLA identified by the FDA. The deficiencies identified may be minor, such as requiring labeling changes, or major, such as requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings, or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a risk management plan, or otherwise limit the scope of any approval. In addition, the FDA may require post-marketing clinical trials, sometimes referred to as Phase 4 clinical trials, designed to further assess a biological product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized. As a condition for approval, the FDA may also require additional nonclinical testing as a Phase 4 commitment.

One of the performance goals agreed to by the FDA under the PDUFA is to review standard BLAs in ten months from filing and priority BLAs in six months from filing, whereupon a review decision is to be made. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs and its review goals are subject to change from time to time. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

Post-Approval Requirements

Maintaining substantial compliance with applicable federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Rigorous and extensive FDA regulation of biological products continues after approval, particularly with respect to cGMP. We will rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of any products that we may commercialize. Manufacturers of our products are required to comply with applicable requirements in the cGMP regulations, including quality control and quality assurance and maintenance of records and documentation.

Following approval, the manufacturing facilities are subject to inspections by the FDA, and such inspections may result in an issuance of FDA Form 483 deficiency observations, untitled letter, or a warning letter, which can lead to plant shutdown and other more serious penalties and fines. Prior to the institution of any manufacturing changes, a determination needs to be made regarding whether FDA approval is required in advance. If not done in accordance with FDA expectations, the FDA may restrict supply and may take further action. Product reports are required to be submitted annually. Other post-approval requirements applicable to biological products include reporting of cGMP deviations that may affect the identity, potency, purity, and overall safety of a distributed product, recordkeeping requirements, reporting of adverse events, reporting updated safety and efficacy information, and complying with electronic record and signature requirements.

After a BLA is approved, the product also may be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. In addition, the FDA may conduct laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products. Systems need to be put in place to record and evaluate adverse events reported by health care providers and patients and to assess product complaints. An increase in severity or new adverse events can result in labeling changes or product recall. Defects in manufacturing of commercial products can result in product recalls.

We also must comply with the FDA’s advertising and promotion requirements, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or inpatient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process, or after approval may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval or license revocation, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect.

Biological product manufacturers and other entities involved in the manufacture and distribution of approved biological products are required to register their establishments with the FDA and certain state agencies, and they are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain cGMP compliance. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented, and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation (“ODD”), to a biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a biological product available in the United States for this type of disease or condition will be recovered from sales of the product. ODD must be requested before submitting a BLA. After the FDA grants ODD, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. ODD does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has ODD receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same biological product for the same indication for seven years, except in limited circumstances, such as not being able to supply the product for patients or showing clinical superiority to the product with orphan exclusivity.

Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same biological product as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. If a biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity.

Expedited Review and Approval Programs

The FDA has various programs, including fast track designation, priority review, accelerated approval, and breakthrough therapy designation, that are intended to expedite or simplify the process for the development and FDA review of biological products that are intended for the treatment of serious or life-threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new biological products to patients earlier than under standard FDA review procedures. To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a biological product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. In addition to other benefits, such as the ability to have greater interactions with the FDA, the FDA may initiate review of sections of a fast track BLA before the application is complete, a process known as rolling review.

The FDA may give a priority review designation, such as a rare pediatric disease designation, to biological products that treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. Most products that are eligible for fast track designation may also be considered appropriate to receive a priority review. In addition, biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the biological product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a biological product receiving accelerated approval to perform adequate and well-controlled post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint. Under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”), the FDA may require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval.

Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period.

Moreover, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug or biological product that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biological product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drug and biological products designated as breakthrough therapies are also eligible for accelerated approval. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decides that the time period for FDA review or approval will not be shortened. Furthermore, fast-track designation, priority review, accelerated approval, and breakthrough therapy designation do not change the standards for approval and may not ultimately expedite the development or approval process.

Biologics Price Competition and Innovation Act

The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which was enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”), created an abbreviated approval pathway for biological products that are demonstrated to be “biosimilar” or “interchangeable” with an FDA-licensed reference biological product via an approved BLA. Biosimilarity to an approved reference product requires that there be no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity is demonstrated in steps beginning with rigorous analytical studies or “fingerprinting”, in vitro studies, in vivo animal studies, and generally at least one clinical study. If at any point in the stepwise biosimilarity process a significant difference is observed, then the products are not biosimilar, and the development of a standalone BLA is necessary. In order to meet the higher hurdle of interchangeability, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product, and for a product that is administered more than once, that the risk of switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation that are still being evaluated by the FDA. Under the BPCIA, a reference biologic is granted 12 years of exclusivity from the time of first licensure of the reference product.

Regulation Outside of the United States

In addition to regulations in the United States, we are subject to a variety of regulations in other jurisdictions governing clinical studies, commercial sales, and distribution of our products. Most countries outside of the United States require that clinical trial applications be submitted to and approved by the local regulatory authority for each clinical study. In the European Union (the “European Union”), for example, an application must be submitted to the national competent authority and an independent ethics committee in each country in which we intend to conduct clinical trials, much like the FDA and IRB, respectively. Under the Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022, a single application is now made through the Clinical Trials Information System (“CTIS”) for clinical trial authorization in up to 30 EU/EEA countries at the same time and with a single set of documentation.

The assessment of applications for clinical trials is divided into two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all European Union member states (the “ Member States”) in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a reference Member State. Part II is assessed separately by each Member State concerned. The role of the relevant ethics committees in the assessment procedure continues to be governed by the national law of the Member State concerned, however overall related timelines are defined by the Clinical Trials Regulation. The Clinical Trials Regulation also provides for simplified reporting procedures for clinical trial sponsors.

In addition, whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of countries outside the United States before we can commence marketing of the product in those countries. The approval process and requirements vary from country to country, so the number and type of nonclinical, clinical, and manufacturing studies needed may differ, and the time may be longer or shorter than that required for FDA approval.

To obtain regulatory approval of our medicinal products under the European Union regulatory system, we are required to submit a marketing authorization application (“MAA”), to be assessed in the centralized procedure. The centralized procedure allows applicants to obtain a marketing authorization (“MA”) that is valid throughout the European Union, and the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway) (“EEA”). It is compulsory for medicinal products manufactured using biotechnological processes, orphan medicinal products, advanced therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines) and medicinal products containing a new active substance which is not authorized in the European Union and which is intended for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, auto-immune and other immune dysfunctions, viral diseases or diabetes. The centralized procedure is optional for any other products containing new active substances not authorized in the European Union or for products which constitute a significant therapeutic, scientific, or technical innovation or for which a centralized authorization is in the interests of patients at European Union level. When a company wishes to place on the market a medicinal product that is eligible for the centralized procedure, it sends an application directly to the EMA, to be assessed by the Committee for Medicinal Products for Human Use (“CHMP”). The CHMP is responsible for conducting the assessment of whether a medicine meets the required quality, safety, and efficacy requirements, and whether the product has a positive risk/benefit profile. The procedure results in a European Commission decision, which is valid in all European Union Member States. The centralized procedure is as follows: full copies of the MAA are sent to a rapporteur and a co-rapporteur designated by the competent European Medicines Agency (“EMA”) scientific committee. They coordinate the EMA’s scientific assessment of the medicinal product and prepare draft reports. Once the draft reports are prepared (other experts might be called upon for this purpose), they are sent to the CHMP, whose comments or objections are communicated to the applicant. The rapporteur is therefore the privileged interlocutor of the applicant and continues to play this role, even after the MA has been granted.

The rapporteur and co-rapporteur then assess the applicant’s replies, submit them for discussion to the CHMP, and taking into account the conclusions of this debate, prepare a final assessment report. Once the evaluation is completed, the CHMP gives a favorable or unfavorable opinion as to whether to grant the authorization. When the opinion is favorable, it shall include the draft summary of product characteristics (“SmPC”), the package leaflet, and the texts proposed for the various packaging materials. The time limit for the evaluation procedure is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP). The EMA then has fifteen days to forward its opinion to the European Commission, which will make a binding decision on the grant of an MA within 67 days of the receipt of the CHMP opinion.

National marketing authorizations, which are issued by the competent authorities of the Member States of the European Union and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a Member State of the European Union, this national authorization can be recognized in other Member States through the mutual recognition procedure. If the product has not received a national authorization in any Member State at the time of application, it can be approved simultaneously in various Member States through the decentralized procedure.

In the European Union, new chemical entities (including both small molecules and biological medicinal products) approved on the basis of a complete and independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. Data exclusivity, if granted, prevents generic or biosimilar applicants from referencing the innovator’s pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA, for a period of eight years from the date on which the reference product was first authorized in the European Union. During the additional two-year period of market exclusivity, a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced, but no medicinal product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with currently approved therapies. There is no guarantee that a product will be considered by the EMA to be a new chemical entity, and products may not qualify for data exclusivity. Even if a product is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company could nevertheless also market another version of the product if such company obtained an MA based on an MAA with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

The criteria for designating an “orphan medicinal product” in the European Union are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as an orphan medicinal product if it is intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition that affects no more than five in 10,000 persons in the European Union when the application is made. In addition, orphan designation can be granted if the product is intended for a life threatening, seriously debilitating, or serious and chronic condition in the European Union and, without incentives, it is unlikely that sales of the product in the European Union would be sufficient to justify the necessary investment in its development. Orphan designation is only available if there is no other satisfactory method approved in the European Union of diagnosing, preventing, or treating the applicable orphan condition, or if such a method exists, the proposed orphan medicinal product will be of significant benefit to patients affected by such condition, as defined in Regulation (EC) 847/2000.

Orphan designation provides opportunities for fee reductions, protocol assistance, and access to the centralized procedure. Fee reductions are limited to the first year after an MA, except for small and medium enterprises. In addition, if a product which has an orphan designation subsequently receives a centralized MA for the indication for which it has such designation, the product is entitled to orphan market exclusivity, which means the EMA may not approve any other application to market a similar medicinal product for the same indication for a period of ten years. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The exclusivity period may be reduced to six years if, at the end of the fifth year, it is shown that the designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, an MA may be granted to a similar medicinal product for the same indication as an authorized orphan product at any time if:

●	the second applicant can establish that its product, although similar to the authorized product, is safer, more effective or otherwise clinically superior;

●	the MA holder of the authorized product consents to a second orphan medicinal product application; or

●	the MA holder of the authorized product cannot supply enough orphan medicinal product.

A pediatric investigation plan (“PIP”) in the European Union is aimed at ensuring that the necessary data are obtained to support the authorization of a medicine for children, through studies in children. All applications for MAs for new medicines have to include the results of studies as described in an agreed PIP, unless the medicine is exempt because of a deferral or waiver. This requirement also applies when an MA holder wants to add a new indication, pharmaceutical form, or route of administration for a medicine that is already authorized and covered by intellectual property rights. Several rewards and incentives for the development of pediatric medicines for children are available in the European Union. Medicines authorized across the European Union with the results of studies from a PIP included in the product information are eligible for an extension of their supplementary protection certificate (“SPC”) by six months (provided an application for such extension is made at the same time as filing the SPC application for the product, or at any point up to two years before the SPC expires). This is the case even when the studies’ results are negative. For orphan medicinal products, the incentive is an additional two years of market exclusivity. Scientific advice and protocol assistance at the EMA are free of charge for questions relating to the development of pediatric medicines. Medicines developed specifically for children that are already authorized but are not protected by a patent or supplementary protection certificate are eligible for a pediatric-use MA (“PUMA”). If a PUMA is granted, the product will benefit from ten years of market protection as an incentive.

In March 2016, the EMA launched an initiative, the PRIority Medicines (“PRIME”) scheme, to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIME scheme is intended to encourage development of products in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies on the basis of compelling non-clinical data and tolerability data from initial clinical trials. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted. Importantly, once a candidate medicine has been selected for the PRIME scheme, a dedicated contact and rapporteur from the CHMP or from the Committee for Advanced Therapies (“CAT”) are appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s committee level. An initial meeting with the CHMP/CAT rapporteur initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. PRIME eligibility does not change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval.

The aforementioned European Union rules are generally applicable in the EEA.

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the European Union for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval. In October 2023, the European Parliament published draft reports proposing amendments to the legislative proposals, which will be debated by the European Parliament. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into European Union law.

The United Kingdom left the European Union on January 31, 2020, and the United Kingdom and the European Union have concluded a trade and cooperation agreement (“TCA”) which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021.

The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of United Kingdom and European Union pharmaceutical regulations. At present, Great Britain has implemented European Union legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended). Except in respect of the European Union Clinical Trials Regulation, the regulatory regime in Great Britain therefore largely aligns with current European Union medicines regulations, however it is possible that these regimes will diverge more significantly in future now that Great Britain’s regulatory system is independent from the European Union and the TCA does not provide for mutual recognition of United Kingdom and European Union pharmaceutical legislation. However, notwithstanding that there is no wholesale recognition of European Union pharmaceutical legislation under the TCA, under a new framework mentioned below which was put in place by the Medicines and Healthcare products Regulatory Agency (“MHRA”), the United Kingdom’s medicines regulator, on January 1, 2024, the MHRA may take into account decisions on the approval of MAs from the EMA (and certain other regulators) when considering an application for a Great Britain MA.

On February 27, 2023, the United Kingdom government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol (the “Northern Ireland Protocol”) with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the United Kingdom. In particular, the MHRA will be responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single United Kingdom-wide MA will be granted by the MHRA for all medicinal products to be sold in the United Kingdom, enabling products to be sold in a single pack and under a single authorization throughout the United Kingdom. The Windsor Framework was approved by the European Union-United Kingdom Joint Committee on March 24, 2023, so the United Kingdom government and the European Union will enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025.

The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, an accelerated assessment procedure and new routes of evaluation for novel products and biotechnological products. On January 1, 2024, the MHRA put in place a new international recognition framework under which the MHRA may have regard to decisions on the approval of MAs made by the EMA and certain other regulators when determining an application for a new Great Britain MA.

There is now no pre-MA orphan designation in Great Britain. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding MAA. The criteria are essentially the same, but have been tailored for the Great Britain market, i.e., the prevalence of the condition in Great Britain (rather than the European Union) must not be more than five in 10,000. Should an orphan designation be granted, the period or market exclusivity will be set from the date of first approval of the product in Great Britain or the European Union, wherever is earliest.

Healthcare Laws and Regulations

Sales of our product candidate, if approved, or any other future product candidate, will be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we might conduct our business. The healthcare laws and regulations that may affect our ability to operate include the following:

●	The federal Anti-Kickback Statute makes it illegal for any person or entity to knowingly and willfully, directly or indirectly, solicit, receive, offer, or pay any remuneration that is in exchange for or to induce the referral of business, including the purchase, order, lease of any good, facility, item or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value;

●	Federal false claims, and false statement laws, including the federal civil False Claims Act, and Civil Monetary Penalties Law, prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs and biologics, that are false or fraudulent;

●	Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created additional federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors or making any false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and their implementing regulations, imposes obligations on certain covered healthcare providers, health plans, and healthcare clearinghouses and their respective business associates and covered subcontractors types of individuals and entities regarding the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information;

●	The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare and Medicaid Services (“CMS”), information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified nurse anesthetists and certified nurse-midwives and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.; and

●	The Foreign Corrupt Practices Act (“FCPA”) prohibits U.S. businesses and their representatives from offering to pay, paying, promising to pay or authorizing the payment of money or anything of value to a foreign official in order to influence any act or decision of the foreign official in his or her official capacity or to secure any other improper advantage in order to obtain or retain business.

Many states have similar laws and regulations, such as anti-kickback and false claims laws, that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. Additionally, we may be subject to state laws that require pharmaceutical companies to comply with the federal government’s and/or pharmaceutical industry’s voluntary compliance guidelines, state laws that require drug and biologics manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, as well as state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA. Additionally, to the extent that our product is sold in a foreign country, we may be subject to similar foreign laws.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent to which third-party payors provide coverage, and establish adequate reimbursement levels for such drug products. In the United States, third-party payors include federal and state healthcare programs, government authorities, private managed care providers, private health insurers and other organizations.

Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical drug products and medical services, in addition to questioning their safety and efficacy. Such payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. We may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Nonetheless, our product candidates may not be considered medically necessary or cost-effective. Moreover, the process for determining whether a third-party payor will provide coverage for a drug product may be separate from the process for setting the price of a drug product or for establishing the reimbursement rate that such a payor will pay for the drug product. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

The marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and could increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Healthcare Reform

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system. The United States government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription drugs and biologics. In recent years, Congress has considered reductions in Medicare reimbursement levels for drugs and biologics administered by physicians. CMS, the agency that administers the Medicare and Medicaid programs, also has authority to revise reimbursement rates and to implement coverage restrictions for some drugs and biologics. Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of and reimbursement for any approved products. While Medicare regulations apply only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from federal legislation or regulation may result in a similar reduction in payments from private payors.

The Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Affordable Care Act is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms. Among other things, the Affordable Care Act expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum Medicaid rebate for both branded and generic drugs and biologics, expanded the 340B program, and revised the definition of average manufacturer price (“AMP”), which could increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The legislation also extended Medicaid drug rebates, previously due only on fee-for-service Medicaid utilization, to include the utilization of Medicaid managed care organizations as well and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the amount of rebates due on those drugs.

Other legislative changes have been proposed and adopted since passage of the Affordable Care Act. The Budget Control Act of 2011, among other things, included automatic reductions to several government programs, including aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031. The American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There have been executive, judicial and congressional challenges to the Affordable Care Act. We cannot predict what additional challenges to the Affordable Care Act may arise in the future, the outcome thereof, or the impact any such actions may have on our business. Additionally, the Biden administration has introduced various measures in recent years, focusing on healthcare and medical-product pricing, in particular. It remains to be seen how these measures will affect our business and there is uncertainty as to what other healthcare programs and regulations may be implemented or changed at the federal and/or state level in the U.S., but it is possible that such initiatives could have an adverse effect on our ability to obtain FDA approval or clearance and/or successfully commercialize products in the U.S. in the future. For example, any changes that reduce, or impede the ability of healthcare providers to obtain reimbursement for medical procedures in which the products we currently, or intend to, commercialize are used, or that reduce medical procedure volumes, could adversely affect our operations and/or future business plans. The financial impact of U.S. healthcare reform legislation over the next few years will depend on a number of factors, including the policies reflected in implementing regulations and guidance and changes in sales volumes for medical devices affected by the legislation. From time to time, legislation is drafted, introduced, and passed that could significantly change the statutory provisions governing coverage, reimbursement, pricing, and marketing of medical device products. In addition, third-party payor coverage and reimbursement policies are often revised or interpreted in ways that may significantly affect our business and our products.

Further legislative and regulatory changes under the Affordable Care Act remain possible, and it is unknown what form any such changes or any law would take, and how or whether it may affect our business in the future. We expect that changes or additions to the Affordable Care Act, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices, and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.

The Affordable Care Act requires pharmaceutical manufacturers of branded prescription drugs and biologics to pay a branded prescription drug fee to the federal government. Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law. Furthermore, the law requires manufacturers to provide a 50% discount (increased by subsequent legislation to a 70% discount) off the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole.” The Inflation Reduction Act of 2022 (“IR Act”) includes several provisions that may impact our business to varying degrees. The IR Act also includes provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the donut hole. Pharmaceutical manufacturers will be required to provide a 10% discount of all biosimilar and brand name prescription drugs covered under the Medicare Part D plan benefit during the initial coverage period before the beneficiary reaches the $2,000 out-of-pocket spending cap. Once the patient reaches the out-of-pocket spending cap, they enter catastrophic coverage and drug manufacture liability for biosimilar and brand name drugs increases to 20%. Furthermore, the IR Act allows the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; requires companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delays until January 1, 2032 the implementation U.S. Department of Health and Human Service (“HHS”) rebate rule that would have limited the fees that pharmacy benefit managers can charge.

The Affordable Care Act also expanded the Public Health Service’s 340B drug pricing program, which requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The Affordable Care Act expanded the 340B program to include additional types of covered entities: certain freestanding cancer hospitals, critical access hospitals, rural referral centers, and sole community hospitals, each as defined by the Affordable Care Act. Because the 340B ceiling price is determined based on AMP and Medicaid drug rebate data, revisions to the Medicaid rebate formula and AMP definition could cause the required 340B discounts to increase.

The American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s AMP, for single source and innovator multiple source drugs, beginning January 1, 2024. Payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives as well. For example, CMS may develop new payment and delivery models, such as bundled payment models.

Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for pharmaceutical products.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that additional federal, state, and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, once approved, or additional pricing pressures.

Employees and Human Capital Resources

As of April 1, 2024, we had eight full-time employees and one part-time employee. Of the nine total employees, two are focused on general and administrative functions and seven are conducting R&D. Our employees are not represented by labor unions or covered by collective bargaining agreements and we consider our relationship with our employees to be good.

Compensation and Benefits

Our employee-related objectives include, as applicable, identifying, recruiting, retaining, and incentivizing our management team and our clinical, scientific and other employees and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and motivate personnel through the granting of stock-based and cash-based compensation awards, in order to align our interests and the interests of our stockholders with those of our employees and consultants. In addition, all of our employees are eligible for health insurance, paid and unpaid leaves including paid parental leave, a retirement plan, life and disability/accident coverage, and parking or commuter assistance and an employee assistance.

Corporate Information

We were incorporated under the laws of the state of Delaware on October 2, 2020 under the name Phoenix Biotech Acquisition Corporation, CERo was incorporated under the laws of the state of Delaware on September 23, 2016. On February 14, 2024, we consummated a merger with Legacy CERo and subsequently changed our name to “CERo Therapeutics Holdings, Inc.” Our corporate headquarters are currently located at 210 Haskins Way, Suite 230, South San Francisco, California 94080, and our telephone number is (215) 731-9450. Our website is www.cero.bio. The information on our website is not incorporated by reference in this Annual Report or in any other filings we make with the U.S. Securities and Exchange Commission (“SEC”).

Available Information

Our internet address is www.cero.bio. Our investor relations website is located at www.cero.bio/investors. We make available free of charge on our investor relations website under “SEC Filings” our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our directors’ and officers’ Section 16 reports and any amendments to those reports as soon as reasonably practicable after filing or furnishing such materials to the SEC. They are also available for free on the SEC’s website at www.sec.gov.

We use our investor relations website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Investors should monitor such website, in addition to following our press releases, SEC filings and public conference calls and webcasts. Information relating to our corporate governance is also included on our investor relations website. The information in or accessible through the SEC and our website are not incorporated into, and are not considered part of, this filing.

Item 1A. Risk Factors.

In evaluating our business, careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report and in other documents that we file with the SEC. An investment in our securities involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. Our business, prospects, financial condition or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. Certain statements in this “Risk Factors” section are forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to our Business and Industry

We have incurred significant losses in every year since our inception. We expect to continue to incur losses over the next several years and may never achieve or maintain profitability.

We are a preclinical stage biopharmaceutical company with a limited operating history, and we have incurred significant net losses since our inception in 2016. We incurred net losses of approximately $7.5 million and $11.8 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $42.2 million. We have funded our operations to date primarily with proceeds from the sale of our equity securities in private financing transactions.

We have no products approved for commercial sale and we are devoting, and expect to continue devoting, substantially all of our financial resources and efforts to R&D of our only programmed CER-T cell product candidate, CER-1236, as well as to building out our manufacturing infrastructure, CDMO relationships and CER-T cell programming technologies. Investment in biopharmaceutical product development, especially preclinical products, is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will not successfully undergo or complete necessary clinical trials, fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable.

We expect that it could take several years until any of our product candidates, which at present is solely CER-1236, receive regulatory and marketing approval and are commercialized, and we may never be successful in obtaining regulatory and marketing approval and commercializing product candidates. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. These net losses will adversely impact our stockholders’ equity and net assets and may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

●	continue our ongoing and planned R&D activities for our CER-T cell therapies and product candidates;

●	pursue preclinical studies and initiate clinical trials for our CER-T cell therapies and other product candidates;

●	seek to discover and develop additional product candidates and further expand our product pipeline;

●	seek regulatory and marketing approvals for any product candidates that successfully complete clinical trials;

●	establish sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain regulatory approval;

●	develop and refine the manufacturing process for our product candidates;

●	change or add additional manufacturers or suppliers of biological materials or product candidates;

●	establish or supplement relationships with CDMOs, CROs and other third party collaborators;

●	develop, maintain, expand and protect our intellectual property portfolio;

●	acquire or in-license other product candidates and technologies;

●	hire clinical, quality control and manufacturing personnel;

●	add clinical, operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and

●	incur additional legal, accounting and other expenses associated with operating as a public company.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials for our product candidates, preparing a satisfactory filing package for regulatory authorities, obtaining regulatory approval, manufacturing, marketing and selling any products for which we may obtain regulatory approval, as well as discovering and developing additional product candidates. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.

Because of the numerous risks and uncertainties associated with the development, manufacturing, delivery and commercialization of complex autologous cell therapies, we are unable to accurately predict the timing or amount of expenses or when, or if, we will be able to achieve profitability. If we are required by regulatory authorities to perform studies in addition to those currently expected, or if there are any delays in the initiation and completion of our clinical trials or the development of any of our product candidates, our expenses could increase and profitability could be further delayed.

Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our securities and could impair our ability to raise capital, expand our business, maintain our R&D efforts or continue our operations. A decline in the value of our securities could also cause you to lose all or part of your investment.

Our independent registered public accountants have expressed substantial doubt as to our ability to continue as a going concern.

In its report on our financial statements for the year ended December 31, 2023, our independent registered public accounting firm included an explanatory paragraph that expressed substantial doubt about our ability to continue as a going concern. Our current cash level raises substantial doubt about our ability to continue as a going concern. In addition, our future financial statements may include similar qualifications about our ability to continue as a going concern. Our financial statements were prepared assuming that we will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to meet our current operating costs, we will need to seek additional financing or modify or cease our operational plans. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

Our limited operating history makes it difficult to evaluate our business and assess our future viability and prospects.

We are a preclinical stage company with a limited operating history. We commenced operations in 2016, and our operations to date have been limited to organizing and planning our development efforts, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies, and establishing arrangements with third parties for the manufacture of initial quantities of CER-1236 and component materials. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition at some point from a company with a R&D focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

Our business is highly dependent on the success of our lead product candidate. If we are unable to advance clinical development, obtain approval of and successfully commercialize our lead product candidate for the treatment of patients in approved indications, our business would be significantly harmed.

Our business and future success depends on our ability to advance clinical development, obtain regulatory approval of, and then successfully commercialize, CER-1236, our lead product candidate. Because our CER-1236 product candidate will be among the first autologous T cell product candidates engineered with cytotoxic and phagocytic potency to be evaluated in clinical trials, the failure of such product candidate, or the failure of other autologous T cell therapies, including for reasons due to safety, efficacy or durability, may impede our ability to develop our product candidates, and significantly influence physicians’ and regulators’ opinions with regard to the viability of our entire pipeline of autologous T cell therapies.

All of our product candidates, including our lead product candidate, will require additional preclinical, clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. In addition, because our other product candidates are based on similar technology as our lead product candidate, if the lead product candidate encounters additional safety issues, efficacy problems, manufacturing problems, developmental delays, regulatory issues or other problems, our development plans and business would be significantly harmed.

We have not generated any revenue and may never be profitable.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue. We do not expect to generate significant revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, our product candidates. We do not know when, or if, we will generate any revenue. All of our product candidates, including CER-1236, are in the preclinical stages of development and will require additional preclinical studies, clinical development regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

●	successfully complete preclinical studies and clinical trials for our CER-T cell product candidates;

●	timely file and receive acceptance of INDs, and amendments thereto, as applicable, in order to commence our planned and future clinical trials;

●	successfully enroll subjects in, and complete, clinical trials for our CER-T cell product candidates;

●	hire additional staff, including clinical, scientific and management personnel;

●	timely file BLAs and receive regulatory approvals for our product candidates from the FDA and other regulatory authorities;

●	initiate and successfully complete clinical trials and safety studies required to obtain U.S. and applicable foreign marketing approval for our product candidates;

●	establish commercial manufacturing capabilities through third-party manufacturers and CDMOs for clinical supply and commercial manufacturing of our product candidates;

●	obtain and maintain patent and trade secret protection or regulatory exclusivity for our product candidates;

●	launch commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;

●	maintain a continued acceptable safety profile of the product candidates following approval;

●	obtain and maintain acceptance of the product candidates, if and when approved, by patients, the medical community and third-party payors;

●	position our products to effectively compete with other therapies;

●	obtain and maintain favorable coverage and adequate reimbursement by third-party payors for our product candidates; and

●	enforce and defend intellectual property rights and claims with respect to our product candidates.

Many of the factors listed above are beyond our control and could cause us to experience significant delays or prevent us from obtaining regulatory approvals or commercialize our product candidates. Even if we are able to commercialize our product candidates, we may not achieve profitability soon after generating product sales, if ever. If we are unable to generate sufficient revenue through the sale of our product candidates or any future product candidates, we may be unable to continue operations without continued funding.

Our engineered CER-T cells represent a novel approach to cancer treatment that creates significant challenges for us.

We are developing autologous T-cell product candidates that are engineered from healthy donor T-cells to express chimeric engulfment receptors (“CERs”) and are intended for use in patients with certain cancers. Advancing these novel product candidates creates significant challenges for us, including:

●	manufacturing our product candidates to our or regulatory specifications and in a timely manner to support our clinical trials, and, if approved, commercialization;

●	sourcing clinical and, if approved, commercial supplies for the raw materials used to manufacture our product candidates;

●	understanding and addressing variability in the quality of a donor’s T cells, which could ultimately affect our ability to produce product in a reliable and consistent manner and treat certain patients;

●	educating medical personnel regarding the potential side effect profile of our product candidates, if approved, such as the potential adverse side effects related to CRS, neurotoxicity, prolonged cytopenia, coagulation abnormalities, thrombosis, hypotension, aplastic anemia and neutropenic sepsis;

●	using medicines to preempt or manage adverse side effects of our product candidates and such medicines may be difficult to source or costly or may not adequately control the side effects or may have other safety risks or a detrimental impact on the efficacy of the treatment;

●	conditioning patients with cyclophosphamide, fludarabine, or bendamustine in advance of administering our product candidates, which may be difficult to source, costly or increase the risk of infections and other adverse side effects;

●	obtaining regulatory approval, as the FDA and other regulatory authorities have limited experience with development of CER T cell therapies for cancer;

●	establishing sales and marketing capabilities upon obtaining any regulatory approval to gain market acceptance of a novel therapy; and

●	obtaining acceptance and approval by physicians, patients, hospitals, cancer treatment centers and others in the medical community.

Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or to commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.

Our product candidates, including CER-1236, are in the preclinical development stage. The risk of failure of preclinical programs is high. Before we can commence clinical trials for a product candidate, we are nearing completion of extensive preclinical testing and studies to obtain regulatory clearance to initiate human clinical trials with CER-1236, and have engaged in a pre-IND meeting with the FDA. We expect that our clinical trials will be conducted on populations based in the United States and Europe. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA, the EMA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our clinical programs on the timelines we expect, if at all.

Success in preclinical studies or clinical trials may not be indicative of results in future clinical trials.

Results from preclinical studies are not necessarily predictive of future clinical trial results, and interim results of a clinical trial are not necessarily indicative of final results. Our product candidates may ultimately fail to show the desired safety and efficacy in clinical settings despite positive results in preclinical studies or having successfully advanced through initial clinical trials. This failure to establish sufficient efficacy and safety could cause us to abandon clinical development of our product candidates.

Manufacturing genetically engineered products is complex and we, or our third-party manufacturers, may encounter difficulties in production. If we or any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or prevented.

Manufacturing genetically engineered products is complex and may require the use of innovative technologies to handle living cells. Manufacturing these products requires facilities specifically designed for and validated for this purpose and sophisticated quality assurance and quality control procedures are necessary. Slight deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage and shipping and quality control and testing, may result in failures, product recalls or spoilage. When changes are made to the manufacturing process, we may be required to provide preclinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes. If microbial, viral or other contaminations are discovered at manufacturing facilities, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. The use of biologically derived ingredients can also lead to allegations of harm, including infections or allergic reactions, or closure of product facilities due to possible contamination.

In addition, there are risks associated with large scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with good manufacturing practices, lot consistency and timely availability of raw materials. Even if we obtain marketing approval for any of our product candidates, there is no assurance that we or our manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA, the EMA or other comparable foreign regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential commercial launch of the product or to meet potential future demand. If we or our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

Genetic engineering of T cells to create CER-T cells is a relatively new technology, and if we are unable to use this technology in our intended product candidates, our revenue opportunities will be materially limited.

Our technology involves a relatively new approach to T cell gene therapy. This technology may also not be shown to be effective in clinical studies that we may conduct, or may be associated with safety issues that may negatively affect the development of our product candidates. For instance, lentiviral gene transduction may create unintended changes to the DNA such as a non-target site gene insertion, a large deletion, or a DNA translocation, any of which could lead to oncogenesis.

We may not be successful in our efforts to identify or discover additional product candidates.

The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our CER-T cell technology. Our research programs may fail to identify other potential product candidates outside of CER-1236 for clinical development for a number of reasons. We may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval. Research programs to identify new product candidates require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. If any of these events occur, we may be forced to abandon our research, development or commercialization efforts for a program or programs, which would have a material adverse effect on our business and could potentially cause us to cease operations.

Even if we obtain regulatory approval of a product candidate, the product may not gain market acceptance among physicians, patients, hospitals, cancer treatment centers and others in the medical community.

The use of engineered T cells as a potential cancer treatment is nascent and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers and others in the medical community. We expect physicians with expertise in immunotherapy to be particularly important to the market acceptance of our products and we may not be able to educate them on the benefits of using our product candidates for many reasons. For example, certain of the product candidates that we will be developing may result in unacceptable and unanticipated side effects, including death. Additional factors will influence whether our product candidates are accepted in the market, including:

●	the clinical indications for which our product candidates are approved;

●	physicians, hospitals, cancer treatment centers and patients considering our product candidates as a safe and effective treatment;

●	the potential and perceived advantages of our product candidates over alternative treatments;

●	the prevalence and severity of any side effects;

●	product labeling or product insert requirements of the FDA or other regulatory authorities;

●	limitations or warnings contained in the labeling approved by the FDA or other regulatory authorities;

●	the timing of market introduction of our product candidates as well as competitive products;

●	the cost of treatment in relation to alternative treatments;

●	the availability of coverage and adequate reimbursement by third-party payors and government authorities;

●	the willingness of patients to pay out-of-pocket in the absence of coverage and adequate reimbursement by third-party payors and government authorities;

●	relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and

●	the effectiveness of our sales and marketing efforts.

If our product candidates are approved but fail to achieve market acceptance among physicians, patients, hospitals, cancer treatment centers or others in the medical community, we will not be able to generate significant revenue. Even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our products, are more cost effective or render our products obsolete.

Data from our preclinical studies is limited and may change as patient data become available or may not be validated in any future or advanced clinical trial.

Data from preclinical studies and any clinical trials that we may complete is subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. For example, preclinical and Phase 1 results are preliminary in nature and should not be viewed as predictive of ultimate success. It is possible that such results will not continue or may not be repeated in any clinical trial of our product candidates. For instance, our preclinical studies provide limited data and any clinical trials may not validate such results. Additionally, manufacturing can impact clinical outcomes and we have not yet completed manufacturing runs with a CDMO. We may also fail to develop and transfer to a CDMO any optimized manufacturing processes for any of our programs. Ultimately, if we cannot manufacture our product candidates with consistent and reproducible product characteristics, our ability to develop and commercialize any product candidate would be significantly impacted.

Preliminary data also remains subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, initial, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

We may not be able to file INDs or IND amendments to commence clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

We may not be able to file INDs, including the IND for CER-1236, on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs.

Clinical trials are difficult to design and implement, involve uncertain outcomes and may not be successful.

Human clinical trials are difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We may be unable to design and execute a clinical trial that will be successful to achieve regulatory approval. There is a high failure rate for biological products proceeding through clinical trials, which may be higher for our product candidates because they are based on new technology and engineered on a patient-by-patient basis. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including changes in regulatory policy during the period of our product candidate development. Any such delays could negatively impact our business, financial condition, results of operations and prospects.

We will depend on enrollment of patients in our clinical trials for our product candidates. If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

Identifying and qualifying patients to participate in clinical trials of our product candidates will be critical to our success. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The enrollment of patients depends on many factors, including:

●	the patient eligibility criteria defined in the protocol;

●	the number of patients with the disease or condition being studied;

●	the perceived risks and benefits of the product candidate in the trial;

●	clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating or drugs that may be used off-label for these indications;

●	the size and nature of the patient population required for analysis of the trial’s primary and secondary endpoints;

●	the proximity of patients to study sites;

●	the design of the clinical trial;

●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

●	competing clinical trials for similar therapies or other new therapeutics not involving T cell-based immunotherapy;

●	our ability to obtain and maintain patient consents;

●	the risk that patients enrolled in clinical trials will drop out of the clinical trials before completion of their treatment; and

●	other public health factors, including the coronavirus pandemic or outbreaks of other infections.

In particular, some of our clinical trials will look to enroll patients with characteristics which are found in a very small population. For example, our clinical trial for CER-1236 will seek to enroll patients with hematologic malignancies, including AML, MCL, CLL, and other B cell and myeloid neoplasms. Other companies are conducting clinical trials with their engineered T cell therapies in hematologic malignancies and seek to enroll patients in their studies that may otherwise be eligible for our clinical trials, which could lead to slow recruitment and delays in our clinical trials. In addition, since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which could further reduce the number of patients who are available for our clinical trials in these clinical trial sites.

Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential study participants and their doctors may be inclined to use conventional therapies, such as chemotherapy and antibody therapy, rather than participate in our clinical trials.

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these clinical trials and adversely affect our ability to advance the development of our product candidates. In addition, many of the factors that may lead to a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

If the market opportunities for any of our product candidates are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer.

We are focused initially on the development of treatments for cancers such as AML, MCL and CLL, and plan to eventually extend our treatments to other forms of cancer. Our internal projections of addressable patient populations that have the potential to benefit from treatment with our product candidates are based on estimates. If any of our estimates are inaccurate, the market opportunities for any of our product candidates could be significantly diminished and have an adverse material impact on our business.

We currently have no marketing and sales organization and have no experience in marketing products. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, if licensed, we may not be able to generate product revenue.

We currently have no sales, marketing or distribution capabilities and have no experience in marketing products. We intend to develop an in-house marketing organization and sales force, which will require significant capital expenditures, management resources and time. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.

If we are unable or decide not to establish internal sales, marketing and distribution capabilities, we will pursue collaborative arrangements regarding the sales and marketing of our product candidates following their approval. However, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if we are able to do so, that they will have effective sales forces. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates.

There can be no assurance that we will be able to develop in-house sales and distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any product in the United States or overseas.

We face competition from companies that have developed or may develop product candidates for the treatment of the diseases that we may target, including companies developing novel therapies and platform technologies. If these companies develop platform technologies or product candidates more rapidly than we do, if their platform technologies or product candidates are more effective or have fewer side effects, our ability to develop and successfully commercialize product candidates may be adversely affected.

The development and commercialization of cell and gene therapies is highly competitive. We compete with a variety of large pharmaceutical companies, multinational biopharmaceutical companies, other biopharmaceutical companies and specialized biotechnology companies, as well as technology and/or therapeutics being developed at universities and other research institutions. Our competitors are often larger and better funded than we are. Our competitors have developed, are developing or will develop product candidates and processes competitive with ours. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments that are currently in development or that enter the market. We believe that a significant number of product candidates are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop product candidates. There is intense and rapidly evolving competition in the biotechnology and biopharmaceutical fields. We believe that while our T-cell based platform, its associated intellectual property portfolio, the characteristics of our current and potential future product candidates and our scientific and technical know-how together give us a competitive advantage in this space, competition from many sources remains.

Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and supply resources or experience than we do. If we successfully obtain approval for any product candidate, we will face competition based on many different factors, including the safety and effectiveness of our product candidates, the ease with which our product candidates can be administered, the timing and scope of regulatory approvals for these product candidates, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Competing products and product candidates could present superior treatment alternatives, including by being more effective, safer, less expensive or marketed and sold more effectively than any products we may develop. Competitive products and product candidates may make any product we develop obsolete or noncompetitive before we recover the expense of developing and commercializing such product. Such competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan.

These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical study sites and patient registration for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive or better reimbursed than any products that we may commercialize. Our competitors also may obtain FDA, EMA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position for either the product or a specific indication before we are able to enter the market.

We are highly dependent on our key personnel, including individuals with expertise in cell therapy development and manufacturing, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on the expertise of our management, scientific and medical personnel, including our chief executive officer (“Chief Executive Officer”), Brian G. Atwood, our chief technical officer, Daniel Corey, and the head of our scientific advisory board (the “Scientific Advisory Board”), Lawrence Corey. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.

We conduct substantially all of our operations at our facilities in the South San Francisco area. The San Francisco Bay Area region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. Attrition may lead to higher costs for hiring and retention, diversion of management time to address retention matters and disrupt the business.

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided equity-based compensation for retention purposes. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

We will need to continue to grow the size of our organization, and we may experience difficulties in managing this growth.

As our development, manufacturing and commercialization plans and strategies develop, we expect to add managerial, operational, sales, R&D, marketing, financial and other personnel. Current and future growth imposes and will impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining and motivating additional employees;

●	managing our internal development efforts effectively, including the clinical and FDA review process for our product candidates, while complying with our contractual obligations to contractors and other third parties; and

●	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to commercialize our product candidates will depend, in part, on our ability to effectively manage our growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. We may also be subject to penalties or other liabilities if we mis-classify employees as consultants. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring and retaining employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop, manufacture and commercialize our product candidates and, accordingly, may not achieve our research, development, manufacturing and commercialization goals. Conversely, if we expand ahead of our business progress, we may take on unnecessary costs.

We may form or seek strategic alliances or enter into licensing arrangements in the future, and we may not realize the benefits of such alliances or licensing arrangements.

We may form or seek strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. Any delays in entering into strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates in certain geographies for certain indications, which would harm our business prospects, financial condition and results of operations.

If we license products or new technologies or acquire businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. For instance, certain of our agreements may require significant R&D that may not result in the development and commercialization of product candidates. We cannot be certain that, following a strategic transaction or license, we will achieve the results, revenue or specific net income that justifies such transaction.

We will need substantial additional financing to develop our product candidates and implement our operating plans, which financing we may be unable to obtain, or unable to obtain on acceptable terms. If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our product candidates.

We expect to spend a substantial amount of capital in the development and manufacturing of our product candidates, and we will need substantial additional financing to do so. In particular, we will require substantial additional financing to enable commercial production of our product candidates and initiate and complete registrational trials for multiple products in multiple regions. Further, if approved, we will require significant additional capital in order to launch and commercialize our product candidates.

As of March 20, 2024, we had $4.7 million in cash and cash equivalents. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may also need to raise additional capital sooner than we currently anticipate if we choose to expand more rapidly than we presently plan. In any event, we will require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities.

We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other R&D initiatives. We could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our Common Stock to decline.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.

Until such time, if ever, as we can generate substantial revenue from the sale of our product candidates, we will need substantial additional financing to develop our product candidates and implement our operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our research programs or product candidates or grant licenses on terms that may not be favorable to us or that may be at less than the full potential value of such rights. If we are unable to raise additional funds through equity or debt financings or other arrangements with third parties when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to third parties to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

If our security measures, or those of our CROs, CDMOs, collaborators, contractors, consultants or other third parties upon whom we rely, are compromised or the security, confidentiality, integrity or availability of our information technology, software, services, networks, communications or data is compromised, limited or fails, we could experience a material adverse impact.

In the ordinary course of our business, we may collect, process, receive, store, use, generate, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively processing) proprietary, confidential and sensitive information, including personal data (including health information), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties. We may also share or receive sensitive information with our partners, CROs, CDMOs, or other third parties. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may also experience adverse consequences.

Our internal computer systems and those of our CROs, CDMOs, collaborators, contractors, consultants or other third parties are vulnerable to damage from computer viruses, unauthorized access, cybersecurity threats, and telecommunication and electrical failures. In addition, as many of our personnel work from home at least part of the time and utilize network connections outside our premises, this poses increased risks to our information technology systems and data. Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” “hacktivists,” organized criminal threat actors, threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, and the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce and distribute our product candidates. We and the third parties upon which we rely are subject to a variety of evolving threats, including social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service (such as credential stuffing), credential harvesting, social engineering attacks (including through phishing attacks), viruses, ransomware, supply chain attacks, personnel misconduct or error and other similar threats. We may also be the subject of software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures or other similar issues. In particular, ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruptions to our clinical trials, loss of data (including data related to clinical trials), significant expense to restore data or systems, reputational loss and the diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach to our information technology systems or the third-party information technology systems that support us and our services. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to manufacture or deliver our product candidates.

We may expend significant resources, or modify our business activities and operations, including our clinical trial activities, in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures or use industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

Although we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We have experienced attempts to compromise our information technology systems or otherwise cause a security incident, but, to our knowledge, such attempts have been unsuccessful. In addition, from time to time, our vendors inform us of security incidents. To date, our review of such incidents as reported to us did not reveal material information being lost, CERo-specific security vulnerabilities or provide any useful information or insight into our systems or environment. However, we may not have all information related to such incidents and future incidents could have an adverse impact on our business.

We may be unable to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate exploitable critical vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Any failure to prevent or mitigate security incidents or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state, federal, and international law and may cause a material adverse impact to our reputation, affect our ability to conduct our clinical trials and potentially disrupt our business.

Applicable data protection laws, privacy policies and data protection obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may also experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that the limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations.

We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or adequately mitigate liabilities arising out of our privacy and security practices, or that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

Disruptions at the FDA, the SEC and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund R&D activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel or otherwise, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed.

Business disruptions, including financial institution distress, could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our CROs, CDMOs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical pandemics or epidemics and other natural or man-made disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to comply with the regulations of the FDA and other similar foreign regulatory authorities, provide true, complete and accurate information to the FDA and other similar foreign regulatory authorities, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws and regulations will increase significantly, and our costs associated with compliance with such laws and regulations are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. For more information, see the section entitled, “Business — Healthcare Laws and Regulations.”

The distribution of biotechnology and biopharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of biotechnology and biopharmaceutical products.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from other aspects of its business.

It is not always possible to identify and deter employee misconduct, and our code of ethics and the other precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant criminal, civil and administrative sanctions including monetary penalties, damages, fines, disgorgement, diminished profits and future earnings, individual imprisonment, and exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, reputational harm, and we may be required to curtail or restructure our operations, any of which could adversely affect our ability to operate our business and our results of operations.

The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the European Union. The provision of benefits or advantages to induce or reward improper performance generally is typically governed by the national anti-bribery laws of European Union Member States, and in respect of the U.K. (which is longer a member of the European Union), the U.K. Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment. European Union Directive 2001/83/EC, which is the European Union Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the UK despite its departure from the European Union. Payments made to physicians in certain European Union Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual European Union Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the European Union General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018, as well as the United Kingdom’s General Data Protection Regulations (the “UK GDPR”), which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater; UK GDPR mirrors such fines under the GDPR. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with European activities. This and other future developments regarding the flow of data across borders could increase the cost and complexity of delivering our product candidates, if approved, in some markets and may lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity, which could have an adverse effect on our reputation and business.

Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.

Future undesirable or unacceptable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Approved autologous T cell therapies and those under development by other companies have shown frequent rates of CRS, neurotoxicity, serious infections, prolonged cytopenia and hypogammaglobulinemia, and adverse events have resulted in the death of patients. Similar adverse events may occur for our T cell product candidates.

In addition, we utilize a lymphodepletion regimen, which generally includes fludarabine, cyclophosphamide or bendamustine, that may cause serious adverse events. For instance, because the regimen will cause a transient and sometimes prolonged immune suppression, patients will have an increased risk of infection, such as to COVID-19, that may be unable to be cleared by the patient and ultimately lead to other serious adverse events or death. Our lymphodepletion regimen has caused and may also cause prolonged cytopenia and aplastic anemia.

We may also combine the use of our product candidates with other investigational or approved therapies that may cause separate adverse events or events related to the combination or potentiate side effects of approved drugs.

If unacceptable toxicities arise in the development of our product candidates, we could suspend or terminate our trials or the FDA, the EMA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Any data safety monitoring board may also suspend or terminate a clinical trial at any time on various grounds, including a finding that the research patients are being exposed to an unacceptable health risk, including risks inferred from other unrelated immunotherapy trials. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from T cell therapy are not normally encountered in the general patient population and by medical personnel. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient deaths. Any of these occurrences may harm our business, financial condition and prospects significantly.

Our product candidates may target healthy cells expressing target antigens, leading to potentially fatal adverse effects.

Our product candidates target specific antigens that are also expressed on healthy cells. For example, cell surface phosphatidylserine, the target of CER-1236, has been observed on activated immune cells, including platelets, and in rapidly dividing cells across various organs including the gastrointestinal system, hepatic system, cardiovascular system, renal system, pulmonary system, and the central nervous system and related peripheral nervous system. Our product candidates may target healthy cells, leading to serious and potentially fatal adverse effects. Even though we intend to closely monitor the side effects of our product candidates in both preclinical studies and clinical trials, we cannot guarantee that products will not target and kill healthy cells.

Our product candidates may have serious and potentially fatal cross-reactivity to lipids, peptides or protein sequences within the body.

Our product candidates may recognize and bind to a peptide unrelated to the target antigen to which it is designed to bind. If this peptide is expressed within normal tissues, our product candidates may target and kill the normal tissue in a patient, leading to serious and potentially fatal adverse effects. Additionally, our product candidates may bind with non-targeted lipids, leading to off-target reactivity. Detection of any on-target off-tumor or non-specific-reactivity may halt or delay any ongoing clinical trials for any CER-T cell based product candidate and prevent or delay regulatory approval. Unknown binding-reactivity of the CER-T cell binding domain to related proteins could also occur. Any non-specific binding interactions that impacts patient safety could materially impact our ability to advance our product candidates into clinical trials or to proceed to marketing approval and commercialization.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We face an inherent risk of product liability as a result of the planned clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, packaging, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for our product candidates or products that we may develop;

●	injury to our reputation;

●	withdrawal of clinical trial participants;

●	initiation of investigations by regulators;

●	costs to defend the related litigation;

●	a diversion of management’s time and our resources;

●	substantial monetary awards to trial participants or patients;

●	product recalls, withdrawals or labeling, marketing or promotional restrictions;

●	loss of revenue;

●	exhaustion of any available insurance and our capital resources;

●	the inability to commercialize any product candidate; and

●	a decline in our stock price.

Failure to obtain or retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with corporate collaborators. Although we plan on purchasing clinical trial insurance, such insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

Public opinion and scrutiny of cell-based immuno-oncology therapies for treating cancer, or negative clinical trial results from our cell-based therapy competitors, or auto-immune cell therapy candidates, may impact public perception of our company and product candidates, or impair our ability to conduct our business.

Our autologous cell therapy platforms utilizes a relatively novel technology involving the genetic modification of cells, and no CER-T cell-based immunotherapy has been approved to date. Public perception may be influenced by claims, such as claims that cell-based immunotherapy is unsafe, unethical, or immoral and, consequently, our approach may not gain the acceptance of the public or the medical community. Negative public reaction to cell-based immunotherapy in general, or negative clinical trial results from our cell-based therapy competitors, or auto-immune cell therapy candidates, could result in greater government regulation and stricter labeling requirements of cell-based immunotherapy products, including any of our product candidates, and could cause a decrease in the demand for any products we may develop. Adverse public attitudes may adversely impact our ability to enroll patients in clinical trials. More restrictive government regulations or negative public opinion could have an adverse effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop.

For example, in November 2023, the FDA announced that it would be conducting an investigation into reports of T-cell malignancies following BCMA-directed or CD19-directed autologous CAR-T cell immunotherapies following reports of T cell lymphoma in patients receiving these therapies. In January 2024, the FDA determined that new safety information related to T cell malignancies should be included in the labeling with boxed warning language on these malignancies for all BCMA- and CD-19-directed genetically modified autologous T cell immunotherapies. While CER-1236 and our engineered CER-T cells are designed to utilize a different mechanism of action, FDA’s investigation into CAR-T therapies and other similar actions could result in increased government regulation, unfavorable public perception and publicity, potential impacts on enrollment in our clinical trials, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved, and a decrease in demand for any such product candidates.

Our product candidates for which we intend to seek approval as biological products may face competition sooner than anticipated, including from other therapeutic modalities.

The Affordable Care Act, signed into law on March 23, 2010, includes a subtitle called the BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product.

We believe that any of our product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

If any approved products are subject to biosimilar competition sooner than we expect, we will face significant pricing pressure and our commercial opportunity will be limited.

The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for new products could limit our product revenues.

Our ability to commercialize any of our product candidates successfully will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. In the United States, the principal decisions about reimbursement for new therapies are typically made by CMS, an agency within the United States Department of Health and Human Services. CMS decides whether and to what extent a new therapy will be covered and reimbursed under Medicare, and private payors tend to follow CMS determinations to a substantial degree. The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford expensive treatments, such as cellular immunotherapy. There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products by government and third-party payors. In particular, there is no body of established practices and precedents for reimbursement of cellular immunotherapies, and it is difficult to predict what the regulatory authority or private payor will decide with respect to reimbursement levels for novel products such as ours. Our product candidates may not qualify for coverage or direct reimbursement, or may be subject to limited reimbursement. If reimbursement or insurance coverage is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates, if approved. Even if coverage is provided, the approved reimbursement amount may not be sufficient to allow us to establish or maintain pricing to generate income.

In addition, reimbursement agencies in foreign jurisdictions may be more conservative than those in the United States. Accordingly, in markets outside the United States, the reimbursement for our product candidates, if approved, may be reduced as compared with the United States and may be insufficient to generate commercially reasonable revenues and profits. Moreover, increasing efforts by governmental and third-party payors, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved, and as a result, they may not cover or provide adequate payment for our product candidates. Failure to obtain or maintain adequate reimbursement for any products for which we receive marketing approval will adversely affect our ability to achieve commercial success, and could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition.

Even if we obtain regulatory and marketing approval for a product candidate, our product candidates will remain subject to regulatory oversight.

Even if we receive marketing and regulatory approval for CER-1236 or any other product candidates, regulatory authorities may still impose significant restrictions on the indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. CER-1236 and other product candidates will also be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, and submission of safety and other post-market information. The FDA has significant post-market authority, including, for example, the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate serious safety risks related to the use of a biologic. Any regulatory approvals that we receive for CER-1236 or other product candidates may also be subject to a REMS, limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including post-approval clinical trials, and surveillance to monitor the quality, safety, and efficacy of the product, all of which could lead to lower sales volume and revenue. For example, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The holder of an approved BLA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling, or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

In addition, product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements and adherence to commitments made in the BLA or foreign marketing application. If we, or a regulatory authority, discover(s) previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured or disagrees with the promotion, marketing or labeling of that product, a regulatory authority may impose restrictions relative to that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

If we or our contractors fail to comply with applicable regulatory requirements following approval of CER-1236 or our other product candidates, a regulatory authority may:

●	issue a warning letter, untitled letter, or Form 483, asserting that we are in violation of the law;

●	request voluntary product recalls;

●	seek an injunction or impose administrative, civil, or criminal penalties or monetary fines;

●	suspend or withdraw regulatory approval;

●	suspend any ongoing clinical trials;

●	refuse to approve a pending BLA or comparable foreign marketing application (or any supplements thereto);

●	restrict the marketing or manufacturing of the product;

●	seize or detain the product or otherwise require the withdrawal of the product from the market;

●	refuse to permit the import or export of product candidates; or

●	refuse to allow us to enter into supply contracts, including government contracts.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize CER-1236 or other product candidates and adversely affect our business, financial condition, results of operations, and prospects.

Prior treatments can alter the cancer or target of CER-T cell therapy and negatively impact chances for achieving clinical activity with our programmed T cells.

Patients with hematological cancers receive highly toxic lympho-depleting chemotherapy as their initial treatment. These therapies can impact the viability of the T cells collected from the patient and can contribute to highly variable responses to programmed T cell therapies. Patients could also have received prior therapies that target the same target antigen on the cancer cells as our intended programmed T cell product candidate and thereby lead to a selection of cancer cells with low or no expression of the target. Cancers also naturally evolve and select clones with low or no expression of the target. As a result, our programmed T cell product candidates may not recognize the cancer cell and may fail to achieve clinical activity. If any of our product candidates do not achieve a sufficient level of clinical activity, we may discontinue the development of that product candidate, which could adversely affect our business, financial condition, results of operations, and prospects.

Risks Related to Reliance on Third-Parties

We will rely on third parties to conduct our clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

We expect to utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, CDMOs and strategic partners to conduct our preclinical studies under agreements with us and in connection with our clinical trials. We expect to have to negotiate budgets and contracts with CROs, trial sites and CDMOs which may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our clinical trials and we control only certain aspects of their activities. As a result, we have less direct control over the conduct, timing and completion of these clinical trials and the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with biological product produced under cGMP regulations, including current good tissue practice (“cGTP”) regulations, and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting our clinical trials are not and will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our product candidates. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

Switching or adding third parties to conduct our clinical trials involves substantial cost and requires extensive management time and focus. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials. Additionally, there is a natural transition period when a new third party commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines.

We rely on third parties to manufacture and store our clinical product supplies, and we may have to rely on third parties to produce and process our product candidates, if approved. There can be no assurance that we will be able to establish or maintain relationships with such third parties. We may in the future establish our own manufacturing facility and infrastructure in addition to or in lieu of relying on third parties for the manufacture of our product candidates, which would be costly, time-consuming and which may not be successful.

Our product candidates are manufactured in the United States by third parties, and we manage all other aspects of the supply, including planning, oversight, disposition and distribution logistics. There can be no assurance that we will not experience supply or manufacturing issues in the future.

We have a long-term agreement in place with a CDMO for the manufacture of CER-1236. However, we have not yet caused our product candidates to be manufactured or processed on a commercial scale and may not be able to achieve manufacturing and processing and may be unable to create an inventory of mass-produced product to satisfy demands for any of our product candidates. Our clinical supply will also be limited to small quantities and any latent defects discovered in our supply could significantly delay our development timelines.

In addition, our actual and potential future reliance on a limited number of third-party manufacturers exposes us to the following risks:

●	We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA may have questions regarding any replacement contractor. This may require new testing and regulatory interactions. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA questions, if any.

●	Our third-party manufacturers might be unable to timely formulate and manufacture our product or produce the quantity and quality required to meet our clinical and commercial needs, if any.

●	Contract manufacturers may not be able to execute our manufacturing procedures appropriately.

●	Manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration and corresponding state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

●	We may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our products.

●	Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products.

●	Our third-party manufacturers could breach or terminate their agreement with us.

Our contract manufacturers would also be subject to the same risks we face in developing our own manufacturing capabilities, as described above. Our current and potential future CDMOs may also be required to shut down in response to the spread of health epidemics or pandemics, or they may prioritize manufacturing for therapies or vaccines for other diseases. In addition, our CDMOs have certain responsibilities for storage of raw materials and in the past have lost or failed to adequately store our raw materials. We will also rely on third parties to store our released product candidates, and any failure to adequately store our product candidates could result in significant delay to our development timelines. Any additional or future damage or loss of raw materials or product candidates could materially impact our ability to manufacture and supply our product candidates. Each of these risks could delay our clinical trials, the approval, if any of our product candidates by the FDA or the commercialization of our product candidates or result in higher costs or deprive us of potential product revenue.

In addition, we will rely on third parties to perform release tests on our product candidates prior to delivery to patients. If these tests are not appropriately done and test data are not reliable, patients could be put at risk of serious harm.

We maintain single supply relationships for certain key components, and our business and operating results could be harmed if supply is restricted or ends or the price of raw materials used in our suppliers’ manufacturing process increases.

We are dependent on sole suppliers or a limited number of suppliers for certain components that are integral to our product candidates, including CER-1236. If these or other suppliers encounter financial, operating or other difficulties or if our relationship with them changes, we may be unable to quickly establish or qualify replacement sources of supply and could face production interruptions, delays and inefficiencies. In addition, technology changes by our vendors could disrupt access to required manufacturing capacity or require expensive, time-consuming development efforts to adapt and integrate new equipment or processes. Our growth may exceed the capacity of one or more of these suppliers to produce the needed equipment and materials in sufficient quantities to support our growth. Any one of these factors could harm our business and growth prospects.

Our product candidates rely on the availability of specialty raw materials, which may not be available to us on acceptable terms or at all.

Our product candidates, including CER-1236, require many specialty raw materials, some of which are manufactured by small companies with limited resources and experience to support a commercial product. In addition, those suppliers normally support blood-based hospital businesses and generally do not have the capacity to support commercial products manufactured under cGMP by biopharmaceutical firms. The suppliers may be ill-equipped to support our needs, especially in non-routine circumstances like an FDA inspection or medical crisis, such as widespread contamination. We also do not have contracts with many of these suppliers and may not be able to contract with them on acceptable terms or at all. Accordingly, we may experience delays in receiving key raw materials to support clinical or commercial manufacturing.

In addition, some of our raw materials are currently available from a single supplier, or a small number of suppliers. For example, the type of cell culture media and cryopreservation buffer that we currently use in our manufacturing process for the CER-T cells are available from multiple suppliers, but each version may perform differently, requiring us to characterize them and modify our protocols if we change suppliers. Disruption of our cell manufacturing process may affect product health, fitness, and potentially anti-tumor activity and clinical responses. In addition, the cell processing equipment and tubing that we use in our current manufacturing process is only available from a single supplier. We also use certain biologic materials, including certain activating antibodies, that are available from multiple suppliers, but each version may perform differently, requiring us to characterize them and potentially modify some of our protocols if we change suppliers. We cannot be sure that these suppliers will remain in business, or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purpose. If we are required to change suppliers, the materials may only be available from another supplier on terms that are less favorable to us than the terms under which we currently obtain the materials. Accordingly, if we no longer have access to these suppliers, we may experience delays in our clinical or commercial manufacturing which could harm our business or results of operations.

If we or our third-party suppliers use hazardous, non-hazardous, biological or other materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our R&D activities involve the controlled use of potentially hazardous substances, including chemical and biological materials. We and our suppliers are subject to federal, state and local laws and regulations in the United States governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that we and our suppliers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we and our suppliers cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical or hazardous materials. In addition, any violation in the use, manufacture, storage, handling and disposal under foreign law may subject us to additional liability.

Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

Risks Related to Government and Regulation

Clinical development and the regulatory approval process involve a lengthy and expensive process with an uncertain outcome and results of earlier studies and preclinical data, and trials may not be predictive of future clinical trial results. If our preclinical studies and clinical trials are not sufficient to support regulatory approval of any of our product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of such product candidate.

The research, testing, manufacturing, labeling, licensure, sale, marketing and distribution of biological products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, and such regulations differ from country to country. We are not permitted to market our product candidates in the United States or in any foreign countries until they receive the requisite licensure from the applicable regulatory authorities of such jurisdictions. We have not previously submitted a BLA to the FDA or similar licensure applications to comparable foreign regulatory authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety, purity and potency for each desired indication. The BLA must also include significant information regarding the manufacturing controls for the product. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and licensure may not be obtained.

We cannot be certain that our preclinical studies and clinical trial results will be sufficient to support regulatory approval of our product candidates. Clinical testing is expensive and can take many years to complete and its outcome is inherently uncertain. Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Failure or delay can occur at any time during the clinical trial process.

We may experience delays in obtaining the FDA’s authorization to initiate clinical trials under future INDs and completing ongoing clinical studies of our product candidates due to a variety of factors. Additionally, we cannot be certain that preclinical studies or clinical trials for our product candidates will begin on time, not require redesign, enroll an adequate number of subjects on time, or be completed on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

●	the availability of financial resources to commence and complete the planned trials

●	the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical trials;

●	delays in obtaining regulatory approval to commence a clinical trial;

●	our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory authority that any of our product candidates are safe, potent and pure;

●	the FDA’s or the applicable foreign regulatory agency’s disagreement with our trial protocol or the interpretation of data from preclinical studies or clinical trials;

●	our inability to demonstrate that the clinical and other benefits of any of our product candidates outweigh any safety or other perceived risks;

●	the FDA’s or the applicable foreign regulatory agency’s requirement for additional preclinical studies or clinical trials;

●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for licensure;

●	the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain licensure of our product candidates in the United States or elsewhere;

●	reaching agreement on acceptable terms with prospective CDMOs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CDMOs and clinical trial sites;

●	obtaining IRB or ethics committee approval at each clinical trial site;

●	recruiting an adequate number of suitable patients to participate in a clinical trial;

●	having subjects complete a clinical trial or return for post-treatment follow-up;

●	clinical trial sites deviating from clinical trial protocol or dropping out of a clinical trial;

●	addressing subject safety concerns that arise during the course of a clinical trial;

●	adding a sufficient number of clinical trial sites;

●	obtaining sufficient product supply of product candidate for use in preclinical studies or clinical trials from third-party suppliers;

●	the FDA’s or the applicable foreign regulatory agency’s findings of deficiencies or failure to approve the manufacturing processes or facilities of third-party manufacturers upon which we rely; or

●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

We may experience numerous adverse or unforeseen events during, or as a result of, preclinical studies and clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

●	we may receive feedback from regulatory authorities that requires us to modify the design of our clinical trials;

●	we may obtain a result from preclinical studies such as a binder specificity study or a safety toxicology study that require us to modify the design of our clinical trials, abandon our research efforts for product candidates, or result in delays;

●	clinical trials of our product candidates may produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional clinical trials or abandon our research efforts for our other product candidates;

●	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of our clinical trials at a higher rate than we anticipate;

●	our third-party contractors may fail to comply with regulatory requirements, fail to maintain adequate quality controls or be unable to provide us with sufficient product supply to conduct and complete preclinical studies or clinical trials of our product candidates in a timely manner, or at all;

●	we or our investigators might have to suspend or terminate clinical trials of our product candidates for various reasons, including non-compliance with regulatory requirements, a finding that our product candidates have undesirable side effects or other unexpected characteristics or a finding that the participants are being exposed to unacceptable health risks;

●	the cost of clinical trials of our product candidates may be greater than we anticipate;

●	the quality of our product candidates or other materials necessary to conduct preclinical studies or clinical trials of our product candidates may be insufficient or inadequate;

●	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate; and

●	future collaborators may conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only moderately positive or if there are safety concerns, our business and results of operations may be adversely affected and we may incur significant additional costs. In addition, costs to treat patients with relapsed or refractory cancer and to treat potential side effects that may result from our product candidates can be significant. Accordingly, our clinical trial costs are likely to be significantly higher than those for more conventional therapeutic technologies or drug product candidates.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such clinical trials are being conducted, by the Data Safety Monitoring Board for such clinical trial or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical trial protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from the product candidates, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of our product candidates and would materially adversely impact our business and prospects and our ability to generate revenues from any of these product candidates will be delayed or not realized at all. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. If one or more of our product candidates generally prove to be ineffective, unsafe or commercially unviable, our CER-T cell platform would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

Any of these factors, many of which are beyond our control, may result in our failing to obtain regulatory approval to market any of our product candidates, or a delay in such approval, which would significantly harm our business, results of operations, and prospects. Of the large number of biological products in development, only a small percentage successfully complete the FDA or other regulatory approval processes and are commercialized. Even if we eventually complete clinical testing and receive licensure from the FDA or applicable foreign regulatory authorities for any of our product candidates, the FDA or the applicable foreign regulatory may license our product candidates for a more limited indication or a narrower patient population than we originally requested, and the FDA, or applicable foreign regulatory agency, may not license our product candidates with the labeling that we believe is necessary or desirable for the successful commercialization of such product candidates.

Our manufacturing process needs to comply with FDA regulations relating to the quality and reliability of such processes. Any failure to comply with relevant regulations could result in delays in or termination of our clinical programs and suspension or withdrawal of any regulatory approvals.

In order to commercially produce our products at a third party’s facility, we will need to comply with the FDA’s cGMP regulations and guidelines, including cGTPs. We may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We are subject to inspections by the FDA and comparable foreign regulatory authorities to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP, cGTP or other regulatory requirements or delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our CER-T cells as a result of a failure of the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our CER-T cell programs, including leading to significant delays in the availability of our CER-T cells for our clinical trials or the termination of or suspension of a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our CER-T cell product candidates. Significant non-compliance could also result in the imposition of sanctions, including warning or untitled letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our CER-T cell product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation and our business.

Even if we receive regulatory approval for any of our product candidates, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

If the FDA, EMA or any other comparable regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, applicable product tracking and tracing requirements and continued compliance with cGMPs, including cGTPs, and GCP, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with any future potential manufacturing facilities we may own, third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

●	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary product recalls;

●	fines, untitled or warning letters or holds on clinical trials;

●	refusal by the FDA, the EMA or any other comparable regulatory authority to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product approvals;

●	product seizure or detention, or refusal to permit the import or export of products; and

●	injunctions or the imposition of civil or criminal penalties.

Moreover, if any of our product candidates are approved, our product labeling, advertising and promotion will be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about biopharmaceutical products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our or our collaborators’ ability to commercialize our product candidates, and harm our business, financial condition and results of operations.

In addition, the policies of the FDA, the EMA and other comparable regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements, or if we are unable to maintain regulatory compliance, marketing approval that has been obtained may be lost and we may not achieve or sustain profitability.

Regulatory requirements in the United States and abroad governing cell therapy products have changed frequently and may continue to change in the future, which could negatively impact our ability to complete clinical trials and commercialize our product candidates in a timely manner, if at all.

Regulatory requirements in the United States and abroad governing cell therapy products have changed frequently and may continue to change in the future. In 2016, the FDA established the Office of Tissues and Advanced Therapies (“OTAT”) within its Center for Biologics Evaluation and Research to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee, among others, to advise this review. In September 2022, the FDA announced retitling of OTAT to the Office of Therapeutic Products (“OTP”) and elevation of OTP to a “Super Office” to meet its growing cell and gene therapy workload. In addition, under guidelines issued by the National Institute of Health (the “NIH”), gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee (“IBC”), a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. Before a clinical trial can begin at any institution, that institution’s institutional review board, or IRB, and its IBC assesses the safety of the research and identifies any potential risk to public health or the environment. While the NIH guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH guidelines voluntarily follow them. Moreover, serious adverse events or developments in clinical trials of gene therapy product candidates conducted by others may cause the FDA or other regulatory bodies to initiate a clinical hold on our clinical trials or otherwise change the requirements for approval of any of our product candidates. Although the FDA decides whether individual cell and gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation.

We may seek fast track and breakthrough therapy designations or priority review for one or more of our product candidates, but we might not receive such designation or priority review, and even if we do, such designation or priority review may not lead to a faster development or regulatory review or approval process, and does not assure FDA approval of our product candidates. Even if a product qualifies for such designation or priority review, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

We may seek fast track, breakthrough therapy, and/or regenerative medicine advanced therapy designations or priority review for one or more of our product candidates.

The FDA may issue a fast track designation to a product candidate if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new biologic may request that the FDA designate the biologic as a fast track product at any time during the clinical development of the product. For fast track products, sponsors may have greater interactions with the FDA during product development. A fast track product may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA. However, the FDA’s goal for reviewing a BLA fast track application under the PDUFA does not begin until the last section of the application is submitted. Fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

A breakthrough therapy is defined as a product candidate that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Product candidates designated as breakthrough therapies by the FDA are also eligible for priority review if supported by clinical data at the time of the submission of the BLA.

Fast track designation, priority review, and breakthrough therapy designation are within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for any such designation, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of such designation may expedite the development or approval process, but do not change the standards for approval. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

We may seek approval of our product candidates, where applicable, under the FDA’s accelerated approval pathway. This pathway may not lead to a faster development, regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

A product may be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and generally provides a meaningful advantage over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, (“IMM”) that is reasonably likely to predict an effect on IMM or other clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as IMM. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verity and describe the drug’s clinical benefit. Under the FDORA, the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of accelerated approval was granted. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. There can be no assurance that the FDA would allow any of the product candidates we may develop to proceed on an accelerated approval pathway, and even if the FDA did allow such pathway, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. Moreover, even if we received accelerated approval, any post-approval studies required to confirm and verify clinical benefit may not show such benefit, which could lead to withdrawal of any approvals we have obtained. Receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval.

We may not be able to obtain orphan drug exclusivity for one or more of our product candidates, and even if we do, that exclusivity may not prevent the FDA from approving other competing products.

Regulatory authorities may designate drugs for relatively small patient populations as “orphan” drugs. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of market exclusivity, which, subject to certain exceptions, precludes the FDA from approving another marketing application for the same drug for the same indication for that time period. The applicable market exclusivity period is seven years in the United States.

Obtaining orphan drug exclusivity for our product candidates may be important to our commercial strategy. If a competitor obtains orphan drug exclusivity for and approval of a product with the same indication as our product candidates before we do, and if the competitor’s product is the same drug or a similar medicinal product as ours, we could be excluded from the market. Even if we obtain orphan drug exclusivity after FDA approval, we may not be able to maintain it. For example, if a competitive product that is the same drug or a similar medicinal product as our product candidate is shown to be clinically superior to our product candidate, any orphan drug exclusivity we have obtained will not block the approval of such competitive product. In addition, orphan drug exclusivity will not prevent the approval of a product that is the same drug as our product candidates if the FDA finds that we cannot assure the availability of sufficient quantities of the drug to meet the needs of the persons with the disease or condition for which the drug was designated. If one or more of these events occur, it could have a material adverse effect on our company.

We are subject to stringent and changing privacy laws, regulations and standards as well as policies, contracts and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to enforcement or litigation (that could result in fines or penalties), a disruption of clinical trials or commercialization of products, reputational harm, or other adverse business effects.

In the ordinary course of business, we will collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share (collectively, processing) personal data and other sensitive information, including, but not limited to, proprietary and confidential business information, trade secrets, intellectual property, and information we collect about patients in connection with clinical trials. Accordingly, we are, or may become, subject to numerous federal, state, local and international data privacy and data security laws, regulations, guidance, and industry standards as well as external and internal privacy and data security policies, contracts and other obligations that apply to our processing of personal data and the processing of personal data on our behalf.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws and other similar laws (e.g., unfair or deceptive acts or practices pursuant to Section 5(a) of the Federal Trade Commission Act). For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations, imposes requirements relating to the privacy, security and transmission of protected health information. Among other things, HITECH, through its implementing regulations, makes certain of HIPAA’s privacy and security standards directly applicable to business associates, defined as a person or organization, other than a member of a covered entity’s workforce, that creates, receives, maintains or transmits protected health information for or on behalf of a covered entity for a function or activity regulated by HIPAA as well as their covered subcontractors.

In addition, the California Consumer Privacy Act (“CCPA”) applies to personal information of consumers, business representatives, and employees, and creates individual privacy rights and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide disclosures to California consumers, affords California residents certain rights related to their personal data, including the right to opt-out of certain sales of personal data, and allow for a new cause of action for certain data breaches. Although there are limited exemptions for clinical trial data under the CCPA, as our business progresses, the CCPA may become applicable and significantly impact our business activities and exemplifies the vulnerability of our business to evolving regulatory environment related to personal data and protected health information. Furthermore, the California Privacy Rights Act of 2020, effective January 1, 2023, expands the CCPA’s requirements, including by applying to personal information of business representatives and employees and establishing a new regulatory agency to implement and enforce the law. In addition, other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely. Moreover, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

Outside the United States, there are an increasing number of laws, regulations and industry standards concerning privacy, data protection, information security and cross-border personal data transfers. For example, GDPR, UK GDPR, and China’s Personal Information Protection Law impose strict requirements for processing personal data. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the European Union Member States may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, other administrative penalties, and private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expenses. European regulators have also ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

In addition, privacy advocates and industry groups have proposed, and may propose, standards with which we are legally or contractually bound to comply. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. If any of our privacy policies or related materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. As a result, preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors, consultants or other third parties that process personal data on our behalf.

Although we endeavor to comply with all applicable privacy and security obligations, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, third-party collaborators, service providers, contractors or consultants fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party service provider to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others. If we fail, or are perceived to have failed, to address or comply with obligations related to data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits and inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; temporary or permanent bans on all or some processing of personal data; orders to destroy or not use personal data; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business, or financial condition.

The impact of recent healthcare reform legislation and other changes in the healthcare industry and in healthcare spending on us is currently unknown, and may adversely affect our business model.

Our revenue prospects could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. For more information, see the section of this report titled “Business – Healthcare Laws and Regulations – Healthcare Reform.”

The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

●	the demand for our product candidates, if we obtain regulatory approval;

●	our ability to set a price that we believe is fair for our products;

●	our ability to obtain coverage and reimbursement approval for a product;

●	our ability to generate revenue and achieve or maintain profitability;

●	the level of taxes that we are required to pay; and

●	the availability of capital.

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

Our business could be negatively impacted by environmental, social and corporate governance matters or our reporting of such matters.

Investors have increased their emphasis on the environmental, social and governance (“ESG”) practices of companies across all industries, including the environmental impact of operations and human capital management. Expectations regarding voluntary ESG initiatives and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition, or results of operations.

While we have internal efforts directed at ESG matters and preparations for any increased required future disclosures, such initiatives may be costly and may not have the desired effect. We may be perceived to be not acting responsibly in connection with these matters, which could negatively impact us. Moreover, we may not be able to successfully complete such initiatives due to factors that are within or outside of our control. Even if this is not the case, our actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to investor or regulator engagement on our ESG efforts, even if such initiatives are currently voluntary.

Certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies’ ESG profiles in making investment or voting decisions. A failure to comply with investor expectations and standards, which are evolving and vary considerably, or the perception that we have not responded appropriately to the growing concern for ESG issues, could result in reputational harm to our business and could have an adverse effect on us. To the extent ESG matters negatively impact our reputation, it may also negatively impact our share price as well as our access to and cost of capital and impede our ability to compete as effectively to attract and retain employees, which may adversely impact our operations.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under current law, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws. Under Sections 382 and 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have not yet completed a Section 382 or Section 383 analysis, and therefore, there can be no assurances that any previously experienced ownership changes have not materially limited our utilization of affected net operating loss carryforwards or other tax attributes. We may experience ownership changes in the future, including in connection with the proposed Business Combination as a result of shifts in our stock ownership. We anticipate incurring significant additional net losses for the foreseeable future, and our ability to utilize net operating loss carryforwards associated with any such losses to offset future taxable income may be limited to the extent we incur future ownership changes. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could adversely affect our future cash flows.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Biden administration and Congress have proposed various U.S. federal tax law changes, which if enacted could have a material impact on our business, cash flows, financial condition or results of operations. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Even if we obtain FDA approval of any of our product candidates, we may never obtain approval or commercialize such products outside of the United States, which would limit our ability to realize their full market potential.

In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods.

Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and may require additional preclinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our ability to realize the full market potential of our products will be harmed.

Our business operations and current and future relationships with healthcare professionals, principal investigators, consultants, customers and third-party payors in the United States and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, physician payment transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to substantial penalties.

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws, including, without limitation, the U.S. federal Anti-Kickback Statute and the U.S. federal False Claims Act, that may constrain the business or financial arrangements and relationships through which we sell, market and distribute any product candidates for which we obtain marketing approval. In addition, we may be subject to physician payment transparency laws and patient privacy and security regulation by the U.S. federal government and by the states and foreign jurisdictions in which we conduct our business. For more information, see the section of this report titled “Business – Healthcare Laws and Regulations.”

Because of the breadth of these laws and the narrowness of their exceptions and safe harbors, it is possible that our business activities can be subject to challenge under one or more of such laws. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal and state enforcement bodies have continued their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of significant investigations, prosecutions, convictions and settlements in the healthcare industry.

Efforts to ensure that our internal operations and future business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, monetary fines, imprisonment, disgorgement of profits, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting or oversight obligations if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with the law and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and pursue our strategy. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including future collaborators, are found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from participation in government healthcare programs, which could also affect our business.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

We may be affected by regulatory responses to climate-related issues.

The Biden administration has made climate change and the limitation of greenhouse gas (“GHG”) emissions one of its primary objectives. Several states and other geographic regions in the United States have also adopted legislation and regulations to reduce emissions of GHGs.

On March 6, 2024, the SEC finalized new rules for public companies that will require extensive climate-related disclosures and significant analysis of the impact of climate-related issues on our business strategy, results of operations, and financial condition (the “SEC Climate Disclosure Rules”). The new rules will require us to disclose our material climate-related risks and opportunities, GHG emissions inventory, climate-related targets and goals, and financial impacts of physical and transition risks. As a result of the SEC Climate Disclosure Rules, our legal, accounting, and other compliance expenses may increase significantly, and compliance efforts may divert management time and attention. We may also be exposed to legal or regulatory action or claims as a result of these new regulations. All of these risks could have a material adverse effect on our business, financial position, and/or stock price.

Risks Related to Intellectual Property

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.

The loss of any procured intellectual property rights in our products could permit our competitors to manufacture their own version of our products. We have attempted to protect our intellectual property rights in our products through a combination of patents, confidentiality agreements, non-compete agreements and other contractual protection mechanisms, and we will continue to do so. While we intend to defend against threats to our intellectual property, our patents or various contractual protections may not adequately protect our intellectual property. In addition, we could be required to expend significant resources to defend our rights to proprietary information, and may not be successful in such defense.

As such, we may not be successful in preventing third parties from infringing, copying or misappropriating our intellectual property. There can also be no assurance that pending patent applications owned by us will result in patents being issued to us, that patents issued to or licensed by us in the past or in the future will not be challenged or circumvented by competitors or that such patents will be found to be valid or sufficiently broad to protect our products or to provide us with any competitive advantage. Third parties could also obtain patents that may require us to negotiate to obtain licenses to conduct our business, and any required licenses may not be available on reasonable terms or at all. We also rely on confidentiality and non-compete agreements with certain employees, independent distributors, consultants and other parties to protect, in part, trade secrets and other proprietary rights. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets or proprietary knowledge.

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection. We cannot assure investors that any of the currently pending or future patent applications will result in granted patents, nor can we predict how long it will take for such patents to be granted.

Our commercial success will depend in part on us obtaining and maintaining patent protection and trade secret protection of our current and future product candidates, as well as successfully defending these patents against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities and the right under our licensed patents to contest alleged infringement.

The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the United States or in many jurisdictions outside of the United States. Changes in either the patent laws or interpretations of patent laws in the United States and other countries may diminish the value of our owned or licensed intellectual property. Accordingly, we cannot predict the breadth of claims that may be enforced in the patents that may be issued from the applications we currently or may in the future own or license from third parties. Further, if any patents we obtain or license are deemed invalid or unenforceable, our ability to commercialize or license our technology could be adversely affected.

Others have filed, and in the future are likely to file, patent applications covering products and technologies that are similar, identical or competitive to ours or important to our business. We cannot be certain that any patent application owned by a third party will not have priority over patent applications filed or in-licensed by us, or that we will not be involved in interference, opposition or invalidity proceedings before U.S. or non-U.S. patent offices.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

●	others may be able to make product candidates or develop a platform similar to, or better than, ours in a way that is not covered by the claims of our licensed or owned patents;

●	others may be able to make compounds that are similar to our product candidates but that are not covered by the claims of patents we own or that are licensed to us;

●	we or our prospective licensors or future collaborators might not have been the first to make the inventions covered by any pending patent applications issued patents that we own or license;

●	we or our prospective licensors or future collaborators might not have been (or may not be in the future) the first to file patent applications for certain of our inventions;

●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

●	our pending patent applications may not lead to issued patents;

●	issued patents that we own or license may be held invalid or unenforceable as a result of legal challenges by our competitors or others;

●	our competitors might conduct R&D activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

●	any patents that we obtain, or are licensed to us, may not provide us with any competitive advantages or protection against competitors, or may be challenged by third parties;

●	we cannot predict the scope of protection of any patent issuing based on our patent applications, including whether the patent applications that we own or may in-license in the future will result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries;

●	if we attempt to enforce our patents, a court may hold that our patents are not invalid, unenforceable or not infringed;

●	we may not develop additional proprietary technologies that are patentable;

●	we may need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights which will be costly whether we win or lose;

●	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property;

●	we may be required to change, redesign or stop using trademarks, service marks, domain names, logos, trade names and other identifiers that we own or use to avoid infringing the rights of third parties;

●	we may fail to adequately protect and police our trade secrets; or

●	the patents of others may have an adverse effect on our business, including if others obtain patents claiming subject matter similar to or improving that covered by our patents and patent applications.

Should any of these events occur, they could significantly harm our business, results of operations and prospects.

Without patent protection on the composition of matter of our product candidates, our ability to assert our patents to stop others from using or selling our product candidates in a non-pharmaceutically acceptable formulation may be limited.

Due to the patent laws of a country, or the decisions of a patent examiner in a country, or our own filing strategies, we may not obtain patent coverage for all of our product candidates or methods involving these candidates in parent patent applications. We may have to pursue divisional patent applications or continuation patent applications in the United States and other countries to obtain claim coverage for inventions which were disclosed but not claimed in parent patent applications.

Moreover, it is possible that our pending patent applications will not result in granted patents, and even if such pending patent applications are granted as patents, they may not provide a basis for intellectual property protection of commercially viable products nor provide us with any competitive advantages. Further, it is possible that, for any of the patents that may be granted in the future, others will design around the patent rights or identify cancer treatment methods that do not concern the rights covered by our patent rights or licenses. Further, we cannot assure investors that other parties will not challenge any patents granted to us or that courts or regulatory agencies will hold our patents to be valid or enforceable. We also cannot guarantee that we will be successful in defending challenges made against our patents. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents, or to such patents being interpreted narrowly or otherwise in a manner adverse to our interests. Our ability to establish or maintain a technological or competitive advantage over our competitors may be diminished because of these uncertainties.

We may also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or feasible. However, trade secrets are difficult to protect. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information to competitors or other third parties. Enforcing a claim that a third party illegally obtained and is using any of our trade secrets may be expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

If we are unable to obtain and maintain patent protection for any products we develop and for our technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize any product candidates we may develop and our technology may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment and development that are important to our business. If we do not adequately protect our intellectual property rights, competitors may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. To protect our proprietary position, we file patent applications in the United States and abroad related to our product candidates that are important to our business; we may in the future also license or purchase patent applications filed by others. If we are unable to secure or maintain patent protection with respect to our technology and any proprietary products and technology we develop, our business, financial condition, results of operations and prospects could be materially harmed.

We cannot provide any assurances that any of our current or future patents have or will include claims with a scope sufficient to protect our current and future product candidates or otherwise provide any competitive advantage. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after its earliest U.S. non-provisional filing date. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Moreover, some of our patents and patent applications are, and may in the future be, owned by or co-owned with third parties. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

The patent prosecution process is complex, expensive, time-consuming and inconsistent across jurisdictions. We may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent rights at a commercially reasonable cost or in a timely manner. In addition, we may not pursue or obtain patent protection in all relevant markets. It is possible that we will fail to identify important patentable aspects of our R&D efforts in time to obtain any patent protection. While we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our R&D efforts, including for example, our employees, former employees, corporate collaborators, external academic scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby endangering our ability to seek patent protection. In addition, publications of discoveries in the scientific and scholarly literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Consequently, we cannot be certain that we were the first to file for patent protection on the inventions claimed in our patents or pending patent applications.

The issuance or grant of a patent is not irrefutable as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. We may in the future, become subject to a third-party pre-issuance submission of prior art or opposition, derivation, revocation, re-examination, post-grant or inter partes review, or interference proceedings or other similar proceedings challenging our patent rights or the patent rights of others in the USPTO or other foreign patent office. An unfavorable determination in any such submission, proceeding or litigation could reduce the scope of or invalidate our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or extinguish our ability to manufacture or commercialize products without infringing third-party patent rights.

Third-party claims of intellectual property infringement may prevent or delay our product discovery and development efforts, and could increase our costs.

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, reexamination, and post grant review proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates and/or proprietary technologies infringe their intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties allege they have patent rights encompassing our product candidates, technologies or methods.

Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting preclinical and clinical trials and other development activities in the United States is not considered an act of infringement. If CER-1236 or another product candidate is cleared/approved by the FDA, a third party may then seek to enforce its patent by filing a patent infringement lawsuit against us. While we do not believe that any patent claims that could have a materially adverse effect on the commercialization of our product candidates are valid and enforceable, we may be incorrect in this belief, or we may not be able to prove it in litigation. In this regard, patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be issued third-party patents of which we are currently unaware with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Patent applications can take many years to issue. There may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Moreover, we may fail to identify relevant patents or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by our activities. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we were to obtain a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we were to obtain a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidates. Defense of these claims, regardless of their merit, could involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of our product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize our product candidates, which could harm our business significantly.

We could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent of a third party. A finding of infringement could prevent us from commercializing our product candidates or any future product candidates or force us to cease some of our business operations, which could materially harm our business.

Although we have reviewed certain third-party patents and patent filings that we believe may be relevant to our therapeutic candidates or products, we have not conducted a freedom-to-operate search or analysis for any of our therapeutic candidates or products, and we may not be aware of patents or pending or future patent applications that, if issued, would block us from commercializing our therapeutic candidates or products. Thus, we cannot guarantee that our therapeutic candidates or products, or our commercialization thereof, do not and will not infringe any third party’s intellectual property.

We may not be successful in obtaining or maintaining necessary rights to product components and processes for our manufacturing and development pipeline through acquisitions and in-licenses.

Presently, we have rights to certain intellectual property, under issued patents that we own, including U.S. Patent No. 11,655,282 and EP Patent No. 3,519,441, which relate to CER-1236, as well as additional patents which relate to certain other product candidates. U.S. Patent Application Number 17/400,082 was allowed and later issued on May 23, 2023 as U.S. Patent Number 11,655,282. This patent provides coverage over our CER-1236 product candidate and includes claims directed to a CER comprising, at least in part, Tim-4, a phosphatidylserine binding domain, its sequence, and various Tim-4 proteins. Because additional product candidates may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, while we have patent rights directed to certain T cell constructs, we may not be able to obtain intellectual property rights to broader T cell or engineered T cell constructs.

Our product candidates may also require specific formulations to work effectively and efficiently and these rights may be held by others. Similarly, efficient production or delivery of our product candidates may also require specific compositions or methods, and the rights to these may be owned by third parties. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary or important to our business operations. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, which would harm our business. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on such intellectual property rights which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology. Moreover, the specific antibodies that will be used with our product candidates may be covered by the intellectual property rights of others.

Additionally, we may collaborate with academic institutions to accelerate our preclinical research or development under written agreements with these institutions. In certain cases, these institutions may provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to others, potentially blocking our ability to pursue our program. If we are unable to successfully obtain rights to required third-party intellectual property or to maintain the existing intellectual property rights we have, we may have to abandon development of such program and our business and financial condition could suffer.

The licensing and acquisition of third-party intellectual property rights is a competitive area, and companies which may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates. More established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

We may be involved in lawsuits to protect or enforce our patents which could be expensive, time-consuming and unsuccessful.

Competitors may infringe our patents. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in a legal proceeding, a court may decide that one or more of our patents is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly and could put one or more of our pending patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure.

Interference or derivation proceedings provoked by third parties or brought by the USPTO may be necessary to determine the priority or provenance of inventions with respect to our patents or patent applications or those of our prospective licensors. An unfavorable outcome could result in a loss of our current patent rights and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Litigation or interference or derivation proceedings may result in a decision adverse to our interests and, even if we are successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our Common Stock.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance and annuity fees on any issued patent are due to be paid to the USPTO and patent agencies outside the United States in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents covering our product candidates, our competitors might be able to enter the market, which would harm our business. In addition, to the extent that we have responsibility for taking any action related to the prosecution or maintenance of patents or patent application in-licensed from a third party, any failure on our part to maintain the in-licensed rights could jeopardize our rights under the relevant license and may expose us to liability.

We may be subject to claims challenging the inventorship of our patents and other intellectual property.

We may in the future be subject to claims that former employees, collaborators, or other third parties have an interest in our patents or other intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arise from conflicting obligations of consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

We may need to license intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

A third party may hold intellectual property rights, including patent rights, that are important or necessary to the development or manufacture of our product candidates. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our product candidates, in which case we would be required to obtain a license from these third parties. Such a license may not be available on commercially reasonable terms, or at all, and we could be forced to accept unfavorable contractual terms. If we are unable to obtain such licenses on commercially reasonable terms, our business could be harmed.

Issued patents covering our product candidates could be found unpatentable, invalid or unenforceable if challenged in court or the USPTO.

If we initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include inter partes review, ex parte re-examination and post grant review in the United States, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover and protect our product candidates. The outcome following legal assertions of unpatentability, invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of unpatentability, invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business.

Changes to patent law in the United States and in foreign jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the United States continues to adapt to wide-ranging patent reform legislation, including legislation that became effective starting in 2012. Moreover, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in the case Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to DNA molecules are not patentable. While we do not believe that any of the patents owned by us will be found invalid based on this decision, we cannot predict how future decisions by the courts, Congress or the USPTO may impact the value of our patents. Similarly, any adverse changes in the patent laws of other jurisdictions could have a material adverse effect on our business and financial condition. Changes in the laws and regulations governing patents in other jurisdictions could similarly have an adverse effect on our ability to obtain and effectively enforce our patent rights.

We may not be able to protect our intellectual property rights throughout the world.

We may not be able to protect our intellectual property rights outside the United States. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries which we could expand to, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biopharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

We have received confidential and proprietary information from third parties. In addition, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of these third parties or our employees’ former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial cost and be a distraction to our management and employees.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patent protection for our product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect our trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. In addition, we may not be able to obtain adequate remedies for any such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets.

Moreover, our competitors may independently develop knowledge, methods and know-how equivalent to our trade secrets. Competitors could purchase our products and replicate some or all of the competitive advantages we derive from our development efforts for technologies on which we do not have patent protection. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Because we will rely on third parties to research and develop and to manufacture our product candidates, we must share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use and disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s independent discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors and consultants to publish data potentially relating to our trade secrets, although our agreements may contain certain limited publication rights. For example, any academic institution that we may collaborate with will likely expect to be granted rights to publish data arising out of such collaboration and any joint R&D programs may require us to share trade secrets under the terms of our R&D or similar agreements. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of our agreements with third parties, independent development or publication of information by any of our third-party collaborators. A competitor’s discovery of our trade secrets would impair our competitive position and have an adverse impact on our business.

We may not have sufficient patent lifespan to effectively protect our products and business.

All of our patents are in early stages. Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after its earliest U.S. non-provisional filing date. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after the resulting products are commercialized. As a result, our patents may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. We expect to seek extensions of patent terms for our issued patents, where available. This includes in the United States under the Hatch-Waxman Act, which permits a patent term extension of up to five years beyond the original expiration date of the patent as compensation for regulatory delays. However, such a patent term extension cannot lengthen the remaining term of a patent beyond a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. During the period of patent term extension, the claims of a patent are not enforceable for their full scope but are instead limited to the scope of the approved product. In addition, the applicable authorities, including the FDA in the United States, and any comparable foreign regulatory authorities, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. In addition, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to the expiration of relevant patents or otherwise failing to satisfy applicable requirements. The terms of our patents may also be affected by the filing of terminal disclaimers during prosecution before the USPTO and foreign authorities recognizing similar disclaimer mechanisms. A patent subject to a terminal disclaimer may have its term limited so that its lifespan does not extend beyond the term of a related patent having a shorter term. If any of the foregoing occurs, any period during which we have the right to exclusively market our product will be shorter than we would otherwise have expected, and our competitors may obtain approval of and launch products earlier than might otherwise have been the case.

The life of patent protection is limited, and third parties could develop and commercialize products and technologies similar or identical to ours and compete directly with us after a patent licensed to us expires, which could materially and adversely affect our ability to commercialize our products and technologies.

The life of a patent and the protection it affords is limited. For example, in the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. In Europe, the expiration of an invention patent is 20 years from its filing date. Even if we successfully obtain patent protection for an approved product candidate, it may face competition from biosimilar medications. Manufacturers of other drugs may challenge the scope, validity or enforceability of the patents underlying our technology in court or before a patent office, and the patent holder may not be successful in enforcing or defending those intellectual property rights and, as a result, we may not be able to develop or market the relevant product candidate exclusively, which would materially adversely affect any potential sales of that product.

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, the patents or pending applications licensed to us may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Even if we believe that the patents involved are eligible for certain (and time-limited) patent term extensions, there can be no assurance that the applicable authorities, including the FDA and the USPTO, and any equivalent regulatory authority in other countries, will agree with our assessment of whether such extensions are available, and such authorities may refuse to grant extensions to such patents, or may grant more limited extensions than requested. Moreover, the applicable time period or the scope of patent protection afforded could be less than requested. If we are unable to obtain patent term extension or term of any such extension is less than requested, our competitors may obtain approval of competing products following our patent expiration, and our business could be harmed. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

The patent pending applications for our product candidates are expected to expire on various dates. Upon the expiration, we will not be able to assert such licensed patent rights against potential competitors, which would materially adversely affect our business, financial condition, results of operations and prospects.

Risks Related to Ownership of our Securities

An active trading market for our Common Stock may not be available on a consistent basis to provide stockholders with adequate liquidity. The price of our Common Stock may be extremely volatile, and stockholders could lose all or part of their investment.

The trading price of our Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

●	the commencement, enrollment or results of any planned and future preclinical studies and clinical trials of our product candidates or changes in the development status of our product candidates;

●	any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings;

●	adverse results from or delays in preclinical studies and clinical trials of our product candidates, including as a result of clinical holds, safety events, enrollment difficulties, or study protocol amendments;

●	Our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

●	adverse regulatory decisions, including failure to receive regulatory approval of our drug to market for our product candidates;

●	adverse developments concerning our manufacturers;

●	Our inability to obtain adequate product supply for any approved drug or inability to do so at acceptable prices;

●	Our inability to establish collaborations, if needed;

●	Our failure to commercialize our product candidates;

●	additions or departures of key scientific or management personnel;

●	unanticipated serious safety concerns related to the use of our product candidates;

●	introduction of new drugs by our competitors;

●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

●	any significant change in our management;

●	Our ability to effectively manage our growth;

●	the size and growth of our initial target markets;

●	actual or anticipated variations in quarterly operating results;

●	Our cash position;

●	Our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

●	publication of research reports about us or our industry, or microbiome therapies in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

●	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

●	changes in the market valuations of similar companies;

●	overall performance of the equity markets;

●	sales of our Common Stock by us or our stockholders, in the future;

●	sales of our Common Stock by certain stockholders pursuant to, and following the termination or expiry of the applicable lock-up period pursuant to the Investor Rights Agreement, the Existing Lock-Ups, or any similar agreement restricting our securityholders’ ability to sell our Common Stock;

●	trading volume of our Common Stock;

●	investor perceptions of the investment opportunity associated with our Common Stock relative to other investment alternatives;

●	actions by institutional or activist stockholders;

●	change in accounting standards, policies, guidelines, interpretations or principles;

●	ineffectiveness of our internal controls;

●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

●	significant lawsuits, including patent or stockholder litigation;

●	changes in the structure of healthcare payments systems;

●	issuance of additional shares of our Common Stock to comply with the full ratchet antidilution rights contained in our outstanding Warrants;

●	failure to raise additional funds on acceptable terms, or at all;

●	changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	general political, economic, industry and market conditions, including rising interest rates and inflation; and

●	other events or factors, many of which are beyond our control.

In addition, the stock market in general, and the markets for special purpose acquisition company (“SPAC”) post-business combination businesses and healthcare companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our Common Stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our Common Stock is low. If the market price of our Common Stock falls, you may not realize any return on your investment and may lose some or all of your investment. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the Russia-Ukraine war and the Israel-Hamas war created volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain and energy markets. There have also been disruptions to the U.S. banking system due to bank failures in the past several years, including with respect to Silicon Valley Bank, Signature Bank and First Republic Bank. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom it relies. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing its costs, including labor and employee benefit costs. In addition, higher inflation could also increase customers’ operating costs, which could result in reduced budgets for customers and potentially less demand for our products, if and when approved. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.

We do not intend to pay dividends on our Common Stock, so any returns will be limited to the value of its stock.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, future debt or other financing arrangements may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our Common Stock. Any return to stockholders will therefore be limited in the foreseeable future to the appreciation of the market price (if any) of our stock.

We are an “emerging growth company” and a “smaller reporting company”, and the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies may make our Common Stock less attractive to investors.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various public company reporting requirements that are applicable to other public companies that are not emerging growth companies, including being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, not being required to have its internal control over financial reporting audited by our independent registered public accounting firm under Section 404 of the Sarbanes-Oxley Act (“Section 404”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until the last day of the fiscal year ending after the fifth anniversary of the consummation of our IPO or until we are no longer an emerging growth company, whichever is earlier. We will cease to be an emerging growth company prior to the end of such five-year period if certain earlier events occur, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, our annual gross revenues equal or exceed $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period prior to such time. In particular, in this Annual Report on, we have provided only two years of audited financial statements and have not included all of the executive compensation related information that would be required if it were not an emerging growth company, and it may elect to take advantage of other reduced reporting requirements in future filings. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, we will not be subject to the same implementation timing for new or revised accounting standards as other public companies that are not emerging growth companies, which may make comparison of its financials to those of other public companies more difficult. As a result of these elections, the information that we provide in this Annual Report may be different than the information you may receive from other public companies in which you hold equity interests. In addition, it is possible that some investors will find our Common Stock less attractive as a result of these elections, which may result in a less active trading market for our Common Stock and higher volatility in its share price.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we is no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our Common Stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our Common Stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Our operating results may fluctuate significantly, which makes future operating results difficult to predict and could cause operating results to fall below expectations or guidance.

Our operations to date have been primarily limited to researching and developing our product candidates. We have not yet obtained regulatory approvals for any of its product candidates. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or approved products on the market.

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict future operating results. From time to time, we may enter into license or collaboration agreements with other companies that include development funding and significant upfront and milestone payments and/or royalties, which may become an important source of our revenue. Accordingly, our revenue may depend on development funding and the achievement of development and clinical milestones under current and any potential future license and collaboration agreements and sales of our drugs, if approved. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in operating results from one period to the next.

In addition, our measures compensation cost for stock-based awards made to employees, directors and non-employee consultants based on the fair value of the award on the grant date and we recognize the cost as an expense over the requisite service period, as applicable. Because the variables that we uses as a basis for valuing stock-based awards change over time, including our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly.

Furthermore, operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

●	delays in the commencement, enrollment and the timing of clinical testing for our product candidates;

●	the timing and success or failure of clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;

●	any delays in regulatory review and approval of product candidates in clinical development;

●	the timing and cost of, and level of investment in, R&D activities relating to our product candidates, which may change from time to time;

●	the cost of manufacturing our product candidates, which may vary depending on FDA guidelines and requirements, and the quantity of production;

●	our ability to obtain additional funding to develop product candidates;

●	expenditures that our will or may incur to acquire or develop additional product candidates and technologies;

●	the level of demand for our product candidates, should they receive approval, which may vary significantly;

●	potential side effects of our product candidates that could delay or prevent commercialization or cause an approved drug to be taken off the market;

●	the ability of patients or healthcare providers to obtain coverage of or sufficient reimbursement for our product candidates, if approved;

●	Our dependency on third-party manufacturers to supply or manufacture our product candidates;

●	our ability to establish an effective sales, marketing and distribution infrastructure in a timely manner;

●	market acceptance of our product candidates, if approved, and our ability to forecast demand for those product candidates;

●	our ability to receive approval and commercialize product candidates outside of the United States;

●	Our ability to establish and maintain collaborations, licensing or other arrangements;

●	Our ability and third parties’ abilities to protect intellectual property rights;

●	costs related to and outcomes of potential litigation or other disputes;

●	Our ability to adequately support future growth;

●	Our ability to attract and retain key personnel to manage our business effectively;

●	potential liabilities associated with hazardous materials;

●	Our ability to maintain adequate insurance policies; and

●	future accounting pronouncements or changes in our accounting policies.

The cumulative effect of such factors could result in large fluctuations and unpredictability in quarterly and annual operating results. As a result, comparing operating results on a period-to-period basis may not be meaningful. Investors should not rely on past results as an indication of future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our Common Stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue and/or earnings guidance we may provide.

Anti-takeover provisions under our organizational documents and Delaware law could delay or prevent a change of control which could limit the market price of our Common Stock and may prevent or frustrate attempts by our stockholders to replace or remove our then-current management.

Our second amended and restated certificate of incorporation (“Charter”), and second amended and restated bylaws (“Bylaws”), contain provisions that could delay or prevent a change of control of our board of directors that our stockholders might consider favorable. Some of these provisions include:

●	a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board of directors will be elected at one time;

●	a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;

●	a requirement that special meetings of stockholders be called only by the chairperson of our board of directors, our Chief Executive Officer or by a majority of the total number of authorized directors;

●	a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law and subject to the rights of the holders of any series of preferred stock to elect additional directors under specified circumstances, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;

●	a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our Charter; and

●	the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of Common Stock.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (“DGCL”), which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our Charter or Bylaws could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer, or proxy contest. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our Common Stock to decline.

If we engage in future acquisitions or strategic partnerships, this may increase capital requirements, dilute stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

We intend to evaluate various acquisition opportunities and strategic partnerships, including licensing or acquiring complementary drugs, intellectual property rights, technologies or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:

●	increased operating expenses and cash requirements;

●	the assumption of additional indebtedness or contingent liabilities;

●	the issuance of our equity securities;

●	assimilation of operations, intellectual property and drugs of an acquired company, including difficulties associated with integrating new personnel;

●	the diversion of our management’s attention from our existing drug programs and initiatives in pursuing such a strategic partnership, merger or acquisition;

●	retention of key employees, the loss of key personnel and uncertainties in our ability to maintain key business relationships;

●	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and marketing approvals; and

●	Our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

In addition, if we undertake acquisitions, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense. Moreover, we may not be able to locate suitable acquisition opportunities, and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business.

Our Bylaws provide that the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

The Charter provides that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

●	any derivative action or proceeding brought on our behalf;

●	any action asserting a breach of fiduciary duty;

●	any action asserting a claim against us or any of our current or former directors, officers or other employees arising under the DGCL, the Charter, or the Bylaws;

●	any action seeking to interpret, apply, enforce or determine the validity of this Charter or our Bylaws;

●	any action as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; and

●	any action asserting a claim against us that is governed by the internal-affairs doctrine.

This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, the Charter further provides that, unless we consent to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, including all causes of action asserted against any defendant named in such complaint. While the Delaware courts have determined that such choice of forum provisions are facially valid and several state trial courts have enforced such provisions and required that suits asserting Securities Act claims be filed in federal court, there is no guarantee that courts of appeal will affirm the enforceability of such provisions and a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of the Charter. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive forum provision in the Charter to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with litigating Securities Act claims in state court, or both state and federal court, which could seriously harm our business, financial condition, results of operations, and prospects. These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, or could result in increased costs for a stockholder to bring a claim, particularly if they do not reside in or near Delaware, both of which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive forum provision in the Charter to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our business, results of operations, and financial condition.

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of Nasdaq, and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee (the “Audit Committee”) and compensation committee (the “Compensation Committee”), and qualified executive officers.

As a result of disclosure of information in the filings required of a public company, our business and financial condition will become more visible, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, results of operations, and financial condition.

As a result of becoming a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting. In 2026, five years after our IPO, we will be required to comply with auditor attestation requirements, as required by Section 404. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts.

We may identify weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our consolidated financial statements. Our control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If our financial statements are not accurate, investors may not have a complete understanding of our operations. If we do not file financial statements on a timely basis as required by the SEC, we could face severe consequences. If we are unable to conclude that its internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Common Stock could decline, and we could be subject to sanctions or investigations by the Nasdaq, the SEC or other regulatory authorities. Moreover, responding to such investigations, are likely to consume a significant amount of our management resources and cause us to incur significant legal and accounting expenses. Failure to remedy any material weakness in internal control over financial reporting, or to maintain effective control systems, could also restrict our future access to the capital markets. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

As a public reporting company, we are subject to filing deadlines for reports that we file pursuant to the Exchange Act, and our failure to timely file such reports may have material adverse consequences on our business.

Following the consummation of the Business Combination, we failed to timely file our Form 8-K with Form 10 information prior to the “staleness” date (as determined in accordance with the applicable rules and regulations of the SEC) applicable to the financial statements that were required by the applicable accounting requirements and other rules and regulations of the SEC to be included in such filing (including pro forma financial information); thus, we have not remained current in our reporting requirements with the SEC since we became an SEC reporting company on February 14, 2024. Although we have since regained status as a current filer by filing a Form 8-K/A with current financial statements on April 1, 2024, we will not be eligible to use a registration statement on Form S-3 that would allow us to continuously incorporate by reference our SEC reports into the registration statement, or to use “shelf” registration statements to conduct offerings, until approximately one year from the date we regained (and maintain) status as a current filer. Until such time, if we determine to pursue an offering, we would be required to conduct the offering on an exempt basis, such as in accordance with Rule 144A, or file a registration statement on Form S-1. Using a Form S-1 registration statement for a public offering would likely take significantly longer than using a registration statement on Form S-3 and increase our transaction costs, and could, to the extent we are not able to conduct offerings using alternative methods, adversely impact our liquidity, ability to raise capital or complete acquisitions in a timely manner. The use of Form S-1 would also prevent us from conducting offerings on a “shelf basis,” limiting our flexibility as to the terms, timing or manner of any such offering.

We cannot guarantee that in the future our reporting will always be timely. If we are unable to satisfy SEC filing deadlines or otherwise provide disclosures of material information on a timely basis, stockholders and potential investors in our Common Stock may have incomplete information about our business and results of operations, which may impact their ability to make an informed investment decision, result in a reduction in the trading price, trading volume or analyst coverage of our Common Stock or expose us to potential liability.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biopharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our business practices. Defending against litigation is costly and time-consuming, and could divert management’s attention and our resources. Furthermore, during the course of litigation, there could be negative public announcements of the results of hearings, motions or other interim proceedings or developments, which could have a negative effect on the market price of the our Common Stock.

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of its securities.

If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum share price requirement, Nasdaq may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of the securities and would impair your ability to sell or purchase the securities when you wish to do so. In the event of a delisting, any action taken by us to restore compliance with listing requirements may not allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the Nasdaq minimum share price requirement or prevent future non-compliance with Nasdaq’s listing requirements. Additionally, if our securities are not listed on, or become delisted from Nasdaq for any reason, and are quoted on the over-the-counter bulletin board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, our Common Stock share price and trading volume could decline.

The trading market for our Common Stock will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. If few or no securities or industry analysts cover us, the trading price for our Common Stock would likely be negatively impacted. If one or more of the analysts who cover us downgrade our Common Stock or publish inaccurate or unfavorable research about our business, our share price would likely decline. In addition, if our operating results fail to meet the forecast of analysts, our share price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Common Stock could decrease, which might cause our share price and trading volume to decline.

Future sales of our Common Stock, or the perception that future sales may occur, may cause the market price of our Common Stock to decline, regardless of our operating performance.

Due to the significant number of redemptions of Class A common stock, par value $0.0001 per share (the “Class A common stock”), of PBAX in connection with the Business Combination, there was a significantly lower number of shares of Class A common stock that converted into shares of our Common Stock in connection with the Business Combination. As a result, the shares of our Common Stock being registered for resale (a portion of which may not be resold until the expiration of the applicable lock-up period) are anticipated to constitute a considerable percentage of our public float. Additionally, a significant portion of the shares of our Common Stock being registered for resale were purchased by selling securityholders pursuant to investments in Legacy CERo that date from February 2017 onwards at prices considerably below the current market price of our Common Stock. This discrepancy in purchase prices may have an impact on the market perception of our Common Stock’s value and could increase the volatility of the market price of our Common Stock or result in a significant decline in the public trading price of our Common Stock. The registration of these shares for resale creates the possibility of a significant increase in the supply of our Common Stock in the market. The increased supply, coupled with the potential disparity in purchase prices, may lead to heightened selling pressure, which could negatively affect the public trading price of our Common Stock. We will not receive the proceeds from the resale of the shares of Common Stock by the selling securityholders.

In connection with the Business Combination, 8,457,653 million shares of Common Stock were issued to the stockholders of Legacy CERo and, of such shares, only 1,755,554 are subject to contractual lock-up restrictions and/or held by affiliates whose ability to sell is dependent upon the effectiveness of a resale registration statement. All shares of Common Stock that are not subject to such restrictions may be sold at any time. Sales of a substantial number of our shares of Common Stock and/or Public Warrants in the public market by our existing securityholders, or the perception that those sales might occur, could depress the market price of our shares of Common Stock and Public Warrants and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our shares of Common Stock and Public Warrants.

Our Warrants are exercisable for Common Stock, the exercise of which would increase the number of shares eligible for future resale in the public market and result in dilution to our shareholders.

As of April 1, 2024, there were (i) 8,750,000 Public Warrants with an exercise price of $11.50 per warrant; (ii) 442,500 private placement warrants (the “Private Placement Warrants”) with an exercise price of $11.50 per warrant; (iii) warrants to purchase an aggregate of 325,536 shares of Common Stock (“Rollover Warrants”), at an exercise price of $10.00 per warrant that were converted from Legacy CERo warrants; (iv) warrants to purchase 612,746 shares of Common Stock (the “Common Warrants”) with an exercise price of $9.20 per warrant; and warrants (the “Preferred Warrants” and, together with the Public Warrants, Private Placement Warrants, Rollover Warrants, and Common Warrants, the “Warrants”) to purchase 2,500 shares of Series A convertible preferred stock, par value $0.0001 per share (the “Series A Preferred Stock”), with an exercise price of $1,000.00 per warrant, which shares of Series A Preferred Stock are convertible into 2,500,000 shares of Common Stock, assuming conversion at $1.00. To the extent such warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock, the impact of which increases as the value of our stock price increases.

Our Warrants may not be exercised at all and we may not receive any cash proceeds from the exercise of the Warrants.

Holders of our Warrants will be less likely to exercise their Warrants if the exercise prices of their Warrants exceed the market price of our Common Stock. There is no guarantee that our Warrants will continue to be in the money prior to their expiration, and as such, the Warrants may expire worthless. As such, any cash proceeds that we may receive in relation to the exercise of the Warrants overlying shares of Common Stock will be dependent on the trading price of our Common Stock. There is no assurance that the holders of the Warrants will elect to exercise any or all of such Warrants. As of the date of this Annual Report, (i) all of the Private Placement Warrants and Public Warrants, which have an exercise price of $11.50 per warrant, (ii) all of the Rollover Warrants, which have an exercise price of $10.00 per warrant, and (iii) all of the Common Warrants, which have an exercise price of $9.20 per warrant, are “out of the money,” meaning the exercise price is higher than the market price of our Common Stock. Holders of such “out of the money” Warrants are not likely to exercise such Warrants. There can be no assurance that such Warrants will be in the money prior to their respective expiration dates, and therefore, we may not receive any cash proceeds from the exercise of such Warrants.

Certain of our Warrants are accounted for as liabilities and the changes in value of such Warrants could have a material effect on, or cause volatility in, our financial results.

In connection with the Business Combination, we assumed 8,750,000 Public Warrants, 442,500 Private Placement Warrants and 74,977 Rollover Warrants. In addition, in connection with a private placement, we issued 612,746 Common Warrants and 2,500 Preferred Warrants. We preliminarily evaluated the accounting treatment of such Warrants and concluded that certain of such Warrants are required to be classified as liabilities measured at fair value. The fair value of such Warrants is remeasured on a quarterly basis with changes in the estimated fair value recorded in Other (expense) income on the condensed consolidated statement of operations and comprehensive loss. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on such Warrants each reporting period and that the amount of such gains or losses could materially impact or cause volatility in our financial results.

Our Earnout Shares are accounted for as liabilities and the changes in value of such shares could have a material effect on, or cause volatility in, our financial results.

We evaluated the accounting treatment of our Earnout Shares (as defined below) subject to forfeiture if the applicable conditions to transferability thereof are not satisfied and determined to classify such shares as liabilities measured at fair value. The fair value of such shares is remeasured on a quarterly basis over the earn-out period with changes in the estimated fair value recorded in Other (expense) income on the condensed consolidated statement of operations and comprehensive loss. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Earnout Shares each reporting period and that the amount of such gains or losses could materially impact or cause volatility in our financial results.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We use, store and process data for R&D and business operations. Such data includes, but is not limited to, scientific and clinical data, financial data, strategic information, as well as information about employees, shareholders, suppliers. This makes us subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations through intellectual property theft, financial theft, fraud, extortion; harm to employees, violation of privacy laws, other litigation and legal risk, and reputational risk.

We have adopted an Enterprise Risk Management (“ERM”) policy that includes cybersecurity risk management as a key area to which the ERM policy is applied. Our ERM program is designed to define the corporate risk tolerance and align assumed risks to that tolerance through risk identification, prioritization, assessment, mitigation and planned responses if risk is realized. These elements are applied to cyber-security as well as other origins of risk.

Risk Management Oversight and Governance

Under the ultimate direction of our Chief Executive Officer and executive management team, our risk committee (the “Risk Committee”) has primary responsibility for overseeing the management of cybersecurity risks. It is chaired by our chief financial officer (the “Chief Financial Officer”). Other members of the committee include internal or external representatives with relevant knowledge from the R&D, information technology, and legal functions as well as senior management. Our Chief Financial Officer has 25 years of experience, several of them as the responsible individual for information technology, cyber risk management, and executive head of risk management.

In addition to frequent electronic communication, the committee meets periodically and as circumstances warrant to discuss and monitor prevention, detection, mitigation and remediation of risks from cybersecurity threats. On a regular basis, the Chief Financial Officer also updates the executive management team on developments within the cybersecurity sphere.

The board of directors has delegated oversight of our cybersecurity program to the Audit Committee. As provided in the Audit Committee charter, the Audit Committee is responsible for review and assessment of a) cyber-security procedures and policies, b) cyber-security related risk mitigation initiatives, c) significant existing or emerging cyber-security risks (if any), d) reviewing the impact, execution of event-related plans, and e) disclosure requirements for any significant cybersecurity incident.

Our Chief Financial Officer meets on a periodic basis with the Audit Committee of the board of directors to discuss management’s ongoing cybersecurity risk management programs. Information will be provided about the sources and nature of cyber-security risks we face, how management assesses likelihood and severity of the impact of such risks, progress on any active projects as well any current developments in the cybersecurity landscape. At the Audit Committee’s discretion, material findings may be escalated to the entire board of directors. The chair of the Audit Committee is a Chief Financial Officer with existing cyber-security and risk management responsibilities at a similar public company.

Processes for the Identification of Cybersecurity Threats

Under the guidance of the Risk Committee of the board of directors and the Chief Financial Officer, we have adopted a cybersecurity risk management program that addresses four key areas:

●	Identification of assets at risk from cybersecurity threats

●	Identification of potential sources of cybersecurity threats

●	Assessment of the status of protections in place to prevent or mitigate cybersecurity threats

●	Given that landscape, how to manage cybersecurity risks

Our risk assessment and mitigation program is centered on three key components:

●	identification of risks, which involved input from different groups across our company;

●	evaluation of the likelihood of the risks manifesting, the severity of the potential consequences and prioritization of different risk items based on, among other things, importance to the business and cost/benefit analysis to fully address; and

●	execution – establishment of a program to address.

Our information technology (the “Information Technology Team”) is responsible for monitoring our information systems for vulnerabilities and mitigating any issues. It works with others within our company to understand the severity of the potential consequences of a cybersecurity incident and to make decisions about how to prioritize mitigation and other initiatives based on, among other things, materiality to the business. The Information Technology Team has processes designed to keep us apprised of the different threats in the cybersecurity landscape – this includes working with consultants, discussions with peers at other companies, and reviewing government alerts and other news items. The team also regularly monitors our network(s) to identify security risks.

We have an employee education program that is designed to raise awareness of cybersecurity threats to reduce our vulnerability as well as to encourage consideration of cybersecurity risks across functions.

We monitor risks through active (e.g., vulnerability scans) and passive (e.g., end-point protection) methods and addresses system alerts on a constant basis.

As part of the assessment of the protections we have in place to mitigate risks from cybersecurity threats, we engage third parties to conduct risk assessments on our systems.

Before purchasing third party technology or other solutions that involve exposure to our assets and electronic information, our Information Technology Team performs a review on vendors (evaluating suitability, risk, and impact) before they are approved to work with us.

Item 2. Properties.

We do not own any real estate or other physical properties. We currently maintain our executive offices in approximately 12,000 square feet of office and laboratory space in a multi-tenant building at 201 Haskins Way in South San Francisco, California. The lease for our headquarters expires on September 30, 2026. We believe that our existing facilities are adequate for our near-term needs. We believe that suitable additional or alternative space would be available if required in the future on commercially reasonable terms.

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock and Public Warrants are traded on Nasdaq under the symbols “CERO” and “CEROW,” respectively (formerly “PBAX” and “PBAXW,” respectively).

Stockholders

As of April 1, 2024, the numbers of record holders of our Common Stock and Public Warrants were 125 and 34, respectively, not including beneficial holders whose securities are held in street name.

Dividends

We have never declared or paid cash dividends on our capital stock. We do not anticipate declaring or paying, in the foreseeable future, any cash dividends on our capital stock. We intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to applicable laws, and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

In addition, our ability to pay cash dividends on our capital stock in the future may be limited by the terms of any future debt, issued preferred securities, or any credit facility agreements...

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans set forth in Item 12 of Part III of this Annual Report is incorporated herein by reference.

Recent Sales of Unregistered Equity Securities

In February 2024, we issued 119,050 shares of Common Stock to an investor as commitment shares in consideration for entering into an equity line of credit with us. The issuance of these securities was made pursuant to Section 4(a)(2) of the Securities Act, and the rules promulgated thereunder, to accredited investors.

In February 2024, we issued an aggregate of 10,039 shares of Series A Preferred Stock, at a price of $1,000 per share, initially convertible into 1,039,000 shares of Common Stock at $10.00 per share, and 2,500 Preferred Warrants, resulting in aggregate gross proceeds to us of approximately $10.1 million. Such issuance includes 2,180 shares of Series A Preferred Stock, initially convertible into 2,180,000 shares of Common Stock, that were issued to certain investors in exchange for consideration consisting of approximately $2.16 million aggregate outstanding principal amount, together with accrued and unpaid interest thereon of approximately $0.02 million, of certain convertible promissory notes issued in June 2023 by Legacy CERo and a promissory note issued in December 2022, as amended in December 2023, by PBAX. As additional consideration to certain investors, we also issued 612,746 Common Warrants as a structuring fee. In March 2024, with the consent of the applicable investors, a portion of the shares of Series A Preferred Stock and Common Warrants was cancelled and reissued to the purchasers of Series B convertible preferred stock, par value $0.0001 per share (“Series B Preferred Stock”) described below.

In March 2024, we issued an aggregate of 626 shares of Series B Preferred Stock, at a price of $1,000 per share, initially convertible into 62,600 shares of Common Stock at $10.00 per share, resulting in aggregate gross proceeds to us of approximately $0.5 million.

The issuance of these securities was made pursuant to 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D, and the rules promulgated thereunder, to accredited investors.

Use of Proceeds from Registered Offerings

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of PBAX.

The following discussion and analysis of PBAX’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in Item 8 of this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in this Annual Report.

Overview

We are a blank check company incorporated in Delaware on June 8, 2021. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more target businesses, using cash from the proceeds of our IPO and the sale of the placement units that occurred simultaneously with the completion of our IPO, our capital stock, debt or a combination of cash, stock and debt.

We incurred significant costs in the pursuit of a business combination. As described below, the Business Combination was consummated on February 14, 2024, after the date of the audited consolidated financial statements included in this Annual Report.

Recent Developments

On January 3, 2024, we held a special meeting of stockholders (the “Third Special Meeting”). At the Third Special Meeting, our stockholders approved a proposal to amend the Investment Management Trust Agreement (the “IMTA”), dated as of October 5, 2021, as amended by the Amendment No. 1 dated December 20, 2022 and Amendment No. 2 dated July 7, 2023, by and between us and Continental Stock Transfer and Trust Company (“Continental”), to extend the business combination period up to three times for one month each time from January 8, 2024 to February 8, 2024, March 8, 2024 or April 8, 2024 (the “Third IMTA Amendment”). On January 3, 2024, we entered into the Third IMTA Amendment with Continental. Our stockholders also approved an amendment (the “Third Charter Amendment”) to our amended and restated certificate of incorporation, as amended by the First Amendment dated December 20, 2022 and the Second Amendment dated July 7, 2023 (as amended by the Third Charter Amendment, the “PBAX Charter”) the to provide its board of directors the ability to extend the date by which we have to consummate a business combination up to three times for one month each time, for a maximum of three additional months. On January 3, 2024, we filed the Third Charter Amendment with the Secretary of State of the State of Delaware, which was subsequently corrected by a Certificate of Correction (the “Certificate of Correction”) dated January 4, 2024 to correct certain scrivener’s errors in the Third Charter Amendment.

In connection with the approval of the Third Charter Amendment, holders of 11,625 shares of our Class A common stock, exercised redemption rights. As a result, following satisfaction of such redemptions, we had 6,234,582 shares of Class A common stock outstanding, of which (i) 753,332 were shares of Class A common stock issued to the public in our IPO, which shares of Class A common stock were entitled to receive a pro rata portion of the remaining funds in our trust account (the “Trust Account”) in connection with our initial business combination, a liquidation or certain other events, (ii) 4,596,250 were shares of Class A common stock issued upon the conversion of an equal number of shares of our Class B common stock, par value $0.0001 per share (“Class B common stock”), acquired by Phoenix Biotech Sponsor, LLC (“Sponsor”) prior to our IPO, which shares of Class A common stock did not have redemption rights, and (iii) 885,000 were shares of Class A common stock included in the private placement units acquired in the private placement by the Sponsor and other investors concurrent with our IPO, which shares of Class A common stock did not have redemption rights.

On January 4, 2024, the Sponsor deposited $22,600 in the Trust Account in connection with the extension of the business combination deadline. On January 4, 2024, we made a series of payments of an aggregate of $128,133 to holders of redeemed Class A common stock (an aggregate of $11.02 per redeemed share).

On February 5, 2024, the parties entered into Amendment No. 1 to the Business Combination Agreement to, among other things, (i) remove the minimum cash condition, (ii) modify the stock-price based milestones such that (a) the trading price condition for the First Level Earnout Target shall be reset from $12.50 to 125% of the Conversion Price of the Series A Preferred Stock (in each case, as defined below) upon the reset of such Conversion Price as described below and (b) the trading price condition for the Second Level Earnout Target shall be reset from $15.00 to 150% of the Conversion Price of the Series A Preferred Stock upon reset of such Conversion Price as described below, and (iii) increase the aggregate number of shares of Class A common stock issuable to the stockholders of CERo in connection with the Business Combination from 4,651,704 shares to 5,000,000 shares. Such number of shares is in addition to up to 1,200,000 shares issuable upon satisfaction of certain earn-out conditions and 382,651 shares issuable upon exercise of rollover options or warrants.

On February 8, 2024, we held a special meeting of stockholders (the “Fourth Special Meeting”). At the Fourth Special Meeting, our stockholders adopted and approved: (i) the Business Combination Agreement, pursuant to which Merger Sub merged with and into CERo, with CERo surviving the merger as a wholly-owned subsidiary of PBAX and approved the Business Combination and the other transactions and ancillary documents contemplated by and required for the Business Combination; (ii) on a non-binding advisory basis, certain changes to the PBAX Charter, including the name change to CERo Therapeutics Holdings, Inc., share authorizations, and others; (iii) the issuance of Class A common stock to CERo stockholders pursuant to the Business Combination Agreement; (iv) the election of five directors; and (v) the 2024 Equity Incentive Plan and the 2024 Employee Stock Purchase Plan, contingent of the consummation of the Business Combination.

In connection with the approval of the Business Combination, holders of 671,285 shares of Class A common stock, exercised redemption rights. As a result, following satisfaction of such redemptions, we had 5,563,297 shares of Class A common stock outstanding, of which (i) 82,047 were shares of Class A common stock issued to the public in our IPO, which shares of Class A common stock were entitled to receive a pro rata portion of the remaining funds in our Trust Account in connection with its initial business combination, a liquidation or certain other events, (ii) 4,596,250 were shares of Class A common stock issued upon the conversion of an equal number of shares of our Class B Shares acquired by Sponsor prior to our IPO, which shares of Class A common stock did not have redemption rights, and (iii) 885,000 were shares of Class A common stock included in the private placement units acquired in the private placement by the Sponsor and other investors concurrent with our IPO, which shares of Class A common stock did not have redemption rights. On February 14, 2024, we made a series of payments of an aggregate of $7,456,463.30 to holders of redeemed Class A common stock (an aggregate of $11.11 per redeemed share).

On February 13, 2024, the parties entered into Amendment No. 2 to the Business Combination Agreement to create two additional pools of Earnout Shares of Class A common stock, one pool of which contained 875,000 shares, which were fully vested at closing of the Business Combination and which were issued as an offset to the agreement by Sponsor to forfeit an offsetting number of shares, and one pool of which will contain 1,000,000 shares, which will be fully vested upon the achievement of certain regulatory milestone-based earnout targets and make certain other technical changes to the timing and process for issuance of the 1,200,000 shares of Class A common stock subject to the other earn-out conditions set forth in the Business Combination Agreement.

On February 14, 2024, the Business Combination between Legacy CERo and PBAX was consummated pursuant to the Business Combination Agreement.

At the effective time of the Business Combination (the “Effective Time”), (i) each outstanding share of Legacy CERo common stock, (the “Legacy CERo common stock”), was cancelled and converted into the right to receive shares of Common Stock of PBAX; (ii) each outstanding option to purchase Legacy CERo common stock was converted into an option to purchase shares of Common Stock; (iii) each outstanding share of CERo preferred stock, was converted into the right to receive shares of Common Stock, and (iv) each outstanding warrant to purchase CERo preferred stock (the “Legacy CERo warrants”) was converted into a warrant to acquire shares of Common Stock. In addition, each outstanding Legacy CERo convertible bridge note was exchanged for shares of Series A Preferred Stock.

In addition, the holders of Legacy CERo common stock and Legacy CERo preferred stock have the contingent right to receive additional shares of Common Stock (the “Earnout Shares”). At the closing of the Business Combination (the “Closing”), we issued three pools of shares subject to forfeiture if the applicable conditions to transferability thereof are not satisfied: (i) 1,200,000 shares of Common Stock, which will be fully vested upon the achievement of certain adjusted stock price-based earnout targets or upon a qualifying transaction (ii) 875,000 shares of Common Stock, pursuant to a Letter Agreement, dated as of February 14, 2024 (the “Sponsor Share Forfeiture Agreement”) which were fully vested at Closing of the Business Combination and which were issued as an offset to the Sponsor Share Forfeiture Agreement, and (iii) 1,000,000 shares of Common Stock, which will be fully vested upon to achievement of certain regulatory milestone-based earnout targets.

As consideration for the Business Combination, we issued to Legacy CERo stockholders an aggregate of 7,597,638 shares of Common Stock, including 2,200,000 Earnout Shares and 382,651 shares issuable upon exercise of rollover options or warrants.

On February 14, 2024, we sold 10,080 shares of Series A Preferred Stock, 612,746 Common Warrants and 2,500 Preferred Warrants pursuant to the Amended and Restated Securities Purchase Agreement, dated February 14, 2024, by and among the Company, CERo and certain accredited investors (the “Initial Investors”) for aggregate cash proceeds of approximately $9.98 million. A portion of the issued Series A Preferred Stock were issued as condition for extinguishment of indebtedness.

On February 14, 2024, we entered into a common stock purchase agreement (the “First ELOC”) with an investor which allows us to elect at our sole discretion to sell and issue, up to the lesser of $25 million or a limit determined by maximum ownership percentages. As consideration for executing this agreement, we refunded $1 million of the proceeds of the Series A financing to the investor and $150,000 to investor counsel.

On February 23, 2024, we entered into a purchase agreement (the “Second ELOC”) with an investor which allows us to elect at our sole discretion to sell and issue, up to the lesser of $25 million or a limit determined by maximum ownership percentages following the termination of the First ELOC, including as a result of the sale of the maximum amount permitted under such First ELOC or the expiration of the First ELOC at the end of its three-year term. As consideration for executing this agreement, we will issue $500,000 of Common Stock with a per share price determined by the five-day volume weighted average daily common share price on the five days preceding the effectiveness of the registration statement that includes the shares pursuant to the purchase agreement.

On April 1, 2024, we sold 626 shares of Series B Preferred Stock pursuant to the Securities Purchase Agreement, dated March 28, 2024, by and among us and certain accredited investors for aggregate cash proceeds of approximately $0.5 million.

Results of Operations

As of December 31, 2023, we had not commenced any operations. All activity through December 31, 2023 relates to our formation, the IPO, and since the IPO, the search for a prospective initial business combination. We will not generate any operating revenues until after the completion of a business combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from the IPO placed in the Trust Account.

For the year ended December 31, 2023, we had a net loss of $2,536,233, which primarily consists of operating expenses of $2,892,935 and Delaware franchise taxes of $40,050, partially offset by the interest earned on marketable securities held in Trust Account of $491,571.

For the year ended December 31, 2022, we had a net loss of $667,736, which primarily consists of operating expenses of $2,841,391 and Delaware franchise taxes of $64,050, partially offset by the interest earned on marketable securities held in Trust Account of $2,836,864.

Liquidity and Going Concern

On October 8, 2021, we consummated the IPO of 17,500,000 units (“Units”), at a price of $10.00 per Unit, which included the partial exercise by the underwriter of its over-allotment option in the amount of 2,000,000 Units, generating gross proceeds of $175,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 885,000 units (the “Private Placement Units”) to the Sponsor, Cantor Fitzgerald & Co. (“Cantor”) and Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $8,850,000.

Following the IPO, the partial exercise of the over-allotment option and the sale of the Private Placement Units, a total of $178,500,000 was placed in the Trust Account ($10.20 per Unit). We incurred $12,729,318 in transaction costs, including $2,635,000 of underwriting fees, $9,150,000 of deferred underwriting fees and $944,318 of other offering costs.

As of December 31, 2023, we had $96,873 in our operating bank accounts, $8,436,311 in money market funds held in Trust Account to be used for a business combination or to repurchase or redeem our Public Shares in connection therewith and a working capital deficit of $5,049,122.

For the year ended December 31, 2023, there was $1,523,604 of cash used in operating activities.

For the year ended December 31, 2022, there was $1,092,247 of cash used in operating activities.

We used substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our Business Combination, including the payment of transaction costs.

In order to finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be converted into units of the post business combination entity, at a price of $10.00 per unit, at the option of the lender. The units would be identical to the Private Placement Units. On December 13, 2022, we entered into a promissory note with the Sponsor. In order to fund ongoing operations, the Sponsor will loan up to $1,500,000 to us. On December 8, 2023, the Promissory Note was amended to increase the aggregate amount from $1,500,000 to $1,600,00. As of December 31, 2023 and 2022, there was $1,555,000 and $650,000 of outstanding borrowings under the working capital loan arrangement, respectively. On February 14, 2024, the Sponsor surrendered the Promissory Note to us in payment of its subscription price for Series A Preferred Stock in the financing transaction described above.

Our ability to continue as a going concern is dependent on its ability to raise additional capital to fund its R&D activities and meet its obligations on a timely basis. Since inception, we have incurred net losses and operating cash flow deficits, resulting in an accumulated deficit of $43.3 million as of December 31, 2023. On February 14, 2024, we acquired the assets of CERo Therapeutics, Inc., closed a private placement with gross proceeds of $9.8 million, and assumed the R&D operations of Legacy CERo. Additional funds are necessary to maintain current operations and to continue R&D activities. However, there can be no assurance that sufficient funding will be available to allow us to successfully continue its R&D activities and planned regulatory filings with the FDA. If we are unable to obtain necessary funds, significant reductions in spending and the delay or cancellation of planned activities may be necessary. These actions would have a material adverse effect on our business, results of operations, and prospects. These conditions raise substantial doubt about our ability to continue as a going concern within one year from the date this Annual Report is issued. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor or an affiliate of the Sponsor a monthly fee of $20,000 for office space, administrative and shared personnel support services to us. We began incurring these fees on October 6, 2021 and incurred these fees monthly through December 31, 2022. The payment of these fees was suspended on December 31, 2022 and reinstated on March 31, 2023. As of December 31, 2023, there was a $75,000 outstanding balance owed to the Sponsor.

We entered into an agreement, commencing on the date of our listing on Nasdaq, to pay the spouse of our Chief Executive Officer a monthly consulting fee of $15,000 for assisting us in identifying and evaluating potential acquisition targets. Payment of the consulting fees ended on December 31, 2022 as part of the First Charter Amendment approval.

In addition, we have an agreement to pay the underwriter a deferred fee of $9,150,000. The deferred fee will become payable to the representative from the amounts held in the Trust Account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement. Prior to Closing the Business Combination, we entered into a fee modification agreement with the underwriter, pursuant to which the underwriter received shares of Common Stock in lieu of certain cash payments.

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

Accounting for Warrants

We account for Warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to our own Common Stock and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Private Warrants and Private Placement Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

Common Stock Subject to Possible Redemption

We account for our Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Common Stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Common Stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets. We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. At December 31, 2023, we did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted net loss per share is the same as basic net loss per share for the period presented.

Recent Accounting Standards

In December 2023, the Financial Accounting Standard Board (“FASB”) FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. Management does not believe the adoption of ASU 2023-09 will have a material impact on its consolidated financial statements and disclosures.

In June 2016, the FASB issued Accounting Standards Update (“ASU 2016-13”) Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have an impact on our financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements for the year ended December 31, 2023, together with the reports of our independent registered public accounting firm, appear beginning on page F-1 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

(b) Management’s Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with the accounting principles generally accepted in the United States of America (“GAAP”). Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

In the Form 10-Q for each of the three quarters in 2023, we discovered an error in the cash flow statement for the presentation of restricted cash. Due to this error a significant deficiency in internal controls was identified. To correct this, we have revised our cash flow statement for the December 31, 2023 audited financial statements. These errors had no impact on the balance sheets or statements of operations in those periods.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that, except for the significant deficiency described above, we maintained effective internal control over financial reporting as of December 31, 2023.

This Annual Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The assessment of our disclosure controls and internal control over financial reporting was conducted as of December 31, 2023 with respect to PBAX and does not reflect any changes resulting from the subsequent consummation of the Business Combination.

(d) Inherent Limitations on Effectiveness of Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving the desired control objectives. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Similarly, an evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

Item 9B. Other Information.

(a) On April 1, 2024, we consummated a private placement of 626 shares of Series B Preferred Stock, pursuant to the Securities Purchase Agreement, dated March 28, 2024, by and among us and certain accredited investors (the “Additional Investors” and, together with the Initial Investors, the “PIPE Investors”), for aggregate cash proceeds to us of approximately $0.5 million.

(b) During the three-month period ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

As of April 1, 2024, our directors and executive officers were as follows:

Name	Age	Title
Executive Officers:
Brian G. Atwood	71	Chief Executive Officer, Chairman and Director
Charles R. Carter	57	Chief Financial Officer, Treasurer and Secretary
Daniel Corey, M.D.	45	Chief Technology Officer, Director and Founder
Directors:
Chris Ehrlich	55	Vice Chairman
Michael Byrnes	47	Director
Kathleen LaPorte	62	Director
Robyn Rapaport	31	Director
Lindsey Rolfe, M.D.	56	Director

Executive Officers

Brian G. Atwood has served as Chairman and Chief Executive Officer since February 2024, and previously served as Chairman of PBAX from October 2021 the Closing of the Business Combination in February 2024. Mr. Atwood serves as a Managing Director for Versant Ventures, a healthcare-focused venture capital firm that he co-founded in 1999. In 2015, Mr. Atwood co-founded Cell Design Labs, Inc., a biotechnology company focused on developing human cell engineering technology for the treatment of multiple diseases, including cancer, where he served as President and Chief Executive Officer until 2017, when it was acquired by Gilead Sciences. Mr. Atwood serves on the board of directors of Clovis Oncology, Inc. (Nasdaq: CLVS), and Atreca, Inc. (Nasdaq: BCEL), where he is Chairman. He also served on the board of directors of Immune Design Corp. from May 2008 until June 2016 (acquired by Merck in 2019), Veracyte, Inc., from its founding in 2008 until December 2016, OpGen Inc., from July 2007 until December 2017, Five Prime Therapeutics, from 2002 until March 2016, Cadence Pharmaceuticals, Inc. from March 2006 until its acquisition in March 2014, Helicos Biosciences from 2003 until September 2011, Pharmion Corporation from 2000 until its acquisition in March 2008, Trius Therapeutics, Inc. from February 2007 until its acquisition in September 2013 and Locust Walk Acquisition Corp. (Nasdaq: LWAC) from January 2021 until the consummation of its business combination in August 2021. Mr. Atwood holds a B.S. in Biological Sciences from the University of California, Irvine, a M.S. in Ecology from the University of California, Davis, and a M.B.A. from Harvard Business School.

Mr. Atwood was selected to serve on our board of directors because of his experience in the biotechnology industry, his years of business and leadership experience and his financial sophistication and expertise.

Charles Carter has served as Chief Financial Officer and Secretary since February 2024. Prior to the business combination, Mr. Carter served as a consulting finance executive for Legacy CERo through Danforth Advisors, LLC (“Danforth”) since February 2023, and a consultant for Danforth since May 2022. Prior to rejoining Danforth, Mr. Carter was Chief Financial Officer and Secretary of iCAD, Inc. (Nasdaq: ICAD) from May 2021 to May 2022. Previously, Mr. Carter was Chief Financial Officer of GI Dynamics, Inc. (“GI Dynamics”), a medical device company (ASX: GID, delisted July 2020) from December 2018 to April 2021. Prior to joining GI Dynamics in 2019, Mr. Carter was a finance consultant with Danforth from March 2018 to September 2019. Mr. Carter has also been the Chief Financial Officer of The Guild for Human Services, a not-for-profit community-based residential school and program for special needs students and adults, the Chief Financial Officer for Aeris Therapeutics, Inc. and Intelligent Medical Devices, Inc. and held senior finance leadership positions at Adnexus Therapeutics, Inc. and Transkaryotic Therapies, Inc./Shire, PLC. (Nasdaq: TKT; Nasdaq: SHPG) (“TKT”). Prior to TKT, Mr. Carter was a partner with Mercer Management Consulting, Inc. Mr. Carter holds an M.B.A. and an M.S. in Molecular Genetics from the University of Chicago and a B.A. in Biology from Colgate University.

Daniel Corey, M.D., has served as our Chief Technology Officer since February 2024, and previously served as Chief Executive Officer, Chief Scientific Officer, a member of the board of directors of Legacy CERo from its inception in 2018 until the Closing of the Business Combination of February 2024. Prior to founding Legacy CERo, from June 2012 to June 2018, Dr. Corey was a senior follow in the Division of Hematology at Stanford University, and from June 2010 to June 2012, Dr. Corey was a fellow at Stanford University’s Institute of Stem Cell Biology and Regenerative Medicine, where he was awarded a career development award from the National Heart Lung and Blood Center (“NHLBI”) for work studying hematopoiesis. Dr. Corey is a member of various medical-related societies, has eight U.S. patent applications outstanding and has written extensively in various medical publications. Dr. Corey has received various honors during his education and career, which, among others, include the Johnson and Johnson Innovation Award; the Siebel Stem Cell Scholar, Stanford University; the Stanford University Molecular Immunology Training Award; the NHLBI K12 Career Development Award, Stanford University; the NHLBI National Service Research Award, Duke University. Dr. Corey received a B.A. with honors from Brown University, received his M.D. from University of Washington School of Medicine and served as a fellow and a resident at Duke University.

Dr. Corey was selected to serve on our board of directors based on his substantial medical and scientific experience, and, in particular, his history with Legacy CERo and the creation of CER-T cells.

Directors

Chris Ehrlich has served as Vice Chairman of our board of directors since February 2024, and previously served as the Chief Executive Officer of PBAX from October 2021 until the Closing of the Business Combination in February 2024. From January 2021 to August 2021, he served as the Chief Executive Officer of Locust Walk Acquisition Corp (Nasdaq: LWAC) until it merged with eFFECTOR Therapeutics, Inc., where he currently serves on the board of directors. He is also the Principal of Ehrlich Bioventures, LLC, a consultancy working with emerging biopharma companies. He previously served as Senior Managing Director and the Global Head of Strategic Transactions at Locust Walk Partners from 2013 to 2021. He brings significant biotechnology industry, business development, venture capital experience, investment banking and SPAC experience. While at Locust Walk Partners, Mr. Ehrlich was involved with sourcing and leading multiple transactions for emerging biopharmaceutical companies, including the sale of Xyphos Biosciences, Inc. to Astellas in 2019 and the sale of Thar Pharmaceuticals to Grunenthal in 2018. Prior to Locust Walk Partners, he was a Managing Director at InterWest Partners (“InterWest”), a venture capital firm. At InterWest, he served on the boards of KAI Pharmaceuticals, a privately held pharmaceutical company (acquired by Amgen in 2012), Biomimetic Therapeutics, Inc., a biotechnology company (acquired by Wright Medical Technologies in 2013), Invuity, Inc., a medical technology company acquired by Stryker in 2018) and Xenon Pharmaceuticals, a biopharmaceutical company (Nasdaq: XENE). Prior to joining InterWest, Mr. Ehrlich worked as the Director of Licensing and Business Development at Purdue Pharma, in business development at Genentech, in venture capital at the U.S. Russia Investment Fund, and in biotechnology strategy development at L.E.K. Consulting. Mr. Ehrlich also currently serves on the board of directors of Prostate Management Diagnostics, Inc., on the advisory board of the Peter Michael Foundation, where he is a Senior Advisor, and on the healthcare at Kellogg advisory board at Northwestern University. Mr. Ehrlich has a B.A. in Government from Dartmouth College and an M.B.A. from the Kellogg Graduate School of Management at Northwestern University, where he is a frequent lecturer.

Mr. Ehrlich was selected to serve on our board of directors based on his substantial investment and acquisition experience in the biotechnology and biopharmaceutical industries and his experience serving as a director for various public and private companies.

Michael Byrnes has served as a member of our board of directors since February 2024. Mr. Byrnes has served as the Chief Financial Officer of eFFECTOR Therapeutics since December 2020. Previously, Mr. Byrnes was Senior Vice President of Finance at Principia Biopharma, Inc. from January 2020 until its acquisition by Sanofi in September 2020. Prior to that, Mr. Byrnes served as the Chief Financial Officer of Alkahest, Inc. from May 2018 to January 2020 and Chief Financial Officer of Ocera Therapeutics, Inc., from December 2014 until its acquisition by Mallinckrodt Pharmaceuticals in December 2017. Mr. Byrnes served as Corporate Controller of Maxygen, Inc. from March 2010 to December 2014 and prior to that, held finance positions of increasing responsibility from 2000 to 2010 with NeurogesX, Inc., Lipid Sciences, Inc. and ADAC Laboratories, Inc., a Philips Medical Systems company. Mr. Byrnes received his B.S.C. in Finance from Santa Clara University and an M.B.A. from California State University, Hayward.

Mr. Byrnes was selected to serve on our board of directors based on his substantial leadership and management experience in the biopharmaceutical industry.

Kathleen LaPorte has served as a member of our board of directors since February 2024, and previously served a member of PBAX’s board of directors from October 2021 until the Closing of the Business Combination in February 2024. Ms. LaPorte is an experienced executive, founder and board member, focused on life sciences. She co-founded New Leaf Ventures, served as a General Partner of The Sprout Group, and was Chief Business Officer and Chief Executive Officer of Nodality Inc. Ms. LaPorte has served on sixteen public company boards and fourteen public company audit committees and numerous private company boards. Ms. Laporte currently serves as an independent director for Bolt Biotherapeutics (Nasdaq: BOLT), Precipio Diagnostics (Nasdaq: PRPO), 89Bio (Nasdaq: ENTB), Elysium Therapeutics, and Q32 Bio Inc. (Nasdaq: QTTB). Ms. LaPorte serves as the chair of the audit committees of Bolt Biotherapeutics, Precipio Diagnostics and Q32 Bio Inc. and as the chair of the compensation committee of 89Bio. She previously served on the California Institute for Regenerative Medicine, a state agency board. Ms. LaPorte has a B.S. degree in Biology from Yale University and a M.B.A. from the Stanford University Graduate School of Business.

Ms. LaPorte was selected to serve on our board of directors based on her extensive leadership and management experience in the life sciences industry.

Robyn Rapaport has served as a member of our board of directors since February 2024. Ms. Rapaport has served a principal overseeing alternative investments at Rapaport Capital since November 2021. Prior to that, Ms. Rapaport was an entrepreneur at the University of California, Los Angeles Anderson Venture Accelerator, from June 2019 to December 2020. Ms. Rapaport holds an M.B.A. from the University of California, Los Angeles and a B.A. from the University of Pennsylvania in history and consumer psychology.

Ms. Rapaport was selected to serve our board of directors based on her financial and operational experience.

Lindsey Rolfe, M.D., has served as a member of our board of directors since February 2024. Dr Rolfe has served as Chief Medical Officer at 3B Pharmaceuticals GmbH since August 2023 and previously served as Chief Medical Officer at Clovis Oncology Inc. from August 2015 to June 2023, and served as Senior Vice President of Clinical Development from 2010. At Clovis, Dr. Rolfe oversaw the development team that obtained approvals for Rubraca as an ovarian cancer treatment in the United States and Europe, and was responsible for all pre- and post-marketing medical activities. Dr. Rolfe has more than 20 years of drug development experience and previously served in senior oncology development roles at Celgene Corporation, Pharmion Corporation, Cambridge Antibody Technology, UCB Inc. and Celltech Group plc. In addition, Ms. Rolfe has served as an independent director at Atreca Inc. (Nasdaq: BCEL) since August 2019. Dr. Rolfe holds a BSc Anatomy and Bachelor of Medicine and Surgery from the University of Edinburgh, undertook post-graduate medical training in London, UK and obtained her post-graduate internal medicine qualification as a Member of the Royal College of Physicians. She has specialist accreditation in Pharmaceutical Medicine from the UK General Medical Council and is a Fellow of the Faculty of Pharmaceutical Medicine in the UK.

Dr. Rolfe was selected to serve on our board of directors based on her experience in leading drug discovery and development of therapeutics.

Family Relationships

There are no family relationships between our board of directors and any of our executive officers.

Board of Directors

Director Independence

Nasdaq listing rules require that a majority of the board of directors of a company listed on Nasdaq be composed of “independent directors,” which is defined generally as a person other than an officer or employee of a company or its subsidiaries or any other individual having a relationship, which, in the opinion of such company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Based on business and personal information provided by each director concerning her or his background, employment, and affiliations, including family relationships, our board of directors has determined that each of Mr. Byrnes, Mr. Ehrlich, Ms. LaPorte, Ms. Rapaport and Dr. Rolfe is an independent director under the Nasdaq listing rules and Rule 10A-3 of the Exchange Act. In addition, we determined that each of Brian G. Atwood, Barbara A. Kosacz and Caroline M. Loewy, who served on the board of directors during fiscal year 2023, was also an independent director under the Nasdaq listing rules and Rule 10A-3 of the Exchange Act; provided, however, that in connection with Mr. Atwood’s appointment as our Chief Executive Officer at the Closing, Mr. Atwood is no longer independent.

In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with us and all other facts and circumstances our board of directors deemed relevant in determining independence, including the beneficial ownership of our Common Stock by each non-employee director and relationships with each of PBAX and Legacy CERo.

Classified Board of Directors

In accordance with the terms of our Charter, our board of directors is divided into three classes with staggered, three-year terms. At each annual meeting of stockholders, the directors whose terms then expire will be eligible for reelection until the third annual meeting following reelection. Our directors are divided among the three classes as follows:

●	the Class I directors are Mr. Byrnes and Ms. Rolfe, and their terms will expire at our 2025 annual meeting of stockholders;

●	the Class II directors are Ms. Rapaport, Mr. Atwood and Ms. LaPorte, and their terms will expire at our 2026 annual meeting of stockholders; and

●	the Class III directors are Mr. Corey and Mr. Ehrlich, and their terms will expire at our 2027 annual meeting of stockholders.

Our Bylaws provide that the number of members of our board of directors shall be fixed in accordance with our Charter. Our Charter provides that the authorized number of directors may be changed only by resolution of the board of directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. Our board of directors is currently fixed at seven members. The division of our board of directors into three classes with staggered three-year terms may delay or prevent a change of our board of directors or a change in control of our company. Our directors may be removed only for cause by the affirmative vote of the holders of at least two-thirds of our outstanding voting stock then entitled to vote in an election of directors.

Director Attendance at Annual Meeting of Stockholders

We encourage our directors to attend our annual meetings of stockholders. We did not hold an annual meeting of stockholders during the fiscal year ended December 31, 2023.

Board and Committee Meetings

During the fiscal year ended December 31, 2023, our board of directors met four times, our Audit Committee met four times, our Compensation Committee and our nominating and corporate governance committee met zero times. Each board member attended 75% or more of the aggregate number of meetings of the board of directors and meetings of the committees on which he or she served during the fiscal year ended December 31, 2023, for which he or she was a director or committee member.

Board Leadership Structure

Our board of directors does not have a policy regarding separation of the roles of Chief Executive Officer and chairman of the board of directors. Our board of directors recognizes that it is important to determine an optimal board leadership structure to ensure the independent oversight of management as we continue to grow, and believes it is in our best interests to make determinations regarding such leadership structure based on circumstances from time to time. Currently, our Chief Executive Officer serves as the chairman of the board of directors.

Our board of directors believe that this leadership structure, combined with our corporate governance policies and processes, creates an appropriate balance between strong and consistent leadership and independent oversight of our business. The chairman chairs the meetings of our board of directors and stockholders, with input from the independent directors, and as such, our board of directors believes that a person with comprehensive knowledge of our company is in the best position to serve such role. In making this determination, the board of directors considered, among other matters, Mr. Atwood’s management of our business on a day-to-day basis coupled with his direct involvement in our business operations, and believed that Mr. Atwood is highly qualified to act as both chairman and Chief Executive Officer due to his experience, knowledge and history with both Legacy CERo and PBAX.

In addition, each of our other directors is “independent” under Nasdaq standards. Our independent vice chairman presides over regularly-held executive sessions of independent directors, without management present, and all of our independent directors are active in the oversight of our company. In addition, our board of directors and each committee of board of directors has complete and open access to any member of management and the authority to retain independent legal, financial and other advisors as they deem appropriate.

Our board of directors believe its administration of its risk oversight function has not affected its leadership structure. Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. Our board of directors is actively involved in oversight of risks that could affect us. This oversight is conducted primarily by our full board of directors, which has responsibility for general oversight of risks, and the Audit Committee, which has responsibility for reviewing the adequacy of our risk management activities with management and our independent registered public accounting firm.

At each of its meetings, the board of directors receives business updates from various members of management. These updates may identify matters that have emerged within that member of management’s scope of responsibility that involve operational, financial, legal or regulatory risks and, in these cases, the board of directors provides guidance to management. Our board of directors believes that full and open communication between management and the board of directors is essential for effective risk management and oversight.

Our board of directors has concluded that our current leadership structure is appropriate at this time. However, our board of directors will continue to periodically review our leadership structure and may make such changes in the future as it deems appropriate.

Role of Board in Risk Oversight

Our board of directors has responsibility for the oversight of our risk management processes and, either as a whole or through its committees, regularly discusses with management our major risk exposures, their potential impact on our business and the steps we take to manage them. The risk oversight process includes receiving regular reports from board committees and members of senior management to enable our board of directors to understand our risk identification, risk management and risk mitigation strategies with respect to areas of potential material risk, including operations, finance, legal, regulatory, strategic and reputational risk.

The Audit Committee reviews information regarding liquidity and operations, and oversees our management of financial risks. It also reviews information and policies related to information technology risk, including cyber-security and incident response planning. Periodically, the Audit Committee reviews our policies with respect to risk assessment, risk management, loss prevention and regulatory compliance. Oversight by the Audit Committee includes direct communication with our external auditors, and discussions with management regarding significant risk exposures and the actions management has taken to limit, monitor or control such exposures. The Compensation Committee is responsible for assessing whether any of our compensation policies or programs has the potential to encourage excessive risk-taking. The nominating and corporate governance committee manages risks associated with the independence of the board of directors, corporate disclosure practices and potential conflicts of interest. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire board of directors is regularly informed through committee reports about such risks. Matters of significant strategic risk are considered by our board of directors as a whole.

Committees of the Board of Directors

The standing committees of our board of directors include the Audit Committee, a Compensation Committee, and a nominating and corporate governance committee, each of which operates under a charter that has been approved by our board of directors. Such charters are available on our website at www.cero.bio/investors. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website. We have included our website address as an inactive textual reference only.

Audit Committee

The members of our Audit Committee are Mr. Byrnes, Mr. Ehrlich, and Ms. Rapaport. Mr. Byrnes serves as the chairperson of the Audit Committee. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Our board of directors has determined that Mr. Byrnes is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable Nasdaq listing standards. Our board of directors has determined each of Mr. Byrnes, Mr. Ehrlich and Ms. Rapaport is independent under the applicable rules of the SEC and Nasdaq and has the requisite financial expertise required under the applicable requirements of Nasdaq. In arriving at this determination, our board of directors has examined each Audit Committee member’s scope of experience and the nature of their experience reading and understanding financial statements.

The Audit Committee’s main function is to oversee our accounting and financial reporting processes and the audits of our consolidated financial statements. The Audit Committee’s responsibilities include, among other things:

●	selecting a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;

●	helping to ensure the independence and performance of the independent registered public accounting firm;

●	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our annual audited financial statements and quarterly financial statements;

●	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

●	reviewing and discussing policies on risk assessment and risk management;

●	discussing or considering the our major risk exposures such as financial, operational, privacy, security, cybersecurity, competition, legal, regulatory, hedging and accounting and the steps that our management has taken to monitor and control such exposures;

●	reviewing related party transactions;

●	obtaining and reviewing a report by the independent registered public accounting firm at least annually that describes the internal quality-control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and

●	approving (or, as permitted, pre-approving) all audit and all permissible non-audit service to be performed by the independent registered public accounting firm.

Compensation Committee

The members of our Compensation Committee are Mr. Ehrlich, Ms. LaPorte and Dr. Rolfe. Ms. LaPorte serves as the chairperson of the Compensation Committee. Our board of directors has determined that each of Mr. Ehrlich, Ms. LaPorte and Dr. Rolfe is independent under the applicable Nasdaq listing standards and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.

Our Compensation Committee’s main function is to oversee our compensation structure, policies and programs and to review the processes and procedures for the consideration and determination of director and executive compensation. The Compensation Committee’s responsibilities include, among other things:

●	recommending to the board of directors goals and objectives, non-equity compensation, and equity grants of all senior officers;

●	recommending to the board of directors goals and objectives, non-equity compensation, and equity grants for the Chief Executive Officer;

●	recommending to the board of directors non-equity compensation and equity grants for the directors;

●	reviewing and discussing with the board of directors corporate succession plans for the Chief Executive Officer and key officers;

●	reviewing and discussing with management its talent development and related initiatives;

●	assisting the board of directors with its oversight of our strategies, programs, and initiatives related to employee health, safety, and well-being, engagement, pay equity, and diversity and inclusion;

●	selecting independent compensation consultants and assessing whether there are any conflicts of interest with any of the Compensation Committee’s compensation advisors;

●	reviewing and recommending to the board of directors employment agreements, severance arrangements and change-of-control agreements or provisions for executive officers and other senior management, as appropriate; and

●	reviewing the policies relating to compensation and benefits of employees.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Dr. Rolfe, Ms. LaPorte and Ms. Rapaport. Dr. Rolfe serves as the chairperson of the committee. Our board of directors has determined that each of Dr. Rolfe, Ms. LaPorte and Ms. Rapaport is independent under the applicable Nasdaq listing standards.

The nominating and corporate governance committee’s main function is to consider candidates for board membership and oversee our corporate governance policies, reporting and making recommendations to our board of directors concerning governance matters and oversight of the evaluation of our board of directors. The nominating and corporate governance committee’s responsibilities include, among other things:

●	recommending to the board of directors for its approval criteria for board of directors and committee membership;

●	establishing a process for identifying and evaluating board of director candidates, including nominees recommended by stockholders;

●	identifying individuals qualified to become members of the board of directors;

●	recommending to the board of directors the persons to be nominated for election as directors and to each of the committees of the board of directors;

●	developing and recommending to the board of directors corporate governance guidelines and periodically reviewing those guidelines and the code of conduct and business ethics and recommending any changes; and

●	overseeing a periodic evaluation of the board of directors and its committees.

Director Nomination Process

Our board of directors is responsible for filling vacancies on our board of directors and for nominating candidates for election by our stockholders each year in the class of directors whose term expires at the relevant annual meeting. The board of directors delegates the selection and nomination process to the nominating and corporate governance committee, with the expectation that other members of the board of directors, and of management, will be requested to take part in the process as appropriate.

The nominating and corporate governance committee considers candidates for board of director membership suggested by its members and our Chief Executive Officer. Additionally, in selecting nominees for directors, the nominating and corporate governance committee will review candidates recommended by stockholders in the same manner and using the same general criteria as candidates recruited by the committee and/or recommended by our board of directors. The nominating and corporate governance committee may gather information about the candidates through interviews, detailed questionnaires, comprehensive background checks or any other means that the nominating and corporate governance committee deems to be appropriate in the evaluation process.

Our nominating and corporate governance committee and our board of directors consider a broad range of factors relating to the qualifications of nominees. Our nominating and corporate governance committee’s and our board of directors’ priority in selecting board members is the identification of persons who will provide a composite mix of backgrounds, experience, knowledge and capabilities that will allow our board of directors to promote our strategic objectives and fulfill its responsibilities to our stockholders. Our nominating and corporate governance committee and our board of directors highly value diversity and, as such, also consider diversity of gender, race, ethnicity, age, gender identity, gender expression and sexual orientation when selecting members of our board of directors.

Any stockholder who wishes to recommend a candidate for consideration by the committee as a nominee for director should follow the procedures described in our proxy statement to be filed with the SEC in connection with our 2024 special meeting of stockholders within 120 days after the end of the fiscal year ended December 31, 2023. The nominating and corporate governance committee will also consider whether to nominate any person proposed by a stockholder in accordance with the provisions of our Bylaws relating to stockholder nominations.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2023, Mr. Ehrlich served as the Chief Executive Officer of our predecessor, PBAX. In connection with the Business Combination, on February 14, 2024, Mr. Ehrlich ceased to be an officer of PBAX. Other than Mr. Ehrlich, during the fiscal year ended December 31, 2023 and as of the date of this Annual Report, none of the members of our Compensation Committee has ever been one of our officers or employees. None of our executive officers currently serves, or has served, as a member of our board of directors or Compensation Committee of any entity that has one or more executive officers serving as a member of our board of directors or Compensation Committee.

Board Diversity

Board diversity and inclusion is critical to our success. While we do not have a formal policy on board of directors diversity, the board of directors is committed to building a board of directors that consists of the optimal mix of skills, expertise, and diversity capable of effectively overseeing the execution of our business and meeting our evolving needs, with diversity reflecting gender, age, race, ethnicity, background, professional experience and perspectives. Our nominating and corporate governance committee considers the value of diversity on the board of directors in evaluating director nominees. Accordingly, the nominating and corporate governance committee’s evaluation of director nominees includes consideration of their ability to contribute to the diversity of personal and professional experiences, opinions, perspectives and backgrounds on the board of directors.

The matrix below provides certain highlights of the composition of our board of directors based on self-identification. Each term used above and in the matrix below has the meaning given to it in Nasdaq Listing Rule 5605(f).

Board Diversity Matrix (As of March 20, 2024)
Total Number of Directors:	7
	Female	Male	Non- Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	3	4
Part II: Demographic Background
African American or Black
Alaskan Native or Native American
Asian
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White	3	4
Two or More Races or Ethnicities
LGBTQ+

Did Not Disclose Demographic Background

Communication with Directors

Any stockholder or interested party may communicate with our board of directors, as a whole, or with individual directors on the board of directors, through an established process for stockholder and other interested party communication. For a communication directed to the board of directors as a whole, stockholders and other interested parties may submit a written communication by postal mail to the attention of the chairman of our board of directors at the following address: CERo Therapeutics Holdings, Inc., 210 Haskins Way, Suite 230, South San Francisco, CA 94080.

For a communication directed to an individual director in his capacity as a member of the board of directors, stockholders and other interested parties may send such communication to the attention of the individual director at the following address: CERo Therapeutics Holdings, Inc., c/o Corporate Secretary, 210 Haskins Way, Suite 230, South San Francisco, CA 94080, Attention: Name of Individual Director.

We will forward by U.S. mail any such communication to each director, and the chairman of the board of directors in his capacity as a representative of the board of directors, to whom such communication is addressed to the address specified by each such director and the chair of the board of directors, unless there are safety or security concerns that mitigate against further transmission. A copy of any such written communication may also be forwarded to our general counsel and a copy of such communication may be retained for a reasonable period of time. You may submit your concern anonymously or confidentially.

Communications may be forwarded to other directors if they relate to important substantive matters and include suggestions or comments that may be important for other directors to know. In general, communications relating to corporate governance and long-term corporate strategy are more likely to be forwarded than communications relating to ordinary business affairs, personal grievances and matters as to which we tend to receive repetitive or duplicative communications.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of business conduct and ethics is available under the Investors section of our website at www.cero.bio/investors. In addition, we intend to post on our website all disclosures that are required by law or the listing standards of Nasdaq concerning any amendments to, or waivers from, any provision of the code of business conduct and ethics. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website. We have included our website address as an inactive textual reference only.

Insider Trading Arrangements and Policies

During the three months ended December 31, 2023, none of our directors or officers adopted, amended, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Our board of directors has adopted an insider trading policy which governs the purchase, sales, and/or other dispositions of our securities by directors, officers, and employees. Our insider trading policy is attached hereto as Exhibit 19 and incorporated herein. In addition, we have adopted a Rule 10b5-1 trading plan policy, which permits our officers, directors, and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place and can only put such plans into place while the individual is not in possession of material non-public information. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving us.

Policy on Trading, Pledging and Hedging of Company Stock

Certain transactions in our securities (such as purchases and sales of publicly traded put and call options, and short sales) create a heightened compliance risk or could create the appearance of misalignment between management and stockholders. In addition, securities held in a margin account or pledged as collateral may be sold without consent if the owner fails to meet a margin call or defaults on the loan, thus creating the risk that a sale may occur at a time when an officer or director is aware of material, non-public information or otherwise is not permitted to trade in our securities. Our insider trading policy expressly prohibits derivative transactions of our stock by our executive officers, directors and employees. In addition, our insider trading policy also expressly prohibits purchases of any derivative securities that provide the economic equivalent of ownership.

Item 11. Executive Compensation.

Except as otherwise specified in this Item 11, the information set forth herein relates to the executive compensation paid by Legacy CERo prior to the Business Combination, and agreements with the Company, effective as of the Business Combination. PBAX did not pay any compensation to any of its directors or executive officers at any time from it Initial Public Offering through the completion of the Business Combination. This section discusses the material components of the executive compensation program for our named executive officers. Our only named executive officer for the fiscal year ended December 31, 2023 was Dr. Corey, as Dr. Corey was the only executive officer during the period presented.

2023 Summary Compensation Table

None of PBAX’s executive officers received any compensation for services rendered in 2023. The following table presents all of the compensation awarded to the sole named executive officer of Legacy CERo during the years listed below.

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)(1)	Total ($)
Dr. Daniel Corey	2023	360,000	16,035	376,035
Chief Technology Officer and Former Chief Executive Officer	2022	360,000	12,685	372,685

(1)	The amounts reported in this column represent (i) $13,200 in Company contributions made under our 401(k) plan and (ii) $2,835 in Company-paid life insurance premiums during the fiscal year ended December 31, 2023 and, for the fiscal year ended December 31, 2022, (i) $9,400 in Company contributions made under our 401(k) plan and (ii) $3,285 in Company-paid life insurance premiums.

Narrative Disclosure to the 2023 Summary Compensation Table

Compensation of our named executive officer for the fiscal year ended December 31, 2023 was determined and recommended by the compensation committee, and approved by the board of directors. The compensation committee engaged a compensation consulting firm to provide and structure benchmarking data for similar positions in similar companies.

2023 Base Salaries

The named executive officer’s base salary is a fixed component of annual compensation for performing specific duties and functions. Dr. Corey’s base salary is adjusted from time to time to realign with market levels after taking into account individual responsibilities, performance and experience. For the fiscal year ended December 31, 2023, Dr. Corey’s annual base salary was $360,000.

Perquisites

We generally do not provide perquisites to our employees, other than certain de minimis perquisites available to all of our employees, including our named executive officers.

401(k) Plan

We maintain the CERo Therapeutics 401(k) Plan, a tax-qualified retirement plan that provides eligible employees, including the named executive officer, with an opportunity to save for retirement on a tax-advantaged basis. Plan participants are able to defer eligible compensation subject to applicable annual limits under the Code. Participants’ pre-tax or Roth contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Participants are immediately and fully vested in their contributions. We match each participant’s contribution up to a safe harbor maximum of 4% of his or her eligible compensation with participants vesting immediately and fully in such matching contributions. Our 401(k) plan is intended to be qualified under Section 401(a) of the Code with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code.

Health and Welfare Benefits

We provide benefits to our named executive officer on the same basis as provided to all of its employees, including health, dental and vision insurance, as well as life and disability insurance. Legacy CERo did not, and we will not, maintain any executive-specific benefit or perquisite programs. Benefits were and are anticipated to be offered on the same basis as provided to all of our employees.

Outstanding Equity Awards as of December 31, 2023

There were no outstanding equity incentive plan awards held by the named executive officer as of December 31, 2023.

Overview of Executive Compensation Program

Our Compensation Committee anticipates annually reviewing the compensation of our employees, including our executive officers. In setting executive base salaries and bonuses and granting equity incentive awards, the Compensation Committee considers compensation for comparable positions in the market, the historical compensation levels of our executive officers, individual performance as compared to our expectations and objectives, internal equity, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders, and a long-term commitment to us. We intend to target a general competitive position and consider independent third-party benchmark analytics to determine the mix of compensation of base salary, bonus and long-term incentives.

We engaged the services of an external compensation consultant to advise on executive compensation matters including our overall compensation program design and collection of market data to inform our compensation programs for our executive officers and members of our board of directors. The compensation for our executive officers will have the following components: base salary, cash bonus opportunities, equity compensation, employee benefits, and severance protections. Base salaries, employee benefits, and severance protections are designed to attract and retain senior management talent. Annual cash bonuses and equity awards are used to promote performance-based pay that aligns the interests of the named executive officers with the long-term interests of our stockholders and enhances executive retention.

Employment Arrangements

We are party to employment agreements with each of our named executive officers. The arrangements generally provide for at-will employment without any specific term and set forth the named executive officer’s initial base salary, bonus potential, eligibility for employee benefits and severance benefits upon a qualifying termination of employment, subject to such employee executing a separation agreement with us.

Employment Agreement with Mr. Atwood

On March 26, 2024, we entered into an employment agreement with Mr. Atwood, our Chairman and Chief Executive Officer the (“Atwood Employment Agreement”). Pursuant to the Atwood Employment Agreement, Mr. Atwood is entitled to an initial annual base salary of $360,000, an initial target annual incentive bonus of 50% of Mr. Atwood’s base salary, an initial equity grant, and general eligibility to participate in our employee benefit plans.

The Atwood Employment Agreement provides that in the event Mr. Atwood’s employment is terminated by us without “cause” (other than as a result of Mr. Atwood’s death or disability) or by Mr. Atwood with “good reason” (each as defined in the Atwood Employment Agreement), in either case within thirty days before or within twelve months following a “change in control” (as defined in the Atwood Employment Agreement) (the “Atwood Change in Control Period”), then, Mr. Atwood will be entitled to: (1) a lump sum cash payment equal to three months of his then-current base salary, and (2) full acceleration of the vesting of all his outstanding equity awards.

The Atwood Employment Agreement provides that in the event Mr. Atwood’s employment is terminated by us without “cause” (other than as a result of Mr. Atwood’s death or disability) or by Mr. Atwood for “good reason,” in either case, outside of the Atwood Change in Control Period, then, Mr. Atwood will be entitled to a lump sum cash payment equal to three months of his then-current base salary.

The Atwood Employment Agreement provides that in the event Mr. Atwood’s employment terminate as a result of Mr. Atwood’s death or disability, then, Mr. Atwood will be entitled to accelerated vesting of 50% of the then-unvested portion of outstanding equity awards.

Mr. Atwood’s benefits after termination (other than as a result of death or disability) are conditioned, among other things, on him timely signing and not revoking a general release of claims in our favor.

The payments and benefits under the Atwood Employment Agreement in connection with a change in control may not be eligible for federal income tax deduction by us pursuant to Section 280G of the Code. These payments and benefits may also be subject to an excise tax under Section 4999 of the Code. If the payments or benefits payable to Mr. Atwood in connection with a change in control would be subject to the excise tax imposed under Section 4999 of the Code, then those payments or benefits will be reduced if such reduction would result in a higher net after-tax benefit to him.

Employment Agreement with Mr. Carter

On March 26, 2024, we entered into an employment agreement with Mr. Carter, our Chief Financial Officer and Corporate Secretary (the “Carter Employment Agreement”). Pursuant to the Carter Employment Agreement, Mr. Carter is entitled to an initial base salary of $350,000 and an initial target annual incentive bonus of 35% of Mr. Carter’s base salary, an initial equity grant, and general eligibility to participate in our employee benefit plans.

The Carter Employment Agreement provides that in the event Mr. Carter’s employment is terminated by us without “cause” (other than as a result of Mr. Carter’s death or disability) or by Mr. Carter with “good reason” (each as defined in the Carter Employment Agreement), in either case within thirty days before or within twelve months following a “change in control” (as defined in the Carter Employment Agreement) (the “Carter Change in Control Period”), then, Mr. Carter will be entitled to: (1) continued payment of his then-current base salary for a period of twelve months following his termination, (2) if Mr. Carter timely elects COBRA health continuation, payment of COBRA premiums for continued health benefits for up to twelve months following his termination for him and his eligible dependents who were covered under the Company’s health insurance plans on the date of such termination, (3) his annual target bonus for the year of termination, and (4) full acceleration of the vesting of all his outstanding equity awards.

The Carter Employment Agreement provides that in the event Mr. Carter’s employment is terminated by us without “cause” (other than as a result of Mr. Carter’s death or disability) or by Mr. Carter for “good reason,” in either case, outside of the Carter Change in Control Period, then, Mr. Carter will be entitled to (1) continued payment of his then-current base salary for a period of nine months, and (2) if Mr. Carter timely elects COBRA health continuation, payment of COBRA premiums for continued health benefits for up to nine months following his termination for him and his eligible dependents who were covered under the Company’s health insurance plans on the date of such termination.

The Carter Employment Agreement provides that in the event Mr. Carter’s employment terminate as a result of Mr. Carter’s death or disability, then, Mr. Carter will be entitled to accelerated vesting of 50% of the then-unvested portion of outstanding equity awards.

Mr. Carter’s benefits after termination (other than as a result of death or disability) are conditioned, among other things, on him timely signing and not revoking a general release of claims in our favor.

The payments and benefits under the Carter Employment Agreement in connection with a change in control may not be eligible for federal income tax deduction by us pursuant to Section 280G of the Code. These payments and benefits may also be subject to an excise tax under Section 4999 of the Code. If the payments or benefits payable to Mr. Carter in connection with a change in control would be subject to the excise tax imposed under Section 4999 of the Code, then those payments or benefits will be reduced if such reduction would result in a higher net after-tax benefit to him.

Offer Letter with Dr. Corey

On March 28, 2024, we entered into an employment agreement with Dr. Corey, our Chief Technology Officer and Founder of the Company the (“Corey Offer Letter”). Pursuant to the Corey Offer Letter, Dr. Corey is entitled to an initial annual base salary of 350,000, an initial target annual incentive bonus of 50% of Dr. Corey’s base salary, an initial equity grant, and general eligibility to participate in our employee benefit plans.

The Corey Offer Letter provides that in the event Dr. Corey’s employment is terminated by us without “cause” or by Dr. Corey for “good reason” (each as defined in the Corey Offer Letter) within 90 days before or within twelve months following a “change in control” (as defined in the Corey Offer Letter) (the “Corey Change in Control Period”), then Mr. Corey will be entitled to full acceleration of the vesting of any options to purchase shares of the Company’s common stock that are subject to time-based vesting.

The Corey Offer Letter provides that in the event Dr. Corey’s employment is terminated by us without “cause” or by Dr. Corey for “good reason,” Dr. Corey will be entitled to: (1) the continued payment of his then-current base salary for a period of up to six months following his termination, and (2) if Dr. Corey timely elects COBRA health continuation, payment of COBRA premiums for continued health benefits for up to six months following his termination.

Dr. Corey’s benefits after termination outside of the Corey Change in Control Period are conditioned, among other things, on him complying with his post-termination obligations under his agreement, including a one-year non-solicitation obligation, and his timely signing a general release of claims in our favor.

Annual Bonuses

We use annual cash incentive bonuses for the named executive officers to motivate their achievement of short-term performance goals and tie a portion of their cash compensation to performance. It is expected that, near the beginning of each year, the Compensation Committee will select the performance targets, target amounts, target award opportunities and other terms and conditions of annual cash bonuses for the named executive officers, subject to the terms of their employment agreements. Following the end of each year, the Compensation Committee will determine the extent to which the performance targets were achieved and the amount of the award that is payable to each of the named executive officers. There will be a bonus plan established for executive officers in 2024.

Director Compensation

None of our directors received compensation in 2023 for services rendered to PBAX or Legacy CERo, with the exception of Dr. Corey, who was compensated for his service as our Chief Executive Officer. Dr. Corey is a named executive officer and his compensation is provided in the “Summary Compensation Table” above.

On March 25, 2024, the board of directors approved the compensation for non-employee directors for 2024. Each non-employee director other than the vice chairman will receive $30,000 per annum, paid quarterly in advance. In addition, each non-employee director other than the vice chairman shall receive an option award to purchase 112,500 shares of common stock. Such option awards vest quarterly over a three-year period and expire ten years after the grant date. The vice chairman will receive $150,000 per annum, paid quarterly in advance. In addition, the vice chairman shall receive an option award to purchase 527,182 shares of common stock. Such option awards vest quarterly over a three-year period and expire ten years after the grant date.

Mr. Atwood and Dr. Corey will receive no additional compensation for their additional duties as directors. Mr. Atwood and Dr. Corey’s compensation is summarized above in “Executive Compensation—Employment Agreements.”

Equity Incentive Compensation

We believe it is important to maintain a strong link between executive incentives and the creation of stockholder value. We believe performance and equity-based compensation for our executives to be an important component of maximizing stockholder value while, at the same time, attracting, motivating and retaining high-quality executives. Upon consummation of the Business Combination, we assumed options issued pursuant to the CERo Therapeutics, Inc. 2016 Equity Incentive Plan, as amended (the “2016 Plan”), and we currently maintain the CERo Therapeutics Holdings, Inc. 2024 Plan (the “2024 Plan”) and the CERo Therapeutics Holdings, Inc. 2024 Employee Stock Purchase Plan (the “2024 ESPP”). Formal guidelines for the allocations of cash and equity-based compensation have not yet been determined, but it is expected that the 2024 Plan, which was approved and adopted by stockholders on January 22, 2024, will be an important element of our compensation arrangements for both executive officers and directors, and that the executive officers will also be eligible to participate in the 2024 ESPP, which was also approved and adopted by stockholders on January 22, 2024.

As of December 31, 2023, the 2016 Plan had options outstanding to purchase a total of 782,499 shares of common stock for a weighted average exercise price of $0.28 per share. On February 14, 2024, upon consummation of the Business Combination, these options were assumed by us and converted into options to purchase shares in CERo at a conversion rate of 0.064452 underlying shares per legacy share and a strike price calculated as the legacy strike price divided by 0.064452. This resulted in the issuance of options to purchase 50,433 shares of common stock at a weighted average price of $4.36.

On March 25, 2024, the board of directors approved option awards to the executive officers for 2024, as set forth below:

Name	Position	Option Awards
Brian G. Atwood	Chairman, President, and Chief Executive Officer	1,317,956
Charles Carter	Chief Financial Officer, Treasurer and Corporate Secretary	395,387
Daniel Corey, M.D.	Chief Technology Officer and Founder	856,671

Compensation Recovery Policy

Our board of directors adopted a Compensation Recovery Policy (the “Compensation Recovery Policy”), in compliance with the Nasdaq listing rules, which requires recovery from executive officers of incentive-based compensation that is earned, granted or vested based on the achievement of a financial reporting measure in the event of a required accounting restatement of previously issued financial statements. The recoverable compensation includes any compensation received after the effective date of the Compensation Recovery Policy and in the three-year fiscal period preceding the date we were required to prepare the accounting restatement that is in excess of the amount that would have been earned, paid or vested had it been calculated based on the restated financial statements. Recovery is required regardless of fault or a covered officer’s role in the financial reporting process. The Compensation Recovery Policy is filed as Exhibit 97.1 to this Annual Report on Form 10-K for the year ended December 31, 2023.

Rule 10b5-1 Sales Plans

Our directors and executive officers may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The director or executive officer may amend a Rule 10b5-1 plan in some circumstances and may terminate a plan at any time. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with the terms of the insider trading policy.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our common stock as of April 1, 2024, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock;

●	each of our named executive officers and directors that beneficially owns shares of our Common Stock; and

●	all our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security. Shares of our Common Stock subject to options or warrants that are currently exercisable or exercisable within 60 days or shares of Common Stock underlying time-based restricted stock units that vest within 60 days are considered outstanding and beneficially owned by the person holding the options, warrants, or restricted stock units, as applicable, for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Unless otherwise indicated, we believe that the persons and entities named in the table below have sole voting and investment power with respect to all of our voting securities beneficially owned by them. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

The percentage of beneficial ownership is based on 14,723,565 shares of common stock issued and outstanding as of April 1, 2024.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage Beneficially Owned
5% or Greater Beneficial Owners:
Phoenix Biotech Sponsor, LLC (2)	1,000,000	6.8%
Milky Way Investments Group Limited(3)	1,503,540	10.21%
ARCH Venture Fund X, L.P.(4)	1,359,196	9.23%
Launchpad Capital Opportunities Fund LP (Series SPAC) (5)	1,430,989	9.72%
Directors and Executive Officers:
Brian G. Atwood (6)	692,278	4.2%
Charles Carter (7)	5,000	*
Daniel Corey, M.D.(8)	1,081,857	6.6%
Michael Byrnes	—	—
Chris Ehrlich (9)	514,925	3.5%
Kathleen LaPorte (10)	10,828	*
Robyn Rapaport (11)	50,000	*
Lindsey Rolfe, M.D., Ph.D.	—	—
All current directors and executive officers as a group (seven individuals)	1,630,088	11.1%

*	Represents beneficial ownership of less than 1% of our outstanding Common Stock.

(1)	Unless otherwise noted, the business address of each of the following individuals is 210 Haskins Way, Suite 230, South San Francisco, CA 94080.
(2)	Consists of 1,000,000 shares of Common Stock. The Sponsor is the record holder of the shares reported herein. Jurgen van de Vyver is the manager of the Sponsor and has voting and investment discretion with respect to the Common Stock held by the Sponsor. Mr. Vyver may be deemed to have beneficial ownership of the Common Stock held directly by the Sponsor. The principal business address of such entities and individuals is 2201 Broadway, Suite 705, Oakland, CA 94612.
(3)	Consists of 1,503,540 shares of Common Stock. Milky Way Investments Group Limited (“Milky Way”) is controlled by MWG Management Limited, its corporate director. The principal business address of such entities and individuals is c/o Trident Trust Company (B.V.I.) Limited, Trident Chambers, P.O. Box 146, Road Town, Tortola, British Virgin Islands.

(4)	Consists of 1,359,196 shares of Common Stock. ARCH Venture Partners X, L.P. (“AVP X LP”) is the sole general partner of ARCH X. ARCH Venture Partners X Overage, L.P. (“AVP X Overage LP”) is the sole general partner of ARCH X Overage. ARCH Venture Partners XII, L.P. (“AVP XII LP”) is the general partner of ARCH XII. ARCH Venture Partners X, LLC (“AVP X LLC”) is the sole general partner of each of AVP X LP and AVP X Overage LP. Keith Crandell, Kristina Burow, Steven Gillis and Robert Nelsen comprise the investment committee of AVP X LLC (the “AVP X Committee Members”). AVP X LLC may be deemed to beneficially own the shares held by ARCH X and ARCH X Overage, and each of the AVP X Committee Members may be deemed to share the power to direct the disposition and vote of the shares held by ARCH X and ARCH X Overage. The principal business address of such entities and individuals is 8755 West Higgins Road, Suite 1025. Chicago, IL 60631.
(5)	Consists of (i) 1,165,991 shares of Common Stock and (ii) 264,998 shares of Common Stock issuable upon the exercise of Warrants exercisable within 60 days of April 1, 2024. Ryan Gilbert is the general partner of Launchpad Capital Opportunities Fund LP (Series SPAC) (“Launchpad”). The principal business address of such entities and individuals is 2201 Broadway, Suite 705, Oakland, CA 94612.
(6)	Consists of (i) 248,735 shares of Common Stock, including 21,219 Earnout Shares, which are subject to vesting upon the achievement of certain milestones, (ii) 343,343 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of April 1, 2024 and (iii) 100,200 shares of Common Stock issuable upon the conversion of Series A Preferred Stock (assuming an initial conversion price of $10.00 per share), held by the Atwood-Edminister Trust dtd 4-2-2000, of which Mr. Atwood serves as a trustee.
(7)	Consists of 5,000 shares of Common Stock issuable upon the conversion of Series A Preferred Stock (assuming an initial conversion price of $10.00 per share).
(8)	Consists of (i) 660,454 shares of Common Stock, including 230,973 Earnout Shares, which are subject to vesting upon the achievement of certain milestones, held by Daniel Corey, (ii) 3,672 shares of Common Stock, including 273 Earnout Shares, which are subject to vesting upon the achievement of certain milestones, held by his spouse, Elizabeth Corey, (iii) 3,672 shares of Common Stock, including 273 Earnout Shares, which are subject to vesting upon the achievement of certain milestones, held by Daniel Corey as legal guardian of Hannah Corey, a minor child and (iv) 3,672 shares of Common Stock, including 273 Earnout Shares, which are subject to vesting upon the achievement of certain milestones, held by Daniel Corey as legal guardian of Griffin Corey, a minor child.
(9)	Consists of (i) 478,825 shares of Common Stock, (ii) 27,500 shares of Common Stock issuable upon the conversion of Series A Preferred Stock (assuming an initial conversion price of $10.00 per share) (iii) 5,000 shares of Common Stock issuable upon the exercise of Warrants exercisable within 60 days of April 1, 2024, and (iv) 3,600 shares of Common Stock held by his spouse, Sara Fried.
(10)	Consists of (i) 5,828 shares of Common Stock held by Kathleen LaPorte and (ii) 27,500 shares of Common Stock issuable upon the conversion of Series A Preferred Stock (assuming an initial conversion price of $10.00 per share) held by Kathleen LaPorte Revocable Trust, of which Ms. LaPorte serves as a trustee.
(11)	Consists of 50,000 shares of Common Stock.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2023 regarding shares of Common Stock that may be issued under our equity compensation plans. Such information includes equity compensation plans of Legacy CERo as of December 31, 2023 that were assumed by the Company in the Business Combination:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- average Exercise Price of Outstanding Options, Warrants, Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	—		$—		—
Equity compensation plans not approved by stockholders	782,499	(1)	0.28	(2)	—

Total	782,499		$0.28		—

(1)	Includes 50,433 shares subject to outstanding stock options under the 2016 Plan that were outstanding on December 31, 2023 (presented on an as-converted basis). No new awards may be granted under the 2016 Plan.

(2)	Reflects the weighted-average exercise price of the $4.19 outstanding stock options under the 2016 Plan, presented on an as-converted basis.

(3)	Does not reflect shares reserved and available for issuance under the 2024 Plan or 2024 ESPP, as such plans were not in effect as of December 31, 2023. On February 8, 2024, the stockholders approved the 2024 Plan and 2024 ESPP, with an initial reserve of 5,271,822 and 527,182 shares of common stock, respectively. The 2024 Plan and 2024 ESPP became effective on February 14, 2024 in connection with the closing of the Business Combination. As of March 31, 2024, the board of directors have granted an aggregate of 4,588,619 option awards under the 2024 Plan, leaving 683,204 shares reserved for future issuance under the 2024 Plan. As of March 31, 2024, no awards have been granted under the 2024 ESPP. No new awards may be granted under the 2016 Plan, but all outstanding awards under the 2016 Plan continue to be governed by their existing terms. The 2024 Plan has an evergreen provision that allows for an annual increase in the number of shares available for issuance under the 2024 Plan to be added on the first day of January, starting with January 1, 2025, in an amount equal to the lesser of (i) 5% of the fully diluted shares of our common stock on the immediately preceding December 31 or (ii) such number of shares as determined by our board in each case subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. The 2024 ESPP has an evergreen provision that allows for an annual increase in the number of shares available for issuance under the 2024 ESPP to be added on the first day of each January, starting with January 1, 2024, by the lesser of (i) 1,019,850 shares of our common stock, (ii) 1% of the fully diluted shares of common stock on the immediately preceding December 31, or (iii) such number of shares of common stock as determined by our board. The number of shares reserved under the 2023 ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence.

Certain Relationships and Transactions

Other than the compensation agreements and other arrangements described under the sections entitled “Executive Compensation” and “Director Compensation” above and the transactions described below, since January 1, 2022, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which:

●	the amount involved exceeded, or will exceed, $120,000 (or, if less, 1% of the average of our total asset amounts at December 31, 2022 and 2023); and

●	any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

PBAX Relationships and Related Party Transactions

Related Party Loans

In order to finance transaction costs in connection with the Business Combination, the Sponsor or an affiliate of the Sponsor or certain of PBAX’s officers and directors may, but are not obligated to, to loan PBAX funds as may be required. On December 13, 2022, PBAX issued an unsecured promissory note in the principal amount of $1,500,000 (the “Promissory Note”) to the Sponsor, pursuant to which the Sponsor agreed to loan to the PBAX up to $1,500,000. On December 8, 2023, the Promissory Note was amended to increase the total principal amount to $1,600,000. At the Closing, an aggregate of approximately $1.55 million that had been borrowed under the Promissory Note was extinguished and converted into an aggregate of 1,330 shares of Series A Preferred Stock and 50 shares of Series B Preferred Stock.

Administrative Services

Commencing on October 6, 2021, PBAX paid an amount equal to $20,000 per month to the Sponsor or its affiliate or designee for office space, administrative and shared personnel support services provided to PBAX. Such administrative support services ended on December 31, 2022.

Advisory Services

We engaged CCM, an affiliate of PBAX, the Sponsor and/or certain of its directors and officers, to provide consulting and advisory services in connection with the IPO, for which it was entitled to a fee in an amount equal to $465,000, which was paid to CCM upon the closing of the IPO, and $1,162,500, which would have been paid to CCM upon the Closing. In connection with the Closing, PBAX entered into a fee modification agreement with CCM pursuant to which CCM forfeited such fees and we issued an aggregate of 1,200,000 shares of Common Stock, with 1,000,000 of such shares being subject to forfeiture unless we conduct a capital-raising transaction within nine months of the Closing, pursuant to which we shall issue and sell securities in an aggregate amount of at least $25.0 million, affiliates of CCM have and manage investment vehicles with a passive investment in the Sponsor.

CERo Relationships and Related Party Transactions

Collaboration and Option Agreement

On March 3, 2020, Legacy CERo entered into a collaboration and option agreement (“Collaboration Agreement”) with a collaborative partner that was an investor of Legacy CERo, pursuant to which each party was granted a royalty-free, nonexclusive, worldwide license to share the other party’s technologies to create bi-functional T-cells. Legacy CERo was responsible for all employee and other internal costs incurred in the performance of all of Legacy CERo’s R&D activities, with approved cost overruns funded by the collaborative partner. At the end of the research project, the collaborative partner would be granted the option to enter into an exclusive license for the further development of the combined drug. Under the Collaboration Agreement, the collaborative partner paid us $182,577 and $0 for the years ended December 31, 2022 and 2023. The Collaboration Agreement terminated on March 3, 2023.

Policies and Procedures for Related Party Transactions

We have adopted a code of conduct and ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by the board of directors (or the appropriate committee of the board of directors) or as disclosed in public filings with the SEC. Under the adopted code of conduct and ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving us.

In addition, pursuant to the Audit Committee charter, our Audit Committee is responsible for reviewing and approving related party transactions to the extent that we entered into such transactions. An affirmative vote of a majority of the members of the Audit Committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. Without a meeting, the unanimous written consent of all of the members of the Audit Committee will be required to approve a related party transaction. We also require each of our directors and officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Our Audit Committee reviews on a quarterly basis all payments that were made to the officers or directors, or to their affiliates.

Item 14. Principal Accountant Fees and Services.

Our independent public accounting firm is Citrin Cooperman & Company, LLP (“Citrin”), New York, New York (PCAOB Auditor ID: 02468). Citrin has acted as PBAX’s independent registered public accounting firm since June 8, 2021 (inception). The following table sets forth the aggregate fees and expenses billed to us by Citrin for fiscal years 2023 and 2022:

Fee category	2023	2022
Audit fees (1)	155,400	50,000
Tax fees (2)	9,660	4,000
All other fees	—	—
Total	158,175	54,000

(1)	Audit fees consist of fees for professional services rendered for the audit of our year-end consolidated financial statements and services that are normally provided by our independent registered public accounting firm in connection with regulatory filings, and other fees in connection with the Business Combination.
(2)	Tax fees consist of fees for tax consultation services for the Business Combination and professional services relating to tax compliance, tax planning, and tax advice.

Pre-Approval Policies and Procedures

Our Audit Committee established a policy that all audit and permissible non-audit services provided by the independent registered public accounting firm will be pre-approved by the Audit Committee, and all such services were pre-approved in accordance with this policy during the fiscal year ended December 31, 2023. These services included audit services, audit-related services, tax services and other services. The Audit Committee considered whether the provision of each non-audit service were compatible with maintaining the independence of the auditors. Pre-approval was detailed as to the particular service or category of services and was generally subject to a specific budget. Our independent registered public accounting firm and management were required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(1)	For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report, incorporated into this Item by reference.

(2)	Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

(3)	Exhibits:

The following list of exhibits includes exhibits submitted with this Annual Report as filed with the SEC and those incorporated by reference to other filings.

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of June 4, 2023, by and among Phoenix Biotech Acquisition Corp., PBCE Merger Sub, Inc. and CERo Therapeutics, Inc., as amended (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Phoenix Biotech Acquisition Corp. with the Securities and Exchange Commission on June 5, 2023).
2.2	Amendment No. 1 to the Business Combination Agreement, dated as of February 5, 2024, by and among Phoenix Biotech Acquisition Corp., PBCE Merger Sub, Inc. and CERo Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Phoenix Biotech Acquisition Corp. with the Securities and Exchange Commission on February 6, 2024).
2.3	Amendment No. 2 to the Business Combination Agreement, dated as of February 13, 2024, by and among Phoenix Biotech Acquisition Corp., PBCE Merger Sub, Inc. and CERo Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Phoenix Biotech Acquisition Corp. with the Securities and Exchange Commission on February 13, 2024).
3.1	Second Amended and Restated Certificate of Incorporation of CERo Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).
3.2	Second Amended and Restated Bylaws of CERo Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).
3.3	Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).
3.4	Certificate of Correction to Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).
3.5	Second Certificate of Correction to Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).
3.6*	Certificate of Designation of Preferences, Rights and Limitations of the Series B Convertible Preferred Stock.
4.1	Warrant Agreement, by and between Phoenix Biotech Acquisition Corp. and Continental Stock Transfer & Trust Company, dated October 5, 2021 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed by Phoenix Biotech Acquisition Corp. with the Securities and Exchange Commission on September 13, 2021).

4.2	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).
4.3	Form of Preferred Warrant (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).
4.5*	Description of Securities.
10.1+	CERo Therapeutics, Inc. 2016 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4/A filed by Phoenix Biotech Acquisition Corp. with the Securities and Exchange Commission on June 7, 2023).
10.2+	CERo Therapeutics Holdings, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).
10.3+	CERo Therapeutics Holdings, Inc. 2024 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).
10.4	Form of Indemnification Agreement, by and between Phoenix Biotech Acquisition Corp. and each of its directors and executive officers (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4/A filed by Phoenix Biotech Acquisition Corp. with the Securities and Exchange Commission on December 18, 2023).
10.5	Investor Rights and Lock-Up Agreement, dated February 14, 2024, by and between Phoenix Biotech Acquisition Corp. and the parties named therein (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).
10.6	Amended and Restated Securities Purchase Agreement, dated as of February 14, 2024, by and between Phoenix Biotech Acquisition Corp., CERo Therapeutics, Inc. and the investors named therein (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).
10.7	Registration Rights Agreement, dated as of February 14, 2024, by and between Phoenix Biotech Acquisition Corp., CERo Therapeutics, Inc. and the investors named therein (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).
10.8	Common Stock Purchase Agreement, dated as of February 14, 2024, by and between CERo Therapeutics Holdings, Inc. and Keystone Capital Partners, LLC (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).
10.9	Registration Rights Agreement, dated as of February 14, 2024, by and between CERo Therapeutics Holdings, Inc. and the Lead Investor (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).
10.10	Form of Share Reallocation Agreement, dated as of February 14, 2024, by and among Phoenix Biotech Acquisition Corp., Phoenix Biotech Sponsor, LLC and the parties named therein (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).
10.11	Letter Agreement, dated as of February 14, 2024, by and between Phoenix Biotech Sponsor, LLC and CERo Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).
10.12	Side Letter, dated as of February 14, 2024, by and between Phoenix Biotech Acquisition Corp. and the Lead Investor (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).
10.13*	Securities Purchase Agreement, dated as of March 29, 2024, by and between CERo Therapeutics Holdings, Inc. and the investors named therein.
10.14*	Registration Rights Agreement, dated as of March 29, 2024, by and between CERo Therapeutics Holdings, Inc. and the investors party thereto.
10.15+*	Employment Agreement, dated as of March 26, 2024, by and between CERo Therapeutics Holdings, Inc. and Brian Atwood.
10.16+*	Employment Agreement, dated as of March 28, 2024, by and between CERo Therapeutics Holdings, Inc. and Charles Carter.
10.17+*	Offer Letter, dated as of March 28, 2024, by and between CERo Therapeutics Holdings, Inc. and Daniel Corey.

19.1*	CERo Therapeutics Holdings Inc. Insider Trading Policy.
21.1*	List of subsidiaries of CERo Therapeutics Holdings, Inc.
24.1	Power of Attorney (included on signature page).
31.1#	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2022.
97.1*	CERo Therapeutics Holdings Inc. Compensation Recovery Policy.
101.INS	Inline XBRL Instance Document (embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extenstion Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
+	Indicates management contract or compensatory plan.
†	Portions of this exhibit (indicated by [***]) have been omitted because the registrant has determined that the information is both not material and is the type that the registrant treats as private and confidential.
#	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this report and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CERO THERAPEUTICS HOLDINGS, INC.

Date: April 2, 2024	By:	/s/ Brian G. Atwood
Brian G. Atwood
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 2, 2024	By:	/s/ Charles R. Carter
Charles R. Carter
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Brian G. Atwood and Charles R. Carter his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brian G. Atwood	Chairman, Chief Executive Officer and Director	April 2, 2024
Brian G. Atwood	(Principal Executive Officer)

/s/ Charles R. Carter	Chief Financial Officer, Treasurer and Secretary	April 2, 2024
Charles R. Carter	(Principal Financial and Accounting Officer)

/s/ Chris Ehrlich	Vice Charmain of the Board	April 2, 2024
Chris Ehrlich

/s/ Michael Byrnes	Director	April 2, 2024
Michael Byrnes

/s/ Daniel Corey	Director	April 2, 2024
Daniel Corey

/s/ Kathleen LaPorte	Director	April 2, 2024
Kathleen LaPorte

/s/ Robyn Rapaport	Director	April 2, 2024
Robyn Rapaport

/s/ Lindsey Rolfe	Director	April 2, 2024
Lindsey Rolfe

PHOENIX BIOTECH ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Phoenix Biotech Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Phoenix Biotech Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, changes in stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s expected working capital needs to fund its combined operations and meet obligations as a result of the acquisition of CERo Therapeutics, Inc. in February 2024, raise substantial doubt about its ability to continue as a going concern. The Company’s continued operations are dependent upon its ability to raise additional funds through debt or equity financing. There can be no assurances that the Company will be able to secure any such additional financing on acceptable terms and conditions, or at all. Management’s plan in regard to these matters is described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Citrin Cooperman & Company, LLP

We have served as the Company’s auditor since 2021.

New York, New York

April 2, 2024

PHOENIX BIOTECH ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2023	2022

ASSETS

CURRENT ASSETS
Cash	$96,873	$475,870
Prepaid expenses and other assets	27,426	225,188
Money market funds held in Trust Account	8,436,311	—
Restricted cash held in Trust Account	—	41,665,974
TOTAL ASSETS	$8,560,610	$42,367,032

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,535,084	$1,653,120
Income tax payable	23,633	599,159
Shareholder redemption liability	—	27,842,747
Working capital loan – related party	1,555,000	650,000
Excise tax payable	56,389	—
Due to Affiliate	3,315	3,315
Total current liabilities	5,173,421	30,748,341
LONG TERM LIABILITIES
Deferred underwriting fee payable	9,150,000	9,150,000
Total liabilities	14,323,421	39,898,341

COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK
Class A Common stock subject to possible redemption, $0.0001 par value, 764,957 and 1,288,298 shares at redemption value of $11.03 and $10.26 per share as of December 31, 2023 and 2022, respectively	8,436,311	13,468,845
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock; $0.0001 par value; 60,000,000 shares authorized; 5,481,250 and 885,000 shares issued and outstanding (excluding 764,957 and 1,288,298 shares subject to possible redemption) as of December 31, 2023 and 2022, respectively	547	88
Class B common stock; $0.0001 par value; 10,000,000 shares authorized; 0 and 4,596,250 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	459
Additional paid-in capital	—	—
Accumulated deficit	(14,199,669)	(11,000,701)
Total stockholders’ deficit	(14,199,122)	(11,000,154)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT	$8,560,610	$42,367,032

The accompanying notes are an integral part of the financial statements.

PHOENIX BIOTECH ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022
OPERATING EXPENSES
General and administrative	$2,892,935	$2,841,391
Franchise tax	40,050	64,050
Loss from operations	(2,932,985)	(2,905,441)

Other income:
Interest income earned on marketable securities held in Trust Account	491,571	2,836,864
Total other income	491,571	2,836,864

Loss before provision for income taxes	(2,441,414)	(68,577)
Provision for income taxes	(94,819)	(599,159)
Net loss	$(2,536,233)	$(667,736)

Weighted average shares outstanding of Class A common stock	4,224,247	17,896,428
Basic and diluted net loss per share, Class A common stock	$(0.39)	$(0.03)

Weighted average shares outstanding of Class B common stock	2,304,421	4,596,250
Basic and diluted net loss per share, Class B common stock	$(0.39)	$(0.03)

The accompanying notes are an integral part of the financial statements.

PHOENIX BIOTECH ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

	Common stock				Additional		Total
	Class A		Class B		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	Deficit
Balance, December 31, 2021	885,000	$88	4,596,250	$459	$—	$(7,670,412)	$(7,669,865)
Accretion for Class A Common Stock Subject to Redemption	—	—	—	—	—	(2,662,553)	(2,662,553)
Net loss	—	—	—	—	—	(667,736)	(667,736)
Balance, December 31, 2022	885,000	88	4,596,250	459	—	(11,000,701)	(11,000,154)
Accretion for Class A Common Stock Subject to Redemption	—	—	—	—	—	(606,346)	(606,346)
Excise tax liability accrued for Class A common stock redemptions	—	—	—	—	—	(56,389)	(56,389)
Conversion of Class B common stock to Class A common stock	4,596,250	459	(4,596,250)	(459)	—	—	—
Net loss	—	—	—	—	—	(2,536,233)	(2,536,233)
Balance, December 31, 2023	5,481,250	$547	—	$—	$—	$(14,199,669)	$(14,199,122)

The accompanying notes are an integral part of the financial statements.

PHOENIX BIOTECH ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,536,233)	$(667,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income earned on marketable securities held in Trust Account	(491,571)	(2,836,864)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	197,762	254,831
Income tax payable	(575,526)	599,159
Accounts payable and accrued expenses	1,881,964	1,638,687
Franchise tax payable	-	(80,324)
Net cash used in operating activities	(1,523,604)	(1,092,247)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash withdrawn from Trust Account for taxes	752,300	144,544
Investment of restricted cash into marketable securities in the Trust Account	(14,335,919)	(325,000)
Cash withdrawn from Trust Account in connection with Class A common stock redemption	5,638,879	181,019,852
Net cash provided by investing activities	(7,944,740)	180,839,396

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note - related party	905,000	650,000
Redemption of Class A common stock	(33,481,627)	(139,353,878)
Net cash used in financing activities	(32,576,627)	(138,703,878)

NET CHANGE IN CASH AND RESTRICTED CASH	(42,044,971)	41,043,271
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	42,141,844	1,098,573
CASH AND RESTRICTED CASH, END OF PERIOD	$96,873	$42,141,844

Supplemental cash flow information:
Cash paid for income taxes	$670,345	$—

Supplemental disclosure of noncash activities:
Accretion of Class A common stock subject to possible redemption	$606,346	$2,662,553
Shareholder redemption liability	$—	$27,842,747
Conversion of Class B common to Class A common	$(459)	$—
Excise tax liability accrued for Class A common stock redemptions	$56,389	$—

The accompanying notes are an integral part of the financial statements.

PHOENIX BIOTECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Note 1 — Description of Organization and Business Operations and Liquidity

Phoenix Biotech Acquisition Corp. (the “Company”) was incorporated in Delaware on June 8, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (a “business combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a business combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2023, the Company had not commenced any operations. All activity through December 31, 2023 relates to the Company’s formation and initial public offering (“IPO”), which is described below and, since the offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO and placed in the Trust Account (defined below). The registration statement for the Company’s IPO was declared effective on October 5, 2021. On October 8, 2021, the Company consummated the IPO of 15,500,000 units (“Units”) (with respect to the Class A common stock included in the Units being offered (the “Public Shares”)) at $10.00 per Unit generating gross proceeds of $155,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

PHOENIX BIOTECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s business combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation (the “Charter”). In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A common stock classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A common stock is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in the absence of retained earnings, additional paid-in capital). While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to a business combination. If the Company seeks stockholder approval of the business combination, the Company will proceed with a business combination if a majority of the shares voted are voted in favor of the business combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Charter, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a business combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a business combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), Private Placement Shares and any Public Shares purchased during or after the IPO in favor of approving a business combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, the Charter provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Class A common stock sold in the IPO, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “Initial Stockholders”) have agreed not to propose an amendment to the Charter that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a business combination within the business combination period, unless the Company provides the Public Stockholders with the opportunity to redeem their shares of Class A common stock in conjunction with any such amendment.

On December 16, 2022, the Company held a special meeting of its stockholders (the “First Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment (the “First IMTA Amendment”) to the Company’s Investment Management Trust Agreement (the “IMTA”), dated October 5, 2021, with Continental Stock Transfer & Trust Company (“CST”), as trustee, and an amendment to the Company’s Charter (the “First Charter Amendment”), to extend the business combination period up to three times for three months each time (the “First Extension”).

In connection with the First Special Meeting, the Sponsor agreed that if the First Charter Amendment and the First IMTA Amendment were approved at the First Special Meeting, the Sponsor, or one or more of its affiliates, members or third-party designees (in such capacity, the “Lender”), would lend to the Company up to $1,500,000 to be deposited into the Trust Account established in connection with the IPO. Accordingly, on December 20, 2022, the Company issued an unsecured promissory note in the principal amount of $1,500,000 (the “Promissory Note”) to the Lender, pursuant to which the Lender agreed to loan to the Company up to $1,500,000 in connection with the extension of the date by which the Company has to consummate an initial Business Combination.

In connection with the approval of the Extension, holders of 16,211,702 Public Shares exercised redemption rights. As a result, following the satisfaction of such redemptions, as of December 31, 2022, the Company had 2,173,298 shares of Class A common stock outstanding, of which (i) 1,288,298 were Public Shares, which were entitled to receive a pro rata portion of the remaining funds in the Trust Account in connection with its initial Business Combination, a liquidation or certain other events, and (ii) 885,000 were Private Placement Shares, which did not have redemption rights.

PHOENIX BIOTECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

On March 31, 2023, May 8, 2023 and June 30, 2023, the Company deposited $100,000, $125,000 and $150,000 into the Trust Account in connection with the First Extension.

On July 7, 2023, the Company held a special meeting of its stockholders (the “Second Special Meeting”). At the Second Special Meeting, the Company’s stockholders approved an amendment to the IMTA, as amended by the IMTA Amendment (the “Second IMTA Amendment”), and an amendment to the Company’s Charter, as amended by the Charter Amendment (the “Second Charter Amendment”), to extend the business combination period for up to six times for one month each time (the “Second Extension”).

On July 7, 2023, July 28, 2023, September 1, 2023, October 4, 2023, November 2, 2023 and November 30, 2023, the Company deposited $37,052, $8,846, $22,949, $22,949, $22,949 and $22,949 into the Trust Account in connection with the Second Extension.

As a result of the deposits described above, such payments and accrual of interest, the balance in the Trust Account as of December 31, 2023 is approximately $8.4 million.

If the Company is unable to complete a business combination by January 8, 2024 (as extended) (the “business combination period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares and Private Placement Shares if the Company fails to complete a business combination within the business combination period. However, if the Initial Stockholders should acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a business combination within the business combination period. The underwriter has agreed to waive its rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a business combination within the business combination period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20 per share held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims.

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

Business Combination Agreement with CERo Therapeutics, Inc. (“CERo”)

On June 4, 2023, the Company entered into a business combination agreement and plan of reorganization (the “Business Combination Agreement”), by and among the Company, PBCE Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and CERo. Immediately after the merger, the Company changed its name from Phoenix Biotech Acquisition Corporation to CERo Therapeutics Holdings, Inc.

PHOENIX BIOTECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

At the effective time (the “Effective Time”) of the of the merger between Merger Sub and CERo (the “Business Combination”), (i) each outstanding share of CERo common stock, par value $0.0001 per share (the “CERo common stock”), will be cancelled and converted into (a) the right to receive a number of shares of Class A common stock, par value $0.0001 per share (“Class A common stock”), equal to $50,000,000, minus the Aggregate Liquidation Preference (as defined in the Business Combination Agreement), divided by the Fully Diluted Company Capitalization (as defined in the Business Combination Agreement), divided by $10.00 (the “Exchange Ratio”) and (b) the right to receive a portion of up to 2,200,000 additional shares of Class A common stock if certain trading price hurdles are achieved or a Change of Control (as defined in the Business Combination Agreement) occurs within four years after the Closing (“Earnout Shares”); (ii) each outstanding option to purchase CERo common stock (each, a “CERo option”) will be converted into an option to purchase a number of shares of Class A common stock, equal to (A) the number of shares of CERo common stock subject to such option immediately prior to the Effective Time, multiplied by (B) the Exchange Ratio, at an exercise price per share equal to the current exercise price per share for such option divided by the Exchange Ratio; in each case, rounded down to the nearest whole share, and rounded up to the nearest whole cent in the case of the exercise price of the CERo options; (iii) each outstanding share of CERo preferred stock, par value $0.0001 per share (the “CERo preferred stock”), will be converted into a number of shares of Class A common stock, equal to the number of shares of Class A common stock obtained by dividing the liquidation preference thereof by $10.00 and the contingent right to receive such holder’s Earn-Out Pro Rata Portion (as defined in the Business Combination Agreement), and (iv) each warrant to purchase CERo preferred stock (each, a “CERo warrant”) outstanding as of immediately prior to the Effective Time will be converted into a warrant to acquire a number of shares of Class A common stock equal to the number of shares of CERo preferred stock subject to the corresponding warrant immediately prior to the Effective Time, multiplied by the Aggregate Liquidation Preference of such underlying shares of CERo preferred stock, and divided by $10.00, with the exercise price per share for such warrant equal to (A) the current aggregate exercise price of such warrant (the current exercise price per share of CERo preferred stock applicable to the corresponding warrant immediately prior to the Effective Time, multiplied by the number of shares of CERo preferred stock issuable upon exercise thereof), divided by (B) the number of shares of Class A common stock issuable upon exercise thereof. Subject to certain exceptions, such terms and conditions applicable to a CERo Therapeutics Holdings, Inc. (“New CERo”) warrant will be the same terms and conditions as were applicable to a CERo warrant immediately prior to the Effective Time. The Company will issue an aggregate of approximately 5.0 million shares of Class A common stock to the holders of CERo common stock and CERo preferred stock as consideration in the Business Combination.

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

The MVLS deficiency was cured by the conversion of the Class B common stock into Class A common stock because the Class A common stock held by Sponsor count towards satisfying such requirement. The Company submitted a “plan of compliance” to NASDAQ indicating that the Company was aiming to be able to cure the deficiency upon closing of the Business Combination. Nasdaq has not responded.

PHOENIX BIOTECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

On July 17, 2023, the Company redeemed 523,341 shares of Class A common stock tendered for redemption by the Public Stockholders for a total redemption amount of $5,638,879 in connection with the implementation of the Extension. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies” to determine whether the Company should currently recognize an excise tax obligation associated therewith. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset, or the incurrence of a liability can range from probable to remote. Contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated whether a United States excise tax obligation should be recognized currently related to the stock redemption and concluded that this obligation should be recognized. As of December 31, 2023, the Company recorded $56,389 of excise tax liability calculated as 1% of shares redeemed on July 17, 2023. Any reduction to this liability resulting from either a subsequent stock issuance or an event giving rise to an exception that occurs within this tax year, will be recognized in the period (including an interim period) that such stock issuance or event giving rise to an exception occurs.

Liquidity and Going Concern

As of December 31, 2023, the Company had $96,873 in its operating bank accounts, $8,436,311 in marketable securities held in the Trust Account to be used for a business combination or to repurchase or redeem its Public Shares in connection therewith and a working capital deficit of $5,049,122.

On May 9, 2023, the Company received a notice from the IRS stating an additional $182,308 of federal income taxes were due by May 22, 2023. The Company made this payment on June 23, 2023.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital to fund its research and development (“R&D”) activities and meet its obligations on a timely basis. Since inception, the Company has incurred net losses and operating cash flow deficits, resulting in an accumulated deficit of $14.2 million as of December 31, 2023. On February 14, 2024, the Company acquired the assets of CERo Therapeutics, Inc., closed a private placement with gross proceeds of $9.98 million, and assumed the R&D operations of CERo Therapeutics. Additional funds are necessary to maintain current operations and to continue R&D activities. However, there can be no assurance that sufficient funding will be available to allow the Company to successfully continue its R&D activities and planned regulatory filings with the Food and Drug Administration (“FDA”). If the Company is unable to obtain necessary funds, significant reductions in spending and the delay or cancellation of planned activities may be necessary. These actions would have a material adverse effect on the Company’s business, results of operations, and prospects. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements are issued. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

PHOENIX BIOTECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

In the Form 10-Q for three months ended March 31, 2023, the Company discovered an error in the Statement of Cash Flows for the presentation of restricted cash. The error was not corrected and persisted in the statements of cash flows in the quarterly reports on 10-Q for the three months ended June 30, 2023 and September 30, 2023. These errors had no impact on the balance sheets or the statements of operations in those periods. This error is corrected in the statement of cash flows in the Company’s December 31, 2023 audited financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

PHOENIX BIOTECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Restricted Cash

The Company considers all cash to be held for a specific purpose restricted cash. As of December 31, 2023 and 2022, the Company had $0 and $41,665,974 in restricted cash, respectively. The restricted cash as of December 31, 2022 was intended to satisfy stockholder redemption payments. The cash and restricted cash balances included in the balance sheets as of December 31, 2023 and 2022, are comprised of the following:

	December 31,
	2023	2022

Cash	$96,873	$475,870
Restricted cash	—	41,665,974
Total cash and restricted cash	$96,873	$42,141,844

Money Market Funds Held in Trust Account

At December 31, 2023, the assets held in Trust Account were held in money market funds that invested in U.S. Treasury securities. At December 31, 2022, substantially all of the assets held in the Trust Account were held as cash. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account and interest earned on marketable securities are included in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Shareholder Redemption Liability

On December 20, 2022, in connection with the Company’s special meeting held to consider the First Charter Amendment, the Company’s stockholders redeemed 16,211,702 shares of Class A common stock subject to possible redemption at $10.20 per share redemption value, plus a pro rata share of interest earned. Of the total amount redeemed, payments for 2,581,004 shares of Class A common stock totaling $26,481,101 plus a true-up payment of $1,361,646 for a total liability of $27,842,747 were subsequently paid to redeeming stockholders on January 3, 2023. Therefore, a portion of the total redemption payment has been classified as a stockholder redemption liability in the accompanying balance sheet as of December 31, 2022.

Offering Costs Associated with the IPO

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At December 31, 2023 and 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

PHOENIX BIOTECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2023 and 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The total provision benefit for income taxes is comprised of the following:

	December 31, 2023	December 31, 2022
Current expense	$(94,819)	$(599,159)
Deferred tax benefit	—	—
Change in valuation allowance	—	—
Total income tax (expense) benefit	$(94,819)	$(599,159)

The net deferred tax assets in the accompanying balance sheets included the following components:

	December 31, 2023	December 31, 2022
Deferred tax assets	$607,516	$596,692
Deferred tax liabilities	—	—
Valuation allowance for deferred tax assets	(607,516)	(596,692)
Net deferred tax assets	$—	$—

The deferred tax assets as of December 31, 2023 and 2022 were comprised of the tax effect of cumulative temporary differences as follows:

	December 31, 2023	December 31, 2022
General and administration expenses before business combination	$607,516	$596,692
Valuation allowance for deferred tax assets	(607,516)	(596,692)
Total	$—	$—

PHOENIX BIOTECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. For the year ended December 31, 2023 and 2022, the valuation allowance was $607,516 and $596,692, respectively.

A reconciliation of the statutory federal income tax provision (benefit) to the Company’s effective tax rate is as follows:

	December 31, 2023	December 31, 2022
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Valuation allowance	(17.33)%	852.7%
Income tax provision (benefit)	3.67%	873.7%

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2023 and 2022, 764,957 and 1,288,298 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At December 31, 2023 and 2022, the Class A common stock subject to possible redemption reflected in the balance sheets is reconciled in the following table:

Class A common stock subject to possible redemption, December 31, 2021	$178,500,000
Plus: Accretion of carrying value to redemption value	2,662,553
Less: redemption of shares	(167,693,708)
Class A common stock subject to possible redemption, December 31, 2022	$13,468,845
Less: Redemption	(5,638,880)
Plus: Accretion of carrying value to redemption value	606,346
Class A common stock subject to possible redemption, December 31, 2023	$8,436,311

Net Loss per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock (the “Class B common stock” or the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase an aggregate of 9,192,500 shares of Class A common stock at $11.50 per share were issued on October 29, 2021. At December 31, 2023 and December 31, 2022, no Public Warrants or Private Placement Warrants have been exercised. The 9,192,500 shares of Class A common stock underlying outstanding Public Warrants and Private Placement Warrants were excluded from diluted net income per share for the year ended December 31, 2023 and 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common stock is the same as basic net income per common stock for the period. The tables below present a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of stock.

	For the Year Ended December 31,
	2023		2022
	Class A common stock	Class B Common stock	Class A common stock	Class B Common stock
Basic and diluted net income per share:
Numerator:
Allocation of net income	$(1,641,020)	$(895,213)	$(531,288)	$(136,448)
Denominator:
Weighted average shares outstanding	4,224,247	2,304,421	17,896,428	4,596,250
Basic and diluted net income per share	$(0.39)	$(0.39)	$(0.03)	$(0.03)

PHOENIX BIOTECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its consolidated financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Note 3 — Initial Public Offering and Over-Allotment

Pursuant to the IPO, the Company sold 17,500,000 units (including 2,000,000 units as part of the underwriter’s partial exercise of the over-allotment option) at a price of $10.00 per Unit. Each Unit consists of one Public Share, and a Public Warrant. Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 4 — Private Placement Warrants

On October 8, 2021, simultaneously with the consummation of the IPO, the Company consummated the issuance and sale (“Private Placement”) of the Private Placement Units in a private placement transaction at a price of $10.00 per Private Placement Unit, generating gross proceeds of $8,850,000. The Private Placement Units were purchased by Cantor (155,000 Units), CCM (30,004 Units) and the Sponsor (699,996 Units). Each whole Private Placement Unit consists of one Private Placement Share and one-half of a redeemable warrant (“Private Placement Warrant”). Each whole Private Placement Warrant will be exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. A portion of the proceeds from the Private Placement Units was added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a business combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units and all underlying securities will be worthless.

PHOENIX BIOTECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

On July 3, 2023, the Sponsor delivered a notice of conversion of an aggregate of 4,596,250 Founder Shares into an equal number of shares of Class A common stock. Such Founder Shares were subsequently converted into Class B common stock.

Related Party Loans

On June 18, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note which was amended on September 10, 2021 (as amended, the “Note”). This loan is non-interest-bearing. There was no balance on the Note as of December 31, 2023 and 2022.

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans will either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post business combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. On December 13, 2022, the Company entered into a promissory note with the Sponsor. In order to fund ongoing operations, the Sponsor will loan up to $1,500,000 to the Company. The Promissory Note does not bear interest and matures upon the earlier of (a) the closing of an initial business combination and (b) the Company’s liquidation. In the event that the Company does not consummate an initial business combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. On December 8, 2023, the Company and the Lender amended the Promissory Note to increase the aggregate principal amount of the Promissory Note from $1,500,000 to $1,600,000. All other material terms of the Promissory Note remain in full force and effect.  On May 8, 2023, June 9, 2023, September 12, 2023 and December 18, 2023, the sponsor loaned the company $250,000, $275,000, $220,000 and $160,000 under the Promissory Note in connection with extensions of the Company’s liquidation date, respectively. As of December 31, 2023 and 2022, there was $1,555,000 and $650,000 in borrowings under the Working Capital Loans, respectively.

Consulting Services

The Company entered into an agreement, commencing on the date of its listing on Nasdaq, to pay the spouse of the Company’s Chief Executive Officer a monthly consulting fee of $15,000 for assisting the Company in identifying and evaluating potential acquisition targets. Upon completion of the Company’s initial business combination or the Company’s liquidation, the Company’s will cease paying these monthly fees. The payments ended on December 31, 2022 in connection with the approval of the Charter Amendment. For the year ended December 31, 2023, $0 has been incurred under this agreement. For the year ended December 31, 2022, $180,000 has been incurred under this agreement, respectively.

Advisory Services

The Company engaged CCM, an affiliate of the Company, the Sponsor and/or certain of its directors and officers, to provide consulting and advisory services in connection with the IPO, for which it was entitled to a fee in an amount equal to $465,000, which was paid to CCM upon the closing of the IPO, and $1,162,500, which will be paid to CCM upon the closing of the Company’s initial business combination. Affiliates of CCM have and manage investment vehicles with a passive investment in the Sponsor.

PHOENIX BIOTECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Support Services

The Company entered into an agreement, commencing on the date of its listing on Nasdaq through the earlier of the consummation of a business combination and the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $20,000 for office space, secretarial and administrative services. Payments under the agreement were suspended on December 31, 2022 and reinstated on March 31, 2023. For the year ended December 31, 2023, $200,000 has been incurred under this agreement. For the year ended December 31, 2022, $240,000 has been incurred under this agreement, respectively. As of December 31, 2023, there was a $75,000 outstanding balance owed to the Sponsor.

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

Business Combination Agreement

On June 4, 2023, the Company entered into the Business Combination Agreement.

At the Effective Time, (i) each outstanding share of CERo common stock will be cancelled and converted into (a) the right to receive a number of shares of Class A common stock, equal to $50,000,000, minus the Aggregate Liquidation Preference, divided by the Fully Diluted Company Capitalization, divided by the Exchange Ratio and (b) the right to receive Earnout Shares; (ii) each outstanding CERo option will be converted into an option to purchase a number of shares of Class A common stock, equal to (A) the number of shares of CERo common stock subject to such option immediately prior to the Effective Time, multiplied by (B) the Exchange Ratio, at an exercise price per share equal to the current exercise price per share for such option divided by the Exchange Ratio; in each case, rounded down to the nearest whole share, and rounded up to the nearest whole cent in the case of the exercise price of the CERo options; (iii) each outstanding share of CERo preferred stock, will be converted into a number of shares of Class A common stock, equal to the number of shares of Class A common stock obtained by dividing the liquidation preference thereof by $10.00 and the contingent right to receive such holder’s Earn-Out Pro Rata Portion, and (iv) each CERo warrant outstanding as of immediately prior to the Effective Time will be converted into a warrant to acquire a number of shares of Class A common stock equal to the number of shares of CERo preferred stock subject to the corresponding warrant immediately prior to the Effective Time, multiplied by the Aggregate Liquidation Preference of such underlying shares of CERo preferred stock, and divided by $10.00, with the exercise price per share for such warrant equal to (A) the current aggregate exercise price of such warrant (the current exercise price per share of CERo preferred stock applicable to the corresponding warrant immediately prior to the Effective Time, multiplied by the number of shares of CERo preferred stock issuable upon exercise thereof), divided by (B) the number of shares of Class A common stock issuable upon exercise thereof. Subject to certain exceptions, such terms and conditions applicable to a New CERo warrant will be the same terms and conditions as were applicable to a CERo warrant immediately prior to the Effective Time. The Company will issue an aggregate of approximately 5.0 million shares of Class A common stock to the holders of CERo common stock and CERo preferred stock as consideration in the Business Combination.

PHOENIX BIOTECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Note 7 — Stockholders’ Deficit

Common Stock

Class A common stock — The Company is authorized to issue 60,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2023 and 2022, there were 5,481,250 and 885,000 shares of Class A common stock issued and outstanding (excluding 764,957 and 1,288,298 shares subject to possible redemption), respectively.

Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. On July 3, 2023, the Sponsor delivered notice of conversion of an aggregate of 4,596,250 shares of Class B common stock into an equal number of shares of Class A common stock. As of December 31, 2023 and 2022, there were 0 and 4,596,250 shares of Class B common stock issued and outstanding.

Prior to the consummation of an initial business combination, only holders of shares of Class B common stock will have the right to vote on the election of directors. Holders of shares of Class A common stock and shares of Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders.

PHOENIX BIOTECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

Warrants — At December 31, 2023 and 2022, there were 8,750,000 Public Warrants and 442,500 Private Placement Warrants outstanding. The Public Warrants will become exercisable 30 days after the completion of a business combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the common stock issuable upon exercise of the warrants and a current prospectus relating to such common stock.

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

PHOENIX BIOTECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Level 3: Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

At December 31, 2023, the assets held in the Trust Account were held in money market funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. At December 31, 2022 there were no assets or liabilities measured at fair value.

December 31, 2023

	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money Market Funds	1	$8,436,311	—	—

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the financial statements were issued. Based upon this review, other than described below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

On January 3, 2024, the Company held a special meeting of stockholders (the “Third Special Meeting”). At the Third Special Meeting, the Company’s stockholders approved an amendment (the “Third IMTA Amendment”) to the IMTA, as amended by the First IMTA Amendment and the Second IMTA Amendment, and an amendment (the “Third Charter Amendment”) to the Charter, as amended by the First Charter Amendment and the Second Charter Amendment, to extend the business combination period up to three times for one month each time (the “Third Extension”).

In connection with the approval of the Third Extension, the Sponsor deposited $22,600 in the Trust Account, and holders of 11,625 Public Shares exercised redemption rights requiring the Company to make a series of payments of an aggregate of $128,133 for an aggregate $11.02 per redeemed share. As a result, following satisfaction of such redemptions, the Company had 6,234,582 shares of Class A common stock outstanding, of which (i) 753,332 were Public Shares, which were entitled to receive a pro rata portion of the remaining funds in the Company’s Trust Account in connection with its initial Business Combination, a liquidation or certain other events, (ii) 4,596,250 were Class A common stock issued upon the conversion of an equal number of shares of the Class B common stock, which did not have redemption rights, and (iii) 885,000 were Private Placement Shares, which did not have redemption rights. As a result of the deposit described above, such payments and accrual of interest, the balance in the trust account as of the last extension payment was approximately $8.4 million.

PHOENIX BIOTECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Business Combination

On February 5, 2024, the parties entered into Amendment No. 1 to the Business Combination Agreement to, among other things, (i) remove the minimum cash condition, (ii) modify the stock-price based milestones such that (a) the trading price condition for the First Level Earnout Target shall be reset from $12.50 to 125% of the reset Conversion Price of the Series A Preferred Stock and (b) the trading price condition for the Second Level Earnout Target shall be reset from $15.00 to 150% of the reset Conversion Price of the Series A Preferred Stock, and (iii) increase the aggregate number of shares of Class A common stock issuable to the stockholders of CERo in connection with the Business Combination from 4,651,704 shares to 5,000,000 shares. Such number of shares is in addition to up to 1,200,000 shares issuable upon satisfaction of certain earn-out conditions and 382,651 shares issuable upon exercise of rollover options or warrants.

On February 8, 2024, the Company held a special meeting of stockholders (the “Fourth Special Meeting”). At the Fourth Special Meeting, the Company’s stockholders adopted and approved (i) the Business Combination Agreement, pursuant to which Merger Sub merged with and into CERo, with CERo surviving as a wholly-owned subsidiary of the Company and approved the Business Combination and the other transactions and ancillary documents contemplated by and required for the Business Combination; (ii) on a non-binding advisory basis, certain changes to the Charter, including the name change to CERo Therapeutics Holdings, Inc., share authorizations, and others; (iii) the issuance of Class A common stock to CERo stockholders pursuant to the Business Combination Agreement; (iv) the election of five directors; and (v) the 2024 Equity Incentive Plan and the 2024 Employee Stock Purchase Plan, contingent of the consummation of the Business Combination.

In connection with the approval of the Business Combination, holders of 671,285 shares of Class A common stock, exercised redemption rights. As a result, following satisfaction of such redemptions, we had 5,563,297 shares of Class A common stock outstanding, of which (i) 82,047 were shares of Class A common stock issued to the public in our IPO, which shares of Class A common stock were entitled to receive a pro rata portion of the remaining funds in our Trust Account in connection with its initial business combination, a liquidation or certain other events, (ii) 4,596,250 were shares of Class A common stock issued upon the conversion of an equal number of shares of our Class B common stock acquired by Sponsor prior to our IPO, which shares of Class A common stock did not have redemption rights, and (iii) 885,000 were shares of Class A common stock included in the private placement units acquired in the private placement by the Sponsor and other investors concurrent with our IPO, which shares of Class A common stock did not have redemption rights. On February 14, 2024, we made a series of payments of an aggregate of $7,456,463.30 to holders of redeemed Class A common stock (an aggregate of $11.11 per redeemed share).

On February 13, 2024, the parties entered into Amendment No. 2 to the Business Combination Agreement to create two additional pools of earnout shares of Class A common stock, one pool of which contained 875,000 shares, which were fully vested at closing of the Business Combination and which were issued as an offset to the agreement by Sponsor to forfeit an offsetting number of shares, and one pool of which will contain 1,000,000 shares, which will be fully vested upon the achievement of certain regulatory milestone-based earnout targets and make certain other technical changes to the timing and process for issuance of the 1,200,000 shares of Class A common stock subject to the other earn-out conditions set forth in the Business Combination Agreement.

The Business Combination closed on February 14, 2024, at which time the following occurred:

1. Each outstanding share of the Company’s preferred stock was converted into the number of shares of Class A common stock calculated by dividing the liquidation preference by $10.00.

2. Each outstanding share of the Company’s common stock was converted into the number of shares of Class A common stock calculated by multiplying each share by the Exchange Ratio. The Exchange Ratio of 0.064452 was calculated by first subtracting the aggregate liquidation preference of outstanding preferred shares from $50 million, then dividing the result by the number of shares of the Company’s common stock outstanding and dividing by $10.00 per share.

3. Each holder of the Company’s common stock received a pro rata portion of up to 1.2 million Earnout Shares, 1,000,000 of which are subject to vesting upon the achievement of certain stock price-based earnout targets and 200,000 of which are subject to vesting upon a change of control, respectively.

4. Certain holders of the Company’s common stock received a pro rata portion of 875,000 Earnout Shares, which became fully vested upon the closing of the Business Combination.

5. Certain holders of the Company’s common stock received a pro rata portion of up to 1.0 million Earnout Shares, which are subject to vesting upon the Company’s filing an investigational new drug application (“IND”) with the FDA.

6. Each outstanding Company option was converted into an option to purchase a number of shares of Class A common stock, equal to the Company’s common shares underlying the option multiplied by the Exchange Ratio, at an exercise price per share equal to the Company option exercise price divided by the Exchange Ratio.

7. Each warrant to purchase CERo preferred stock was converted into a warrant to acquire a number of shares of Class A common stock obtained by dividing the warrant as-if-exercised liquidation preference by $10.00, with the exercise price equal to the total CERo warrant exercise amount divided by the number of shares of Class A common stock issuable upon exercise.

8. The CERo Notes automatically converted into shares of Series A Preferred Stock.

PHOENIX BIOTECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

PIPE Financing

In February 2024, New CERo consummated a private placement of 10,080 shares of New CERo Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), warrants to purchase 612,746 shares of Common Stock (the “Common Warrants”) and warrants to purchase 2,500 shares of Series A Preferred Stock (the “Preferred Warrants” and, together with the Common Warrants, the “PIPE Warrants”), pursuant to the Amended and Restated Securities Purchase Agreement, dated February 14, 2024, by and among the Company, CERo and certain accredited investors (the “Initial Investors”) for aggregate cash proceeds to New CERo of approximately $9.98 million. In April 2024, New CERo consummated a private placement of 626 shares of Series B convertible preferred stock, par value $0.0001 per share (“Series B Preferred Stock”), pursuant to the Securities Purchase Agreement, dated March 28, 2024, by and among New CERo and certain accredited investors (the “Additional Investors” and, together with the Initial Investors, the “PIPE Investors”), for aggregate cash proceeds to New CERo of approximately $0.5 million. A portion of such Series A Preferred Stock was issued as consideration for the cancellation of outstanding indebtedness or securities of the Company or CERo, including a promissory note of the Company and certain convertible bridge notes of CERo. Such transactions collectively are referred to as the “PIPE Financing.”

In connection with the PIPE Financing, New CERo entered into the PIPE Registration Rights Agreements with the PIPE Investors. The terms of the PIPE Registration Rights Agreements require New CERo to register the number of shares of common stock, par value $0.0001 per share (“Common Stock”) equal to the sum of (i) 200% of the maximum number of Common Stock issuable upon conversion of the Series A Preferred Stock and Series B Preferred Stock (assuming for purposes hereof that (w) all the Preferred Warrants have been exercised in full, (x) the Series A Preferred Stock and Series B Preferred Stock is convertible at the Alternate Conversion Price (as defined in the Series A Certificate of Designations and Series B Certificate of Designations) assuming an Alternate Conversion Date (as defined in the Series A Certificate of Designations and Series B Certificate of Designations) of such date of determination, and (y) any such conversion shall not take into account any limitations on the conversion of the Series A Preferred Stock and Series B Preferred Stock set forth in the Series A Certificate of Designations and the Series B Certificate of Conversions, respectively) and (ii) the maximum number of Warrant Common Shares issuable upon exercise of the Common Warrants (without taking into account any limitations on the exercise of the Common Warrants set forth therein). In addition, New CERo entered into a side letter with Keystone, pursuant to which New CERo agreed to make a payment of $1.0 million to Keystone, which amount reflects an original issue discount to Keystone, and to reimburse $150,000 of legal expenses incurred thereby. Additionally, the Company entered into a share reallocation agreement (the “Share Reallocation Agreement”) with the Sponsor and an institutional investor party thereto (a “Share Reallocation Investor”). Under the Share Reallocation Agreement, (i) the Share Reallocation Investor agreed to purchase an aggregate of 1,500 shares of Series A Preferred Stock for an aggregate purchase price of $1.5 million in accordance with the Securities Purchase Agreement, and (ii) the Sponsor agreed to forfeit an aggregate of 250,000 shares of Class A Common Stock held by the Sponsor for no additional consideration other than the commitments and undertakings of the Share Reallocation Investor made to the Company, in each case, on or promptly following the consummation of the Business Combination at the Closing.

Fee Modification

Prior to the close of the Business Combination, the Company entered into fee modification agreements with certain third-party vendors and service providers, pursuant to which such vendors received an aggregate of 1,629,500 shares of Common Stock in lieu of certain payments due to such vendors. As a result, the cash expenses payable at Closing were reduced by approximately $8.54 million.

In particular, the Company entered into a fee modification agreement with CCM, pursuant to which CCM forfeited such fees and the Company issued an aggregate of 1,200,000 shares of Common Stock, with 1,000,000 of such shares being subject to forfeiture unless New CERo conducts a capital-raising transaction within nine months of the Closing, pursuant to which New CERo shall issue and sell securities in an aggregate amount of at least $25.0 million, Affiliates of CCM have and manage investment vehicles with a passive investment in the Sponsor.

Equity Line of Credit – Keystone Capital Partners, LLC (“Keystone”)

On February 14, 2024, as a condition to the closing of the PIPE Financing, New CERo entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) with Keystone, pursuant to which New CERo may sell and issue, and Keystone is obligated to purchase, up to the lesser of (i) an aggregate of up to 2,977,070 shares of newly issued shares of Common Stock and (ii) the Exchange Cap (as defined below).

PHOENIX BIOTECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

As consideration for Keystone’s commitment to purchase shares of Common Stock pursuant to the Common Stock Purchase Agreement, at Closing, New CERo issued 119,050 shares of Common Stock to Keystone. In addition, New CERo has agreed to issue an additional $250,000 of shares of Common Stock to Keystone at each of the 90- and 180-day anniversaries of the effectiveness of the registration statement on Form S-1 with respect to the resale of the shares issuable pursuant to the Common Stock Purchase Agreement, with the number of such shares determined based upon the average of the daily VWAP (as defined below) for each of the five trading days immediately prior to such 90- or 180-day anniversary.

New CERo does not have a right to commence any sales of Common Stock to the Investor under the Common Stock Purchase Agreement until the time when all of the conditions to the New CERo’s right to commence sales of Common Stock to the Investor set forth in the Common Stock Purchase Agreement have been satisfied, including that a registration statement covering the resale of such shares is declared effective by the SEC and the final form of prospectus contained therein is filed with the SEC (the “Commencement Date”). Over the 36-month period from and after the Commencement Date, New CERo will control the timing and amount of any sales of Common Stock to Keystone. Actual sales of shares of Common Stock to Keystone under the Common Stock Purchase Agreement will depend on a variety of factors to be determined by New CERo from time to time, including, among others, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding and New CERo’s operations.

At any time from and after the Commencement Date, on any business day on which the closing sale price of the Common Stock is equal to or greater than $1.00 (the “Purchase Date”), New CERo may direct Keystone to purchase a specified number of shares of Common Stock (a “Fixed Purchase”) not to exceed 10,000 shares at a purchase price equal to the lesser of 90% of (i) the daily volume weighted average price (the “VWAP”) of the Common Stock for the five trading days immediately preceding the applicable Purchase Date for such Fixed Purchase and (ii) the closing price of a share of Common Stock on the applicable Purchase Date for such Fixed Purchase during the full trading day on such applicable Purchase Date.

In addition, at any time from and after the Commencement Date, on any business day on which the closing sale price of the Common Stock is equal to or greater than $1.00 and such business day is also the Purchase Date for a Fixed Purchase of the maximum allowable amount of shares of Common Stock (the “VWAP Purchase Date”), New CERo may also direct Keystone to purchase, on the immediately following business day, an additional number of shares of Common Stock in an amount up to a defined limit at a purchase price equal to the lesser of 90% of (i) the closing sale price of the Common Stock on the applicable VWAP Purchase Date and (ii) the VWAP during the VWAP Purchase Date between the opening of trading and the purchase termination time. At any time from and after the Commencement Date, on any business day that is also the VWAP Purchase Date for a VWAP Purchase, New CERo may also direct Keystone to purchase, on such same business day, an additional number of shares of Common Stock in an amount up to a defined limit (an “Additional VWAP Purchase”) at a purchase price equal to the lesser of 90% of (i) the closing sale price of the Common Stock on the applicable Additional VWAP Purchase Date and (ii) the VWAP during the measurement time on the Additional VWAP Purchase Date.

In no event shall New CERo issue to Keystone under the Common Stock Purchase Agreement more than 19.99% of the total number of shares of Common Stock outstanding immediately prior to the execution of the Common Stock Purchase Agreement (the “Exchange Cap”), unless (i) the Company obtains the approval of the issuance of such shares by its stockholders in accordance with the applicable stock exchange rules or (ii) sales of Common Stock are made at a price equal to or in excess of the lower of (A) the closing price immediately preceding the delivery of the applicable notice to the Investor and (B) the average of the closing prices of the Common Stock for the five business days immediately preceding the delivery of such notice (in each case plus an incremental amount to take into account the Commitment Shares, such that the sales of such Common Stock to Keystone would not count toward the Exchange Cap because they are “at market” under applicable stock exchange rules.

Concurrent with the execution of the Common Stock Purchase Agreement, the Company entered into a registration rights agreement with Keystone (the “ELOC Registration Rights Agreement”), pursuant to which New CERo agreed to provide Keystone with customary registration rights related to the shares issued under the ELOC Registration Rights Agreement.

Equity Line of Credit – Arena Business Solutions Global SPC II, Ltd (“Arena”)

On February 23, 2024, New CERo entered into a purchase agreement (the “Purchase Agreement”) with Arena, under which Arena has committed to purchase up to $25 million (the “Commitment Amount”) of New CERo’s shares of Common Stock, subject to the satisfaction of the conditions in the Purchase Agreement.

PHOENIX BIOTECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Such sales of Common Stock, if any, will be subject to certain limitations, and may occur from time to time at New CERo’s sole discretion over the period commencing on the termination of the Common Stock Purchase Agreement and expiring approximately 36 months following such termination, provided that a Registration Statement (as defined below) is and remains effective, and the other conditions set forth in the Purchase Agreement are satisfied. New CERo will control the timing and amount of any sales of Common Stock to Arena. Actual sales of shares of Common Stock to Arena under the Purchase Agreement will depend on a variety of factors to be determined by New CERo from time to time, including, among others, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding and New CERo’s operations.

On any trading day, New CERo may direct Arena to purchase amounts of its Common Stock up to the Commitment Amount. The maximum amount that the Company may specify in any one Advance Notice is equal to: (A) if the Advance Notice is received by 8:30 a.m. Eastern time, then the maximum amount that the Company may specify is equal to the lesser of (i) an amount equal to 60% of the average Daily Value Traded of the Common Stock on the ten trading days immediately preceding such Advance Notice, or (ii) $20.0 million; and (B) if the Advance Notice is received after 8:30 a.m. Eastern time but prior to 10:30 a.m. Eastern time, then the maximum amount that the Company may specify in an Advance Notice is equal to the lesser of: (i) an amount equal to 30% of the average Daily Value Traded of the Common Stock on the ten trading days immediately preceding such Advance Notice, or (ii) $15.0 million. For these purposes, “Daily Value Traded” is the product obtained by multiplying the daily trading volume of New CERo Common Stock on Nasdaq during regular trading hours by the VWAP for that trading day.

Under the applicable rules of Nasdaq and the Purchase Agreement, New CERo will not sell or issue to Arena shares of Common Stock, inclusive of the Commitment Fee Shares (as defined below), in excess of the Exchange Cap, unless the Company obtains stockholder approval to issue shares of Common Stock in excess of the Exchange Cap. In any event, New CERo may not issue or sell any shares of Common Stock under the Purchase Agreement if such issuance or sale would breach any applicable Nasdaq rules.

The Purchase Agreement also prohibits the Company from directing Arena to purchase any shares of Common Stock if those shares, when aggregated with all other shares of Common Stock then beneficially owned by Arena and its affiliates as a result of purchases under the Purchase Agreement, would result in Arena and its affiliates having beneficial ownership of more than the 4.99% of the then-outstanding Common Stock.

The purchase price of the shares of Common Stock will be equal to 90% of the lower of (i) the closing sale price of the Common Stock on the purchase date (ii) VWAP of the Common Stock during the purchase date and (iii) the arithmetic average of the three lowest closing prices of the Common Stock during the ten consecutive trading days ending on the trading day immediately preceding the purchase date.

As consideration for Arena’s irrevocable commitment to purchase Common Stock upon the terms of the Purchase Agreement, New CERo agreed to issue a number of shares of Common Stock (the “Commitment Fee Shares”) equal to 500,000 divided by the simple average of the daily VWAP of the Common Stock during the five trading days immediately preceding the effectiveness of the registration statement with respect to the resale by Keystone of the shares of Common Stock issuable pursuant to the Common Stock Purchase Agreement (the “Registration Statement”). In addition, New CERo has granted Arena customary registration rights related to the shares issued under the Purchase Agreement, and has agreed to include the resale by Arena of the Commitment Fee Shares on the Registration Statement.