Form 10-Q
period 2024-03-31
CERO THERAPEUTICS HOLDINGS, INC.
filed 2024-05-17
CIK 1870404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File No. 001-40877

CERO THERAPEUTICS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-1088814
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Haskins Way, Suite 230, South San Francisco, CA 94080

(Address of Principal Executive Offices, including zip code)

(215) 731-9450

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CERO	NASDAQ Global Market
Warrants, each whole warrant exercisable for one share of Common Stock	CEROW	NASDAQ Global Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of May 10, 2024, there were 15,062,258 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

CERO THERAPEUTICS HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

TABLE OF CONTENTS

		Page
PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets as of March 31, 2024 (Successor) and December 31, 2023 (Predecessor)	1
	Condensed Consolidated Statement of Operations for the periods from February 14, 2024 through March 31, 2024 (Successor), the period from January 1, 2024 through February 13, 2024 (Predecessor) and for the Three Months Ended March 31, 2023 (Predecessor)	2
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit Stockholders’ Deficit for the periods from February 14, 2024 through March 31, 2024 (Successor), the period from January 1, 2024 through February 13, 2024 (Predecessor) and for the Three Months Ended March 31, 2023 (Predecessor)	3
	Condensed Consolidated Statements of Cash Flows for the periods from February 14, 2024 through March 31, 2024 (Successor), the period from January 1, 2024 through February 13, 2024 (Predecessor) and for the Three Months Ended March 31, 2023 (Predecessor)	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30
Item 4.	Controls and Procedures	30

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	31
Item 6.	Exhibits	32

SIGNATURES		33

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, drug candidates, planned preclinical studies and clinical trials, results of preclinical studies, clinical trials, research and development (“R&D”) costs, regulatory approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

●	our financial performance;

●	our ability to obtain additional cash and the sufficiency of our existing cash, cash equivalents and marketable securities to fund our future operating expenses and capital expenditure requirements, including the development and, if approved, commercialization of our product candidates;

●	our ability to realize the benefits expected from the business combination (the “Merger”) pursuant to the Business Combination Agreement, dated as of June 4, 2023, as amended from time to time (as amended, the “Business Combination Agreement”), by and among CERo Therapeutics, Inc. (“Predecessor”), Phoenix Biotech Acquisition Corp. (“PBAX”) and PBCE Merger Sub, Inc. (“Merger Sub”);

●	successfully defend litigation that may be instituted against us in connection with the Merger;

●	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;

●	the scope, progress, results and costs of developing CER-1236 or any other product candidates we may develop, and conducting preclinical studies and clinical trials;

●	the timing and costs involved in obtaining and maintaining regulatory approval of CER-1236 or any other product candidates we may develop, and the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations or accelerated approvals for our drug candidates for various indications;

●	current and future agreements with third parties in connection with the development and commercialization of CER-1236 or any other future product candidate;

●	our ability to advance product candidates into and successfully complete clinical trials;

●	the ability of our clinical trials to demonstrate the safety and efficacy of CER-1236 and any other product candidates we may develop, and other positive results;

●	the size and growth potential of the markets for our product candidates, and its ability to serve those markets;

●	the rate and degree of market acceptance of our product candidates;

●	our plans relating to commercializing CER-1236 and any other product candidates we may develop, if approved, including the geographic areas of focus and our ability to grow a sales team;

●	the success of competing drugs, therapies or other products that are or may become available;

●	developments relating to our competitors and our industry, including competing product candidates and therapies;

●	our plans relating to the further development and manufacturing of CER-1236 and any other product candidates we may develop, including additional indications that we may pursue for CER-1236 or other product candidates;

●	existing regulations and regulatory developments in the United States and other jurisdictions;

●	our potential and ability to successfully manufacture and supply CER-1236 and any other product candidates we may develop for clinical trials and for commercial use, if approved;

ii

●	the rate and degree of market acceptance of CER-1236 and any other product candidates we may develop, as well as the pricing and reimbursement of CER-1236 and any other product candidates we may develop, if approved;

●	our expectations regarding our ability to obtain, maintain, protect and enforce intellectual property protection for CER-1236 and for any other product candidate;

●	our ability to operate its business without infringing, misappropriating or otherwise violating the intellectual property rights of third parties;

●	our ability to realize the anticipated benefits of any strategic transactions;

●	our ability to attract and retain the continued service of our key personnel and to identify, hire, and then retain additional qualified personnel and our ability to attract additional collaborators with development, regulatory and commercialization expertise;

●	our ability to maintain proper and effective internal controls;

●	the ability to obtain or maintain the listing of our Common Stock and public warrants on the NASDAQ Stock Market;

●	the impact of macroeconomic conditions and geopolitical turmoil on our business and operations;

●	our expectations regarding the period during which we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012 and as a smaller reporting company under the federal securities laws; and

●	our anticipated use of our existing cash, cash equivalents and marketable securities.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” and elsewhere in this Quarterly Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein until after we distribute this Quarterly Report, whether as a result of any new information, future events or otherwise.

 In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

This Quarterly Report includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this Quarterly Report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and tradenames.

Unless the context otherwise requires, all references herein to “we,” “us,” or “our” refer to the business and operations of CERo Therapeutics Holdings, Inc. (“Successor” or the “Company”). CERo Therapeutics, Inc. prior to consummation of the Merger is referred to as “Predecessor”. “PBAX” refers to Phoenix Biotech Acquisition Corp.

iii

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

CERO THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024 (Successor)	December 31, 2023 (Predecessor)
	(unaudited)
ASSETS

Cash, restricted cash, and cash equivalents	$4,593,103	$1,601,255
Other receivables	162,057	-
Prepaid expenses and other current assets	746,045	368,780
Total current assets	5,501,205	1,970,035

Deferred offering costs	683,345	-
Operating lease right-of-use assets	2,015,047	2,189,565
Property and equipment, net	853,059	966,702
Total assets	$9,052,656	$5,126,302

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Accounts payable	$7,059,695	$1,671,745
Accrued liabilities	294,343	144,633
Common stock subscription deposit	-	1,875
Operating lease liability	794,893	769,092
Short-term notes payable, net	402,514	599,692
Earnout liability	3,100,000	-
Common stock warrant liability	-	320,117
Total current liabilities	11,651,445	3,507,154

Advance from shareholder	13,723	-
Operating lease liability, net of current portion	1,366,585	1,575,499
Total liabilities	13,031,753	5,082,653

Commitments and contingencies
Convertible preferred stock, $0.0001 par value per share, issuable in series:
Series Seed: 5,155,703 shares authorized, issued and outstanding at December 31, 2023; aggregate liquidation preference of $4,154,981 at December 31, 2023	-	4,077,560
Series A: 24,614,402 shares authorized, 22,764,764 shares issued and outstanding at December 31, 2023; aggregate liquidation preference of $39,999,967 at December 31, 2023	-	38,023,784
Total convertible preferred stock	-	42,101,344

Stockholders’ deficit
Series A Convertible Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 10,039 issued and outstanding at March 31, 2024	8,937,852	-
Series B Convertible Preferred stock, $0.0001 par value; 626 shares authorized; 626 issued and outstanding at March 31, 2024	500,000	-
Class A common stock; $0.0001 par value; 60,000,000 shares authorized; 14,706,847 shares issued and outstanding	1,452	-
Class B common stock; $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 45,350,000 shares authorized, 9,068,899 shares issued and outstanding at December 31, 2023	-	907
Additional paid-in capital	53,994,723	1,031,219
Stock subscription receivable	(2,500,000)	-
Accumulated deficit	(64,913,124)	(43,089,821)
Total stockholders’ deficit	(3,979,097)	(42,057,695)
Total liabilities, convertible preferred stock and stockholders’ deficit	$9,052,656	$5,126,302

See accompanying notes to the consolidated financial statements.

CERO THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the period from February 14, 2024 through March 31, 2024	For the period from January 1, 2024 through February 13, 2024	For the Three months ended March 31, 2023
	(Successor)	(Predecessor)	(Predecessor)
Operating expenses:
Research and development	$904,015	$764,192	$1,799,996
General and administrative	2,750,922	132,941	638,350
Total operating expenses	3,654,937	897,133	2,438,346
Loss from operations	(3,654,937)	(897,133)	(2,438,346)

Gain from settlement of liabilities with vendor	141,888	-	-
Change in fair value of derivative liabilities	1,800,000	320,117	-
Interest expense, net	(14,434)	4,805	16
Total other income	1,927,454	324,922	16

Net loss	$(1,727,483)	$(572,211)	$(2,438,330)
Net loss per share:
Basic and diluted	$(0.12)	$(0.06)	$(0.27)

Shares used in computing net loss per share:
Basic and diluted	14,112,530	9,068,899	9,059,732

See accompanying notes to the consolidated financial statements.

CERO THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED
STOCK AND STOCKHOLDERS’ DEFICIT
(Unaudited)

	Convertible Preferred Stock						Additional		Total
	Series Seed		Series A		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022 (Predecessor)	5,155,703	4,077,560	22,764,764	38,023,784	9,044,733	904	928,560	(35,800,244)	(34,870,780)
Issuance of common stock from exercise of stock options	-	-	-	-	16,666	2	5,165	-	5,167
Stock based compensation expense	-	-	-	-	-	-	28,144	-	28,144
Net loss	-	-	-	-	-	-	-	(2,438,330)	(2,438,330)
Balance at March 31, 2023 (Predecessor)	5,155,703	$4,077,560	22,764,764	$38,023,784	9,061,399	$906	$961,869	$(38,238,574)	(37,275,799)

	Convertible Preferred Stock						Additional		Total
	Series Seed		Series A		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023 (Predecessor)	5,155,703	$4,077,560	22,764,764	$38,023,784	9,068,899	$907	$1,031,219	$(43,089,821)	$(42,057,695)
Stock based compensation expense	-	-	-	-	-	-	4,431	-	4,431
Net loss	-	-	-	-	-	-	-	(572,211)	(572,211)
Balance at February 13, 2024 (Predecessor)	5,155,703	$4,077,560	22,764,764	$38,023,784	9,068,899	907	1,035,650	(43,662,032)	(42,625,475)

	Convertible Preferred Stock				Series A		Additional
	Series A		Series B		Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	subscription	Deficit	Total
Balance at February 14, 2024 (Successor)	10,039	8,937,852	-	-	14,531,847	1,452	53,898,434	(2,000,000)	(63,185,641)	$(2,347,903)
Issuance of Series B shares sold to investors	-	-	626	500,000	-	-	-	(500,000)	-	-
Stock-based compensation	-	-	-	-	-	-	96,289		-	96,289
Net loss	-	-	-	-	-	-	-		(1,727,483)	(1,727,483)
Balance at March 31, 2024 (Successor)	10,039	$8,937,852	626	$500,000	14,531,847	$1,452	$53,994,723	$(2,500,000)	$(64,913,124)	$(3,979,097)

See accompanying notes to the consolidated financial statements.

CERO THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	For the period from February 14, 2024 through March 31, 2024 (Successor)	For the period from January 1, 2024 through February 13, 2024 (Predecessor)	For the Three months ended March 31, 2023 (Predecessor)
Cash flows from operating activities:	$(1,727,483)	$(572,211)	$(2,438,330)
Net loss
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from settlement of liabilities with vendor	(141,888)	-	-
Depreciation expense	76,287	37,356	115,388
Stock-based compensation	96,289	4,431	28,144
Amortization of right-to-use operating lease asset	58,659	115,859	158,196
Amortization of debt discount	-	(1,875)	-
Gain on revaluation of derivative liability	(1,800,000)	(320,117)	36,657
Change in assets and liabilities:
Prepaid expenses and other current assets	(670,064)	142,687	90,100
Accounts payable	(414,916)	128,429	477,677
Accrued liabilities	141,982	(50,370)	255,350
Operating lease liability	(61,524)	(121,589)	(159,860)
Net cash used in operating activities	(4,442,658)	(637,400)	(1,436,678)

Cash flows from financing activities:
Proceeds from the exercise of stock options	-	-	5,167
Proceeds from issuance of Series A Preferred Stock	6,755,698	-	-
Advances from shareholder	13,731	-	-
Payment of sponsor loans	(19,715)	-	-
Net proceeds from short term borrowings	408,052	-	-
Net cash provided by financing activities	7,157,766	-	5,167
Net increase (decrease) in cash and cash equivalents	2,715,108	(637,400)	(1,431,511)
Cash and cash equivalents at beginning of period	1,877,995	1,601,255	6,819,564
Cash and cash equivalents at end of period	$4,593,103	$963,855	$5,388,053

Non-cash financing activities:
Issuance of common shares to Keystone Capital LLC for equity line of credit	$633,345	$-	$-
Issuance of Series B shares under subscription agreements	$500,000	$-	$-

See accompanying notes to the consolidated financial statements.

CERO THERAPEUTICS HOLDINGS, INC.
Notes to Condensed CONSOLIDATED Financial Statements

Nature of Operations – CERo Therapeutics Holdings, Inc. F/K/A Phoenix Biotech Acquisition Corp. (NASDAQ: PBAX, “PBAX”) was incorporated in Delaware on June 8, 2021. PBAX was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (a “business combination”).

Business Combination Agreement - On June 6, 2023, CERo Therapeutics, Inc. (“Predecessor”), which was incorporated in Delaware on September 23, 2016, and based in South San Francisco, California, entered into a Business Combination Agreement and Plan of Reorganization (the “BCA”) with PBCE Merger Sub, Inc., a wholly-owned subsidiary of PBAX, and PBAX, with the surviving operating entity being named CERo Therapeutics Holdings, Inc. (“Successor” or the “Company”), and such transaction, the Merger.

The Company is focused on genetically engineering human immune cells to fight cancer. The Predecessor focused on developing the CERo therapeutic platform and had not yet begun clinical development or product commercialization. the Company’s efforts will focus on continued product development, including clinical development, to support regulatory approval to commercialize and subsequent product commercialization.

The BCA was amended on February 5, 2024 and again on February 13, 2024. The Merger closed on February 14, 2024 (the “Closing”), at which time the following occurred:

1.	Each outstanding share of Predecessor’s Preferred Stock was converted into 4,415,495 shares of Common Stock, par value $0.0001 per share (the “Common Stock”), valued at $21,635,926.

2.	Each outstanding share of Predecessor’s common stock was converted into 584,505 of shares of Common Stock, valued at $2,864,074.

3.	Each holder of Predecessor’s common stock received a pro rata portion of up to 1.2 million earnout shares of restricted Common Stock (the “BCA Earnout shares”), valued at $5,880,000, 1,000,000 of which are subject to vesting upon the achievement of certain stock price-based earnout targets and 200,000 of which are subject to vesting upon a change of control, respectively.

4.	Certain holders of Predecessor’s common stock received a pro rata portion of 875,000 earnout shares of Common Stock (the “Reallocation shares”), valued at $4.29 million, which became fully vested upon the Closing.

5.	Certain holders of Predecessor’s common stock and convertible bridge notes received a pro rata portion of 1.0 million earnout shares (the “IND Earnout shares”) of restricted Common Stock, valued at $4,900,000, which are subject to vesting upon the Company’s filing an investigational new drug (“IND”) application with the Food and Drug Administration (“FDA”). A corresponding 1,000,000 shares of Common Stock held by Phoenix Biotech Sponsor, LLC (the “Sponsor”) were restricted. Upon the filing of an IND application with the FDA, the restrictions upon such shares of Common Stock held by Predecessor’s stockholders and bridge note investors will be removed, and the shares of Common Stock held by the Sponsor will be retired. Should the Company fail to file an IND with the FDA, the shares of Common Stock issued to such Predecessor stockholders and bridge note investors will be retired and the restrictions on the Sponsor’s Common Stock will be removed.

6.	Each outstanding Predecessor option was converted into an option to purchase a number of shares of Common Stock, equal to the Predecessor’s common stock underlying the option multiplied by the Exchange Ratio, at an exercise price per share equal to Predecessor option exercise price divided by the Exchange Ratio.

7.	Each warrant to purchase the Predecessor’s preferred stock was converted into a warrant to acquire a number of shares of Common Stock obtained by dividing the warrant as-if-exercised liquidation preference by $10.00, with the exercise price equal to the total Predecessor warrant exercise amount divided by the number of shares of Common Stock issuable upon exercise.

8.	The Predecessor’s bridge notes automatically converted into shares of the Company’s Series A preferred stock, par value $0.0001 per share (the “Series A Preferred Stock”), at a conversion price equal to $750 per share of Series A Preferred Stock.

The Company issued, transferred from the Sponsor, or reserved for issuance an aggregate of 8.4 million shares of Common Stock to the holders of Predecessor common stock and Predecessor preferred stock or reserved for issuance upon exercise of rollover (from Predecessor to Successor) options and warrants as consideration in the Merger.

Asset Acquisition Method of Accounting - The Merger was accounted for using the asset acquisition method in accordance with U.S. GAAP. Under this method of accounting, PBAX was considered to be the accounting acquirer based on the terms of the Merger. Upon consummation of the Merger, the cash on hand resulted in the equity at risk being considered insufficient for Predecessor to finance its activities without additional subordinated financial support. Therefore, Predecessor was considered a Variable Interest Entity (“VIE”) and the primary beneficiary of Predecessor was treated as the accounting acquirer. PBAX holds a variable interest in Predecessor and owns 100% of Predecessor’s equity. PBAX was considered the primary beneficiary as it has the decision-making rights that gives it the power to direct the most significant activities. Also, PBAX retained the obligation to absorb the losses and/or receive the benefits of Predecessor that could have potentially been significant to Predecessor. The Merger was accounted for as an asset acquisition as substantially all of the fair value was concentrated in IPR&D, an intangible asset. Predecessor’s assets (except for cash) and liabilities were measured at fair value as of the transaction date. Consistent with authoritative guidance on the consolidation of a VIE that is not considered a business, differences in the total purchase price and fair value of assets and liabilities are recorded as a gain or loss to the condensed consolidated statement of operations. The loss reflected below on the consolidation of the VIE is reflected “on the line” (defined below) in the Company’s opening accumulated deficit.

Costs incurred in obtaining technology licenses are charged to research and development expense as IPR&D if the technology licensed has not reached technological feasibility and has no alternative future use. The IPR&D recorded at the Closing of $45.6 million is reflected “on the line” in the Company’s opening accumulated deficit. To estimate the value of the acquired IPR&D, the Company used the avoided cost method, which calculates a present value of a 45% return on research and development effort applied to research and development expenditures over the life of Predecessor. The determination of the fair value requires management to make a significant estimate of the return on research and development expenditures. Changes in these assumptions could have a significant impact on the fair value of the IPR&D. The estimate of the return on research and development expenditures was based on multiple published studies analyzing actual returns of research and development expenditures.

The following is a summary of the purchase price calculation (unaudited).

Number of shares of Common Stock	5,000,000
Multiplied by PBAX’s share price, as of the Closing	$5.85
Total	$29,250,000
Fair value of PBAX founder’s shares converted to shares of Common Stock and transferred to Predecessor stockholders	$5,118,750
Fair value of contingent Common Stock consideration	$12,870,000
Total Common Stock consideration	$47,238,750
Assumed liabilities	3,311,153
Total purchase price	$50,549,903

The allocation of the purchase price was as follows (unaudited, in thousands).

Cash	$963,855
Net working capital (excluding cash and cash equivalents)	(1,819,514)
Fixed assets	929,346
Acquired in-process research and development	45,640,000
Net assets acquired	45,713,687
Loss on consolidation of VIE	4,836,216
Total purchase price	50,549,903

In connection with the Merger, the transactions that occurred concurrently with the closing date of the Merger were reflected “on the line”. “On the line” describes those transactions triggered by the consummation of the Merger that are not recognized in the consolidated financial statements of the Predecessor nor the Company as they are not directly attributable to either period but instead were contingent on the Merger. The opening cash balance in the condensed consolidated statement of cash flow of $1.88 million consists of $0.92 million from PBAX and $0.96 million from Predecessor. The number of shares of Common Stock issued and amounts recorded on the line within stockholders’ deficit are reflected below to arrive at the opening consolidated balance sheet of the Company.

	Convertible Preferred Stock		Series A		Additional
	Series A		Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	subscription	Deficit	Total
PBAX Closing Equity as of February 13, 2024	-	$-	5,481,250	$547		$-	$(12,709,426)	$(12,708,879)
Forfeiture of founders shares	-	-	(875,000)	(88)	88	-	-	-
Adjusted shares outstanding	-	-	4,606,250	459	88	-	(12,709,426)	12,708,879)
Shares issued as consideration in the Merger	-	-	8,075,000	808	47,237,942	-	-	47,238,750
Loss on VIE consolidation	-	-	-	-	-	-	(4,836,215)	(4,836,215)
Expense IPR&D	-	-	-	-	-	-	(45,640,000)	(45,640,000)
Reclassification of public shares	-	-	82,047	8	911,349	-	-	911,357
Issuance of common stock as payment to vendors	-	-	1,649,500	165	3,182,385	-	-	3,182,550
Elimination of deferred underwriting fees	-	-	-	-	5,690,000	-	-	5,690,000
Reclassification of earnout liability	-	-	-	-	(4,900,000)	-	-	(4,900,000)
Conversion of CERo bridge notes and accrued interest into Series A preferred stock	630	627,154	-	-	-	-	-	627,154
Conversion of working capital loan into Series A preferred stock	1,555	1,555,000	-	-	-	-	-	1,555,000
Issuance of Series A shares sold to investors	7,854	6,755,698	-	-	(856,663)	-	-	5,899,035
Issuance of Series A Warrants	-	-	-	-	2,000,000	(2,000,000)	-	-
Issuance of common shares to Keystone Capital LLC for equity line of credit	-	-	119,050	12	633,333	-	-	633,345
Opening Equity at February 14, 2024 (Successor)	10,039	8,937,852	14,531,847	1,452	53,898,434	(2,000,000)	(63,185,641)	(2,347,903)

Going concern – The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital to fund its research and development (“R&D”) activities and meet its obligations on a timely basis. As of March 31, 2024, the Company reported $4.6 million of cash and accumulated deficit of $64.9 million. Additional funds are necessary to maintain current operations and to continue R&D activities. The Company expects to seek additional funding in the form of equity financings or debt, however, there can be no assurance that sufficient funding will be available to allow the Company to successfully continue its R&D activities and planned regulatory filings with the Food and Drug Administration (“FDA”). If the Company is unable to obtain necessary funds, significant reductions in spending and the delay or cancellation of planned activities may be necessary. These actions would have a material adverse effect on the Company’s business, results of operations, and prospects. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements are issued. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Risks and uncertainties – The Company is subject to all of the risks inherent in an early-stage biotechnology company. These risks include, but are not limited to, limited management resources, intense competition, and dependence upon the availability of cash to sustain operations. The Company’s operating results may be materially affected by the foregoing factors.

The Company’s research also requires approvals from the FDA prior to beginning clinical trials and prior to product commercialization. There can be no assurance that the Company’s current ongoing research and future clinical development will result in the granting of these required approvals. If the Company is denied such approvals or such approvals are substantially delayed, they could have a material adverse effect upon the Company’s future financial results and cash flows.

NOTE 2 – Significant Accounting Policies

Basis of presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

On February 14, 2024, the Company completed the Merger with CERo Therapeutics, Inc., with CERo Therapeutics, Inc., surviving the Merger as a wholly-owned subsidiary of the Company, the accounting acquirer. The transaction was accounted for as a forward Merger asset acquisition.

Unless the context otherwise requires, the “Company,” for periods prior to the Closing, refers to CERo Therapeutics, Inc. (“Predecessor”), and for the periods after the Closing, refers to CERo Therapeutics Holdings, Inc. (“Successor” or the “Company”). As a result of the Merger, the results of operations, financial position and cash flows of the Predecessor and the Company are not directly comparable. CERo Therapeutics, Inc. was deemed to be the predecessor entity. Accordingly, the historical financial statements of CERo Therapeutics, Inc. became the historical financial statements of the combined Company, upon the consummation of the Merger. As a result, the financial statements included in this report reflect (i) the historical operating results of CERo Therapeutics, Inc. prior to the Merger and (ii) the combined results of the Company, CERo Therapeutics Holdings, Inc., following the Closing. The accompanying unaudited condensed consolidated financial statements include a Predecessor period, which includes the period through February 13, 2024 concurrent with the Merger, and a Successor period from February 14, 2024 through March 31, 2024. A black line between the Successor and Predecessor periods has been placed in the condensed consolidated financial statements and in the tables to the notes to the condensed consolidated financial statements to highlight the lack of comparability between these two periods.

Use of estimates- The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses incurred during the reporting period. Items subject to such estimates and assumptions include the estimates of the fair values of acquired in-process research and development, convertible preferred stock, Common Stock, and earnout share liability, stock-based compensation expense, the present value of right-to-use assets and lease liabilities, and the valuation allowance associated with deferred tax assets. Actual results could differ from those estimates.

Cash, restricted cash, and cash equivalents – the Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents. As of March 31, 2024 for the Company and December 31, 2023 for Predecessor, cash and cash equivalents consist of cash deposited with banks, including a money market sweep account. Restricted cash for Predecessor and the Company consists of $79,756 held on account by a financial institution as collateral for a demand letter of credit issued as a real estate security deposit.

Concentration of credit risk – Financial instruments that potentially subject the Company to credit risk consist primarily of cash, restricted cash, and cash equivalents. The Company’s cash, restricted cash, and cash equivalents are on deposit with two financial institutions that management believe are of sufficiently high credit quality. Deposits at any of the Company’s financial institutions may, at times, exceed federal insured limits.

Property and equipment – Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years or the remaining lease term for leasehold improvements, if shorter. Expenditures for repairs and maintenance are charged to expense as incurred. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in the statements of operations.

Impairment of long-lived assets – The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. Through March 31, 2024, the Predecessor and the Company have not experienced any impairment losses on its long-lived assets.

Leases – The Company determines if an arrangement is, or contains, a lease at inception. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term using the Company’s incremental borrowing rate applicable to the underlying asset unless the implicit rate is readily determinable. The Company determines the lease term as the noncancellable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with a term of 12 months or less are not recognized on the balance sheets.

Certain leases include variable lease costs to reimburse the lessor for real estate tax and insurance expenses, and certain non-lease components that transfer a distinct service to the Lessee, such as common area maintenance services. The Company has elected to separate the accounting for fixed lease components and variable and non-lease components for real estate and equipment leases. The variable lease costs are recorded on the consolidated statement of operations as rent expense, within general and administrative expenses. The Company has no financing leases.

Derivative Financial Instruments- The Company evaluates financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Fair value measurements – Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the assumptions that market participants would use in pricing an asset or liability (the inputs) are based on a tiered fair value hierarchy consisting of three levels, as follows:

Level 1	–	Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2	–	Inputs (other than quoted prices included in Level 1) that are either directly or indirectly observable for the asset or liability. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3	–	Unobservable inputs for which there is little or no market data and which require the Company to develop its own assumptions about how market participants would price the asset or liability. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The carrying amounts of cash, restricted cash, and cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate fair value due to their relatively short-term maturities.

Research and development – R&D costs consist primarily of salaries and benefits, including stock-based compensation, occupancy, materials and supplies, contracted research, consulting arrangements, and other expenses incurred in the pursuit of R&D programs. R&D costs are expensed as incurred.

Stock-based compensation – The Company periodically issues   Common Stock and stock options to officers, directors, and consultants for services rendered. The Company accounts for stock-based compensation as measured at grant date, based on the fair value of the award. The Company uses a Black-Scholes option pricing model (“Black-Scholes”) to estimate option award fair value, which requires the input of subjective assumptions, including the expected volatility of the Company’s Common Stock, expected risk-free interest rate, and the option’s expected life. The Company also evaluates the impact of modifications made to the original terms of equity awards when they occur. The fair value of restricted stock awards is based upon the share price of the Common Stock on the date of grant.

The fair value of equity awards that are expected to vest is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense is recognized net of actual forfeitures when they occur, as an increase to additional paid-in capital in the condensed consolidated balance sheets and in research and development or, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. All stock-based compensation costs are recorded in the condensed consolidated statements of operations based upon the underlying employee’s role within the Company.

Income taxes – The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company follows tax accounting requirements for the recognition, measurement, presentation, and disclosure in the financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return. No liability related to uncertain tax positions is recorded in the financial statements. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of income tax expense, as necessary. The Company has not recorded any interest or penalties associated with income tax since inception. Tax years subsequent to 2020 are subject to examination by federal and state authorities.

NOTE 3 – NET LOSS PER SHARE OF COMMON STOCK

The accounting standards require the presentation of both basic and diluted earnings per share on the face of the statements of operations. The Company’s basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period. If there are dilutive securities, diluted income per share is computed by including Common Stock equivalents which includes shares issuable upon the exercise of stock options, warrants, and conversion of preferred stock into shares of Common Stock, net of any shares assumed to have been purchased with the proceeds, using the treasury stock method. In periods for which the Company reports a net loss, the Common Stock equivalents are not included, as they would be anti-dilutive.

The following table summarizes the number of shares of Common Stock issuable upon conversion or exercise, as applicable, of convertible securities, and warrants that were not included in the calculation of diluted net loss per share because such shares are antidilutive:

	For the period from February 14, 2024 through	For the period from January 1, 2024 through	For the Three months ended
	March 31, 2024	February 13, 2024	March 31, 2023
	(Successor)	(Predecessor)	(Predecessor)
Conversion of convertible preferred stock issued and outstanding	1,054,100	27,920,467	27,920,467
Conversion of convertible preferred stock underlying convertible preferred stock warrants	237,400	1,849,638	1,849,638
Exercise of common warrants into common stock	10,160,249	-	-
Common stock reserved for employee stock option plan (ESPP)	527,182	-	-
Common stock underlying outstanding options	4,619,425	782,499	902,000
	16,598,356	30,552,604	30,672,105

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	March 31, 2024	December 31, 2023
	(Successor)	(Predecessor)
Laboratory equipment	$2,507,839	$2,507,839
Computers	38,323	38,323
Furniture	8,429	8,429
Less: Accumulated depreciation	(1,701,532)	(1,587,889)
	$853,059	$966,702

Depreciation expense for the period from February 14, 2024 through March 31, 2024 for Successor was $76,287. Predecessor depreciation expense for the period January 1, 2024 through February 13, 2024 and for the three months ended March 31, 2023 was $37,356 and $115,388, respectively.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following3

	March 31, 2024	December 31, 2023
	(Successor)	(Predecessor)
Employee-related liabilities	$123,020	$68,697
Accrued taxes	78,448	-
Accrued legal expenses	-	46,466
Accrued interest	-	27,637
Other accrued expenses	92,875	1,833
	$294,343	$144,633

NOTE 6 – Leases

The Company holds a five-year lease for laboratory and office space. The lease has escalating contractual rent and variable rent components and the Company elected to separate the contractual and variable elements for valuing the lease liability and right-to-use asset. The lease does not have any options for extension or expansion. The Company recorded the following lease costs:

	For the period from February 14, 2024 through March 31, 2024 (Successor)	For the period from January 1, 2024 through February 13, 2024 (Predecessor)	For the Three months ended March 31, 2023 (Predecessor)
Operating leases:
Operating lease cost	$118,446	$110,885	$229,331
Variable operating lease cost	90,155	84,401	147,962
Total lease cost	$208,601	$195,286	$377,293

	March 31, 2024	December 31, 2023
	(Successor)	(Predecessor)
Right-of-use assets, net	$2,015,047	$2,189,565
Operating lease liabilities, current	$794,893	$769,092
Operating lease liabilities, non-current	1,366,585	1,575,499
Total operating lease liabilities	$2,161,478	$2,344,591

Weighted-average remaining lease term of operating leases (in years)	2.50	2.75
Weighted-average discount rate for operating leases	9.60%	9.60%

The Company’s interest expense for the period from February 14, 2024 through March 31, 2024 was $26,503. Predecessor’s interest expense for the period from January 1, 2024 through February 13, 2024 and for the three months ended March 31, 2023, was $28,310 and $71,135, respectively.

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the Company’s condensed consolidated balance sheets as of March 31, 2024:

Maturity of the Company’s lease liabilities as of March 31, 2024:

Remainder of 2024	723,293
2025	990,055
2026	726,394
Total lease payments	2,439,742
Less: imputed interest	(278,264)
Total lease liabilities	$2,161,478

NOTE 7 – STOCKHOLDERS’ DEFICIT

Successor Series A Convertible Preferred Stock

The Company designated 12,580 shares of our authorized preferred stock as the Series A Preferred Stock and the rights, preferences and privileges of the Series A Preferred Stock are summarized below.

Each share of Series A Preferred Stock has a stated value of $1,000 per share and, when issued, the Series A Preferred Stock was fully paid and non-assessable. The Series A Preferred Stock, ranks senior to all other Company capital stock unless required holder votes are obtained to create a class of stock senior to Series A Preferred Stock .

Dividend and Participation Rights: The holders of Series A Preferred Stock will be entitled to dividends, on an as-if converted basis, equal to and in the same form as dividends actually paid on shares of Common Stock, when and if actually paid. Series A Preferred Stockholders will be entitled to participate pro rata in any purchase rights extended to holders of Common Stock on an as-converted basis.

Conversion: Each holder of Series A Preferred Stock may convert at any time, all, or any part, of the outstanding Series A Preferred Stock into shares of the Common Stock the initial “Conversion Price” of $10.00, which is subject to customary adjustments for stock splits. The Company’s Board of Directors has the right, at any time, with the written consent of the Required Holders (as defined in the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock), to lower the fixed conversion price to any amount and for any period of time. If 90 days or 180 days following the occurrence of the effective date of the registration statement filed pursuant to the PIPE Registration Rights Agreement, the Conversion Price then in effect is greater than the greater of $1.00 and the Market Price then in effect (the “Adjustment Price”), the Conversion Price shall automatically lower to the Adjustment Price.

Alternate Conversion: Following the occurrence and during the continuance of a Trigger Event (as defined below), each holder may alternatively elect to convert the Series A Preferred Stock at the “Alternate Conversion Price” equal to the lesser of the Conversion Price and the greater of $1.00 or 80% of the 5-day volume weighted average price of a share of Common Stock. Trigger events include customary terms related to exchange listing, registration rights, failure to deliver shares on conversion or exercise of derivative instruments, or insolvency.

Redemptions: Upon bankruptcy or liquidation, Series A Preferred Stock will be redeemed at a 25% premium (50% premium after 180 days after issuance) to the greater of the conversion amount or the number of shares multiplied by the highest closing price within the preceding 20 days. Additionally, the Company may voluntarily redeem the Series A Preferred Stock as at 20 % premium to the greater of the conversion amount or the number of shares multiplied by the highest closing price within the preceding 20 days.

The holders of the Series A Preferred Stock have no voting rights.

In February 2024, The Company consummated a private placement of 10,039 shares of Series A Preferred Stock, warrants to purchase 612,746 shares of Common Stock (the “Common Warrants”) and warrants to purchase 2,500 shares of Series A Preferred Stock (the “Preferred Warrants” (See Note 8 below), pursuant to the Amended and Restated Securities Purchase Agreement, dated February 14, 2024, by and among the Company, PBAX and certain accredited investors (the “Initial Investors”) for aggregate cash proceeds to the Company of approximately $10.0 million.

A portion of such Series A Preferred Stock was issued as consideration for the cancellation of outstanding indebtedness, including a promissory note of PBAX amounting to $1,555,000 and the Predecessor’s convertible notes amounting to $627,154.

The Company accounts for preferred stock as either equity or debt-like securities based on an assessment of the Preferred Stock rights and preferences and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging. The Company has concluded that the Series A Preferred stock, which has no cash redemption features outside of the Company’s control and therefore, Series A and Series B Preferred Stock are treated as equity.

Successor Series B Convertible Preferred Stock

The Company designated 626 shares of our authorized preferred stock as Series B Preferred Stock and established the rights, preferences and privileges of the Series B Preferred Stock, summarized below. Except as set forth below, the Series B Preferred Stock has terms and provisions that are identical to those of the Series A Preferred Stock.

On April 1, 2024, we consummated a private placement of 626 shares of the Company Series B Preferred Stock, pursuant to the Securities Purchase Agreement, dated March 28, 2024, by and among us and certain accredited investors (the “Additional Investors” and, together with the Initial Investors, the “PIPE Investors”), for aggregate cash proceeds to us of approximately $0.5 million. Such private placement closed on April 1, 2024.

The holders of the Series B Preferred Stock have no voting rights.

The Series B Preferred Stock ranks pari passu with the Series A Preferred Stock.

Predecessor Preferred Stock Conversion to Common Stock

At December 31, 2023, Predecessor had 75,120,105 shares of capital stock authorized, consisting of 45,350,000 shares of Predecessor common stock and 29,770,105 shares of Predecessor convertible preferred stock. All classes of the Predecessor’s stock had a par value of $0.0001. On February 14, 2024, on the close of the Merger, the Predecessor’s outstanding convertible preferred stock converted to Common Stock at a conversion ratio of 0.0806 and 0.1757 shares of Common Stock for each share of Predecessor Series Seed Convertible Preferred Stock and Predecessor Series A Convertible Preferred Stock, respectively. This resulted in the issuance of 415,498 and 3,999,997 shares of Common Stock for the Predecessor’s Series Seed Preferred Stock and Predecessor Series A Preferred Stock, respectively.

Predecessor’s Series Seed and Series A Preferred Stock had cash redemption features outside of its control, therefore were classified in a mezzanine section presented on the balance sheets between liabilities and stockholders’ deficit.

NOTE 8 – WarrantS

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

Public Warrants

At March 31, 2024, there were 9,192,500 Public Warrants outstanding. The Public Warrants became exercisable 30 days after the Merger. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the Common Stock issuable upon exercise of the warrants and a current prospectus relating to such Common Stock.

Notwithstanding the foregoing, if a registration statement covering the Common Stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the Merger or earlier upon redemption or liquidation.

Once the warrants became exercisable, the Company may, with 30-day prior notice, redeem the Public Warrants in whole and not in part, at a price of $0.01 per warrant if the shares underlying the warrants are registered and if the closing price of Common Stock equals or exceeds $18 for 20 of the prior 30 trading days. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

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

As discussed above, the Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging. Management has concluded that the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

Conversion warrants

On November 14, 2019, Predecessor issued warrants to purchase a total of 1,849,638 shares of Predecessor Series A Preferred Stock at a price of $1.7571 per share. The warrants were exercisable into shares of Predecessor Series A Preferred Stock at the discretion of the holder, at any time in the five years after issuance. The warrants were analyzed and determined to be freestanding instruments issued in a transaction including the conversion or sale of the Series A Preferred Stock. A warrant to purchase up to 426,839 shares of Series A Preferred Stock was issued in a transaction that included the conversion of 100 shares of Series 1 Preferred Stock into 2,845,597 shares of Predecessor Series A Preferred Stock. Another warrant to purchase up to 1,422,799 shares of Series A Preferred Stock was issued concurrent with the purchase of 2,845,597 shares of Series A Preferred Stock. These warrants are collectively referred to as the “Predecessor preferred stock warrants.” On February 14, 2024, the Predecessor preferred stock warrants were converted into warrants to purchase up to 324,999 shares of Common Stock (“Conversion warrants”).

The Conversion Warrants will initially be exercisable for Common Stock at an exercise price equal to $10.00. The exercise price is subject to adjustment for stock splits, combinations and similar events, and, in the event of stock dividends and splits, the number of shares of Common Stock issuable upon the exercise of the Conversion Warrant will also be adjusted so that the aggregate exercise price shall be the same immediately before and immediately after any such adjustment.

The Conversion Warrants will expire five years after the original Predecessor warrants were issued, or November 14, 2024. The Conversion Warrants will automatically convert at the end of the exercise period if the fair market value (as determined in the Conversion Warrants) of a share of Common Stock underlying the Conversion Warrants is greater than the exercise price in effect on such date.

As discussed above, Predecessor accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging. Based on the exercisability of the Predecessor Preferred Warrants into Series A Preferred stock, which had a cash redemption feature outside of the control of Predecessor, the Predecessor warrants were recorded as a derivative liability and was revalued at each reporting period, with the change in value being recorded on the Statement of Operations.

The Company’s Preferred Warrants are exercisable into Common Stock, which has no cash redemption features that require liability treatment and the Company recorded the Preferred Warrants as equity.

Common Warrants (Successor)

The Company’s Common Warrants are initially exercisable for cash at an exercise price equal to the greater of (x) $9.20 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events) and (y) the closing price of the Common Stock on the trading day immediately prior to the Subscription Date (as defined in the Common Warrant). The exercise price is subject to adjustment for stock splits, combinations and similar events, and, in the event of stock dividends and splits, the number of shares of Common Stock issuable upon the exercise of the Common Warrant will also be adjusted so that the aggregate exercise price shall be the same immediately before and immediately after any such adjustment.

The Common Warrants will be exercisable beginning six months after the issuance date (the “Initial Exercisability Date”) and expiring on the third anniversary of the Initial Exercisability Date. The Common Warrants require “buy-in” payments to be made by us for failure to deliver any shares of Common Stock issuable upon exercise.

If at the time of exercise of the Common Warrants, there is no effective registration statement registering the shares of the Common Stock underlying the Common Warrants, such warrants may be exercised on a cashless basis pursuant to their terms.

If we issue options, convertible securities, warrants, shares, or similar securities to holders of Common Stock, each holder of Common Warrants has the right to acquire the same as if the holder had exercised its Common Warrant. The holders of Common Warrants are entitled to receive any dividends paid or distributions made to our holders of Common Stock on an “as if converted” basis.

The Common Warrants prohibit us from entering into specified fundamental transactions unless the successor entity assumes all of our obligations under the Common Warrants under a written agreement before the transaction is completed. Upon specified corporate events, a holder of Common Warrants will thereafter have the right to receive upon an exercise such shares, securities, cash, assets or any other property whatsoever which the holder would have been entitled to receive upon the happening of the applicable corporate event had the Common Warrant been exercised immediately prior to the applicable corporate event. When there is a transaction involving specified changes of control, a holder of Common Warrants will have the right to force us to repurchase the holder’s Common Warrant for a purchase price in cash equal to the Black-Scholes value, as calculated under the Common Warrants, of the then unexercised portion of the Common Warrant.

The Company’s Common Warrants are exercisable into Common Stock, which has no cash redemption features that require liability treatment. the Company has recorded the Common Warrants as equity.

Preferred Warrants

The Preferred Warrants will initially be exercisable for cash at an exercise price equal to $1,000. The exercise price is subject to adjustment for stock splits, combinations and similar events, and, in the event of stock dividends and splits, the number of shares of Series A Preferred Stock issuable upon the exercise of the Preferred Warrant will also be adjusted so that the aggregate exercise price shall be the same immediately before and immediately after any such adjustment.

The Preferred Warrants will expire on the first anniversary of the closing of the Merger, or February 14, 2025.

We have the right to require the holders of Preferred Warrants to exercise such Preferred Warrants into up to an aggregate number of shares of Preferred Stock equal to the holder’s pro rata amount of 2,000 shares of Preferred Stock.

The Preferred Warrants prohibit us from entering into specified fundamental transactions unless the successor entity assumes all of our obligations under the Preferred Warrants under a written agreement before the transaction is completed. Upon specified corporate events, a holder of the Preferred Warrants will thereafter have the right to receive upon an exercise such shares, securities, cash, assets or any other property whatsoever which the holder would have been entitled to receive upon the happening of the applicable corporate event had the Preferred Warrant been exercised immediately prior to the applicable corporate event.

The Company’s Preferred Warrants are exercisable into Series A Preferred Stock, which has no cash redemption features that require liability treatment. The Company has recorded the Preferred Warrants as equity.

The Predecessor warrants outstanding at the beginning and end of the three-month period ending March 31, 2023 and the beginning and end of the period from January 1, 2023 to February 14, 2024, and the Company warrants outstanding at the beginning and end of the period from February 14, 2023 to March 31, 2024 are presented below:

		Preferred Warrants (Predecessor)	Public Warrants (Successor)	Conversion Warrants (Successor)	Common Warrants (Successor)	Series A Preferred Warrants (Successor)	Weighted average exercise price	Weighted average remaining life
12/31/2022	Balance December 31, 2022	1,849,638	-	-	-	-	$1.76	1.87
3/31/2023	Balance March 31, 2023	1,849,638	-	-	-	-	$1.76	1.63
12/31/2023	Balance December 31, 2023	1,849,638	-	-	-	-	$1.76	0.87
2/13/2024	Balance February 13, 2024	-	-	-	-	-	$1.76	0.75
2/14/2024	Balance February 14, 2024	-	9,222,504	324,999	612,746	2,500	$11.56	4.78
3/31/2024	Balance March 31, 2024	-	9,222,504	324,999	612,746	2,500	$11.56	4.65

NOTE 9 – FAIR VALUE MEASUREMENTS

Predecessor estimated the fair value of the Predecessor Series A Preferred Stock Warrants at December 31, 2023, using Black-Scholes with the following assumptions:

December 31,
2023
(Predecessor)
Risk-free interest rate	5.40%
Expected life (in years)	0.25
Expected dividend yield	-%
Expected volatility	65.90%

The Company initially recorded the Earnout Liability at estimated fair value using a Monte Carlo analysis. The Monte Carlo analysis used the following assumptions:

	March 31,	February 14
	2024	2024
	(Successor)	(Successor)
Starting share price	$3.07	$4.90
Tranche 1 trigger price	$3.91	$3.20
Tranche 2 trigger price	$4.70	$3.85
Contractual term	3.9	4.0
Volatility	90%	90%
Risk-free interest rate	4.21%	4.20%

At March 31, 2024 for the Successor and December 31, 2023 for the Predecessor, the fair value of derivative liabilities (see Note 7 for details) were classified as follows:

	March 31, 2024 (Successor)				Value at February 14,	Change in
	Level 1	Level 2	Level 3	Total	2024	fair value
Liabilities:
Earnout liability	-	-	$3,100,000	$3,100,000	$4,900,000	$(1,800,000)
	$-	$-	$3,100,000	$3,100,000	$4,900,000	$(1,800,000)

	December 31, 2023 (Predecessor)
	Level 1	Level 2	Level 3	Total
Preferred stock warrant liability	$-	$-	$320,117	$320,117

The change in the fair value measurement using significant inputs (Level 3) for the period from December 31,2022 through March 31,2023 and December 31, 2023 through February 14, 2024 for Predecessor and February 14, 2024 through March 31, 2024 for the Company is summarized below:

Balance at December 31, 2022 (Predecessor)	$610,381
Loss on revaluation of warrant liability	36,657
Balance at March 31, 2023 (Predecessor)	$647,038

Balance at December 31, 2023 (Predecessor)	$320,117
Reclassification of warrant liability to equity	320,117
Balance at February 13, 2024 (Predecessor)	$-

Balance at February 14, 2024 (Successor)	$4,900,000
Loss on revaluation of earnout liability	(1,800,000)
Balance at March 31, 2024 (Successor)	$3,100,000

NOTE 10 – STOCK-BASED COMPENSATION

In October 2016, Predecessor’s Board of Directors approved the adoption of an Equity Incentive Plan (“Predecessor EIP”). As amended, the Predecessor EIP permits Predecessor to grant awards allowing for the issuance of up to 4,888,402 shares of Predecessor’s common stock. On close of the Merger, outstanding awards issued for the Predecessor EIP were converted to options to purchase a number of shares of the Company’s Common Stock equal to the number of Predecessor shares multiplied by the Merger conversion ratio of 0.064452 at a price of the Predecessor option strike price divided by the Merger conversion ratio. The Predecessor EIP was then cancelled.

Predecessor’s Stock option activity for the period from December 31, 2022 through March 31, 2023 and December 31, 2023 through February 14, 2024 and the Company’s stock option activity for the period from February 14, 2024 through March 31, 2024, was as follows:

	Outstanding Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance, December 31, 2022 (Predecessor)	1,138,110	$0.28	8.18
Options exercised (Predecessor)	(16,666)	$0.31
Options cancelled (Predecessor)	(219,444)	$0.31
Balances, March 31, 2023 (Predecessor)	902,000	$0.28	7.77

Balance, December 31, 2023 (Predecessor)	782,499	$0.27	6.86
Options cancelled (Predecessor)	(782,499)	$0.27	6.74
Balance, February 14, 2024 (Predecessor)	-	$-	-

Balance, February 14, 2024 (Predecessor)	-	$-	-
Options granted (Successor)	4,619,425	$1.80
Balances, March 31, 2024 (Successor)	4,619,425	$1.80	9.99

The intrinsic value of Predecessor options exercised during the three-month period ended March 31, 2023 was $4,666. No options were exercised in the three-month period ended March 31, 2024.

On March 25, 2024, the Company’s Board adopted, and its stockholders approved, an Equity Incentive Plan (the “2024 Plan”). The 2024 Plan provides for the granting of stock options, restricted stock and stock appreciation rights to employees, members of the Board of Directors and non-employee consultants. Stock options granted generally expire ten years after their original date of grant and generally vest 25% on the first anniversary of the grant, then monthly to the fourth anniversary of the date of grant, subject to continued service through the applicable vesting date. The plan allows for the issuance of up to 5,172,590 shares of Common Stock. On April 30, 2024, the 2024 Plan was amended to include 2,000,000 additional shares of Common Stock in the pool available for future grant awards.

The Company estimated the fair value of stock options granted during the period February 14, 2024 through March 31, 2024 using Black-Scholes with the following weighted average assumptions:

●	The Common Stock expected dividend yield assumption of 0.0% is based on the expectation of no dividend payouts to Common Stock.

●	The risk-free interest rate assumption is based on the U.S. Department of Treasury instruments whose term was most consistent with the expected life of the Company’s stock options.

●	The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, as the Company does not have sufficient public trading history for the Company’s Common Stock. The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical price data for the Company’s Common Stock becomes available.

●	The expected lives of the Company’s stock options are estimated based on the type of award issued using approaches that do not rely on the historical data of the Company, as management has concluded there is insufficient data to provide a reasonable forward-looking estimate. The expected life of an incentive stock option is estimated using the simplified method described in Staff Accounting Bulletin Topic 14 – Share-Based Payment. All incentive stock options awarded by the Company have terms consistent with this approach, which is to calculate the weighted average midpoint between the vesting date of each vesting tranche and the termination date of the option. Non-qualified stock options are valued using the contractual life as the expected term.

For the period from February 14, 2024 through March 31, 2024, the Company recorded stock-based compensation expense of $0.09 million, of which $0.03 million was related to R&D and $0.06 was related to general and administrative.

For the period from January 1, 2024 through February 13, 2024, Predecessor recorded an immaterial amount of stock-based compensation expense.

For the three-month period ended March 31, 2023, Predecessor recorded stock-based compensation expense of $28,144, of which $24,148 was related to R&D and $3,995 was related to general and administrative.

As of March 31, 2024, the Company had $4,799,501 of unamortized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 2.37 years. The weighted average grant date calculated fair value per share of the Company’s options granted during the period February 14, 2024, through March 31, 2024, was $1.06.

There were no Predecessor options granted in the three-month period ended March 31, 2023.

NOTE 11 – 401(k) RETIREMENT SAVINGS PLAN

The Company sponsors a 401(k) defined contribution plan covering eligible employees who elect to participate. The Company is allowed to make discretionary profit sharing and 401(k) matching contributions as defined in the plan and as approved by the board of directors. The Company’s contributions for the period from February 14, 2024 through March 31, 2024, was $7,956 and Predecessor Contributions during the period from January 1, 2024 through February 13, 2024 and for the three months ended March 31, 2023 were $4,685 and $0, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information which Cero Therapeutics Holdings, Inc. (“the Company”) management believes is relevant to an assessment and understanding of its results of operations and financial condition. The discussion should be read together with the Company’s financial statements and related notes that are presented above. This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements resulting from various factors. Please see “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” in the proxy statement/prospectus, dated January 22, 2024 (the “Proxy Statement/Prospectus”), and filed with the Securities and Exchange Commission (the “SEC”). Unless the context otherwise requires, references in this section to “Predecessor” is intended to mean the business and operations of CERo Therapeutics, Inc. prior to the Merger.

Overview

Predecessor was incorporated in Delaware on September 23, 2016, and is based in South San Francisco, California. Predecessor was focused on developing its therapeutic platform to genetically engineer human immune cells to fight cancer and did not begin clinical development or product commercialization. The Company’s efforts will focus on continued product development, including clinical development, to support regulatory approval to commercialize and subsequent product commercialization.

On February 5, 2024, Predecessor, PBAX and PBCE Merger Sub, Inc. (“Merger Sub”) entered into Amendment No. 1 to the Business Combination Agreement (the “First BCA Amendment”) to, among other things, (i) remove the minimum cash condition, (ii) modify the stock-price based milestones such that (a) the trading price condition for the First Level Earnout Target (as defined in the First BCA Amendment) shall be reset from $12.50 to 125% of the Conversion Price (as defined in the First BCA Amendment) of the Company’s Series A convertible preferred stock, par value $0.0001 per share (“Series A Preferred Stock”) upon the reset of such Conversion Price as described below and (b) the trading price condition for the Second Level Earnout Target (as defined in the First BCA Amendment) shall be reset from $15.00 to 150% of the Conversion Price of the Series A Preferred Stock upon reset of such Conversion Price as described below, and (iii) increase the aggregate number of shares of PBAX Class A Common Stock, par value $0.0001 per share (“PBAX Class A Common Stock”) issuable to the stockholders of Predecessor in connection with Merger Sub merging with and into Predecessor, with Predecessor surviving as a wholly-owned subsidiary of the Company (the “Merger”), from 4,651,704 shares to 5,000,000 shares of PBAX Class A Common Stock. Such number of shares of PBAX Class A Common Stock is in addition to up to 1,200,000 shares of PBAX Class A Common Stock issuable upon satisfaction of certain earn-out conditions and 382,651 shares of PBAX Class A Common Stock issuable upon exercise of rollover options or warrants.

On February 13, 2024, Predecessor, PBAX and Merger Sub entered into Amendment No. 2 to the Business Combination Agreement to create two additional pools of earnout shares (the “Earnout Shares”) of PBAX Class A Common Stock, one pool of which will contain 875,000 shares, which will be fully vested at Closing and which are being issued as an offset to the agreement by Phoenix Biotech Sponsor, LLC to forfeit an offsetting number of shares of PBAX Class A Common Stock, and one pool of which will contain 1,000,000 shares of PBAX Class A Common Stock, which will be fully vested upon the achievement of certain regulatory milestone-based earnout targets and make certain other technical changes to the timing and process for issuance of the 1,200,000 shares of PBAX Class A Common Stock subject to the other earn-out conditions set forth in the Business Combination Agreement.

On February 14, 2024, the Merger between Predecessor and PBAX was consummated pursuant to the Business Combination Agreement, dated as of June 4, 2023, as amended from time to time (as amended, the “Business Combination Agreement”) by and among Predecessor, PBAX and Merger Sub. In connection with the consummation of the Merger, PBAX changed its corporate name to “CERo Therapeutics Holdings, Inc.”

At the effective time of the Merger, (i) each outstanding share of Predecessor common stock, was cancelled and converted into the right to receive shares of Common Stock; (ii) each outstanding option to purchase Predecessor common stock was converted into an option to purchase shares of Common Stock, par value $0.0001 per share; (iii) each outstanding share of Predecessor preferred stock, was converted into the right to receive shares of Common Stock, and (iv) each outstanding warrant to purchase Predecessor preferred stock was converted into a warrant to acquire shares of Common Stock. In addition, each outstanding Predecessor convertible bridge note was exchanged for shares of Series A Preferred Stock.

In addition, the holders of Predecessor common stock and Predecessor preferred stock have the contingent right to receive the Earnout Shares. At the Closing , the Company issued three pools of shares of Common Stock subject to forfeiture if the applicable conditions to transferability thereof are not satisfied: (i) 1,200,000 shares of Common Stock, which will be fully vested upon the achievement of certain adjusted stock price-based earnout targets or upon a qualifying transaction (ii) 875,000 shares of Common Stock, pursuant to a Letter Agreement, dated as of February 14, 2024 which were fully vested at Closing of the Merger and which were issued as an offset to the Sponsor Share Forfeiture Agreement, and (iii) 1,000,000 shares of Common Stock, which will be fully vested upon to achievement of certain regulatory milestone-based earnout targets.

As consideration for the Merger, the Company issued to Predecessor stockholders an aggregate of 7,597,638 shares of Common Stock, including 2,200,000 Earnout Shares and 382,651 shares issuable upon exercise of rollover options or warrants.

PIPE Financing

In February 2024, the Company consummated the first tranche of a private placement of 10,039 shares of the Series A Preferred Stock, issuance of common warrants to purchase 612,746 shares of Common Stock and warrants to purchase 2,500 shares of Series A Preferred Stock, pursuant to the Amended and Restated Securities Purchase Agreement, dated February 14, 2024, by and among Predecessor, PBAX and certain accredited investors for aggregate cash proceeds to the Company of approximately $10.0 million. On April 1, 2024, the Company consummated a private placement of 626 shares of the Series B Preferred Stock, pursuant to the Securities Purchase Agreement, dated March 28, 2024, by and among the Company and certain accredited investors, for aggregate cash proceeds to the Company of approximately $0.5 million. A portion of the Series A Preferred Stock was issued as consideration for the cancellation of outstanding indebtedness or securities of Predecessor or PBAX, including a promissory note of PBAX and certain convertible bridge notes of Predecessor. Such transactions collectively are referred to as the “PIPE Financing.”

Factors Affecting Our Performance

The Company believes that its performance and future success depend on several factors that present significant opportunities for the Company but also pose risks and challenges. These include, among others:

●	the extent to which the Company develops, in-licenses or acquires other product candidates and technologies in its product candidate pipeline;

●	the costs and timing of process development and manufacturing scale-up activities associated with the Company’s product candidates and other programs as the Company advances them through preclinical and clinical development;

●	the number and development requirements of product candidates that the Company may pursue;

●	the costs, timing and outcome of regulatory review of the Company’s product candidates;

●	the Company’s headcount growth and associated costs as it expands its R&D capabilities, establishes and maintains the administrative functions required for a publicly traded company, and establishes and expands its commercial infrastructure and operations;

●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of the Company’s product candidates for which the Company receives market approval;

●	the revenue, if any, received from commercial sales of the Company’s product candidates for which it receives marketing approval; and

●	competition from other similar product candidates.

Components of Results of Operations

Revenue

Predecessor and the Company have not recognized any revenue from any sources, including from product sales, and does not expect to generate any revenue from the sale of products in the foreseeable future. If the development efforts for the Company’s product candidates, each of which is a specific product and indication combination, are successful and result in regulatory approval, or if the Company executes license agreements with third parties, the Company may generate revenue from R&D services, from the achievement of development milestones or from milestones and royalties related to product sales. However, there can be no assurance as to when any revenues will be generated, if at all.

Operating Expenses

Research and Development Expenses

R&D expenses consist of discovery activities, manufacturing development and production, preclinical and clinical development, and regulatory filing for product candidates. R&D expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in R&D are capitalized until the goods or services are received. Costs incurred in obtaining technology licenses through asset acquisitions, if incurred, will be charged to R&D expense if the licensed technology has not reached technological feasibility and has no alternative future use. R&D expenses include or could include:

●	employee-related expenses, including salaries, bonuses, benefits, stock-based compensation and other related costs for those employees involved in R&D efforts;

●	external R&D expenses incurred under agreements with pre-clinical research organizations, clinical research organizations, investigative sites, centralized clinical laboratories, and consultants to conduct preclinical and clinical studies;

●	costs related to manufacturing material for preclinical studies and clinical trials, including fees paid to contract development and manufacturing organizations;

●	product-liability insurance for clinical development product(s);

●	laboratory supplies and research materials;

●	software and systems related to R&D activities;

●	costs related to regulatory filing and compliance; and

●	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent, maintenance of facilities, and equipment.

Product candidates in later stages of development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. The Company plans to substantially increase its R&D expenses for the foreseeable future as it continues the development of its product candidates through clinical development. The Company cannot determine with certainty the timing of initiation, the duration or the costs of current or future preclinical studies and clinical trials required for regulatory approval due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. The Company anticipates that it will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and ongoing assessments as to each product candidate’s commercial potential. The Company will need to, and plans to, raise substantial additional capital in the future. Future R&D expenses may vary significantly between periods and from current expectations based on factors such as:

●	expenses incurred to conduct preclinical studies required to advance product candidates into clinical trials;

●	per patient clinical trial costs based on a number of factors, including number of patient clinical visits, clinical laboratory testing, and potential medical imaging;

●	the number of clinical trials required for approval, the number of patients who enroll in each clinical trial, and the number and geographic locations of sites included in the clinical trials;

●	the length of time required to screen and enroll eligible patients, screen-failure rate, or the discontinuation rates of enrolled patients;

●	potential additional safety monitoring requested by regulatory agencies;

●	the cost of insurance, including product liability insurance, in connection with clinical trials; and

●	suspension or termination of clinical development activities by regulators or institutional review boards for various reasons, including regulatory noncompliance or a finding that the participants are being exposed to unacceptable health risks.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive and administrative functions, including stock-based compensation, travel expenses and recruiting expenses. Other general and administrative expenses include professional fees for legal, accounting and tax-related services and insurance costs.

The Company anticipates that its general and administrative expenses will increase in the future as the Company increases headcount and contracted services for operational support for expanded operations and infrastructure. The Company also anticipates that general and administrative expenses will increase as a result of expenses for accounting, audit, legal and consulting services, as well as costs associated with maintaining compliance with Nasdaq listing rules and SEC requirements, director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company.

Interest and Other Income, Net

Interest and other income, net consists predominantly of interest income from interest bearing bank accounts, interest expense on payables, and the gain or loss on the revaluation of the warrant liability, which represents the change in fair value of outstanding warrants between periods.

Results of Operations

The Results of Operations for the three-month period ended March 31, 2024 are pro forma as the period presented in following table and discussion includes the Predecessor for the period from January 1, 2024 through February 13, 2024 and the Company for the period from February 14, 2024 through March 31, 2024. This pro forma period from January 1, 2024 to March 31, 2024 does not include the Merger transactions that occurred On-The-Line.

CERO THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	For the three-month periods ended March 31,
	2024
	Pro-forma (Predecessor and Successor)	2023 Predecessor	Difference
Operating expenses:
Research and development	$1,668,207	$1,799,996	$(131,789)
General and administrative	2,883,863	638,350	2,245,513
Total operating expenses	4,552,070	2,438,346	2,113,724
Loss from operations	(4,552,070)	(2,438,346)	(2,113,724)

Other income	141,888	-	141,888
Change in fair value	2,120,117	-	2,120,117
Interest expense, net	(9,629)	16	(9,645)

Net loss	$(2,299,694)	$(2,438,330)	$138,636

General and Administrative Expenses

General and administrative expenses were $2.88 million for the three-month period ended March 31, 2024 compared to $0.63 million for the three-month period ended March 31, 2023, reflecting an increase of $2.25 million. The increase in 2024 over 2023 was predominantly due to the expenses associated with expenses necessary to comply with NASDAQ and SEC requirements. Business consulting increased $0.17 million for expenses related to business services and consulting related to the financing and for general management. Investment banking success fees were $1.75 million in support of the PIPE that closed concurrently with the Merger. Services related to printing, filing, and transfer agency increased $0.13 million in support of the regulatory requirements associated with the Merger and public reporting. Recruiting increased $0.24 million related to executive hiring after the Merger. Director and officer liability insurance expenses increased $0.11 million and other various expenses represented an additional increase of $0.06 million. These increases were offset by reduced legal fees as fees associated with the Merger and financing were capitalized and there were $0.10 million less general corporate and IP-related legal fees.

Research and Development Expenses

Research and development expenses were $1.67 million for the three-month period ended March 31, 2024 compared to $1.80 million for the three-month period ended March 31,2023, reflecting a decrease of $0.13 million. The decrease in 2024 relative to 2023 was predominantly due to product manufacturing costs declining from 0.25 million in 2023 to 0.03 million in 2024 as the engineering runs were completed. This decrease was partially offset by an increase associated with reducing headcount and outsourcing essential work.

The Company anticipates that its R&D expenses will significantly increase in the future as the Company increases headcount, compensation expense, and contracted services for preclinical and clinical development of its product candidates, as well as for manufacturing of clinical product to be used in clinical development.

Interest and Other Income, Net

Interest and other income, net was $1.93 million for the three-month period ended March 31, 2024 compared to $(0.01) million for the three-month period ended March 31,2023, reflecting an increase of $1.94 million. The increase in 2024 relative to 2023 was predominantly due to the reclass of the Predecessor preferred stock warrants to equity and the change in value of the Company’s Earnout Liability between February 14, 2024 and March 31, 2024. Settlement of vendor liabilities of $0.14 million resulted in an additional gain.

Liquidity and Capital Resources

Capital Requirements

Predecessor and the Company have not generated any revenue from any source and the Company does not expect to generate revenue for at least the next few years. If the Company fails to complete the timely development of, or fails to obtain regulatory approval for, its product candidates, the ability of the Company to generate future revenue will be adversely affected. The Company does not know when, or if, it will generate any revenue from its product candidates, and does not expect to generate revenue unless and until the Company obtains regulatory approval and commercialization of its product candidates.

The Company expects its expenses to increase significantly in connection with its ongoing activities, particularly as it continues and expands research, preclinical development, and clinical development to support marketing approval for its product candidates. In addition, if the Company obtains approval for any of its product candidates, the Company expects to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution. Furthermore, the Company expects to incur additional costs associated with operating as a public company.

The Company, therefore, anticipates that substantial additional funding will be needed in connection with its continuing operations. At March 31, 2024, the Company had $4.6 million in cash and cash equivalents. The Company intends to devote most of the net proceeds from Merger and PIPE to the preclinical and clinical development of its product candidates and public company compliance costs. Based on current business plans, the Company believes that the cash available at March 31, 2024 will not fund its operating expenses and capital requirements for 12 months after the filing of the financial statements for the three-month period ended March 31, 2024. The Company has arranged two equity lines of credit, one providing for the sale of up to 2,977,070 shares of newly issued shares of Common Stock and the other providing for the purchase of up to $25 million of Common Stock on the satisfaction of certain conditions. The Company has no guarantee that the conditions will be satisfied to require the purchase of all, or any, of the Equity Line of Credit (“ELOC”) funds. Any estimate as to how long the Company expects the net proceeds from the ELOC funding may fund the Company operations is based on assumptions that may prove to be wrong, and the Company could use its available capital resources sooner than its current expectations. Changing circumstances, some of which may be beyond the Company’s control, could result in less cash and cash equivalents available to fund operations or cause the Company to consume capital significantly faster than currently anticipated, and the Company may need to seek additional funds from additional sources sooner than planned.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical drug products, the Company is unable to estimate the exact amount of its operating capital requirements. The Company’s future funding requirements will depend on many factors, including, but not limited to those listed under “Factors Affecting Our Performance” above.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete, and the Company may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, the Company‘s product candidates, if approved, may not achieve commercial success. Commercial revenues, if any, will be derived from sales of product candidates that the Company does not expect to be commercially available in the near term, if at all. Accordingly, the Company will need to continue to rely on additional financing to achieve its business objectives. Adequate additional financing may not be available to the Company on acceptable terms, or at all. To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the terms of these equity securities or this debt may restrict the Company’s ability to operate. Any future debt financing and equity financing, if available, may involve covenants limiting and restricting the ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. If the Company raises additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, it may be required to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to the Company . If the Company is unable to raise capital when needed or on acceptable terms, the Company could be forced to delay, reduce or eliminate its R&D programs or future commercialization efforts.

Cash Flows

Net cash used in operating activities

Net cash used in operating activities increased $3.64 million from $1.44 million to $5.08 million in the three-month period ended March 31, 2023 and 2024 respectively. The increase in cash used was largely related to having a $0.14 million decrease in net loss and a ($2.1) million cash adjustment due to the non-cash adjustment for the gain resulting from derivative liability revaluation. Changes in cash used for net working capital represented an increase in cash used of $1.57 million.

Net cash provided by financing activities

Net cash provided by financing activities increased $7.16 million from an immaterial amount in the three-month period ended March 31, 2023 to $7.16 million in the three-month period ended March 31, 2024. The increase was related to the $6.76 million provided by the sale of Series A Preferred Stock and $0.41 million related to insurance financing.

Contractual Obligations and Other Commitments

None.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S.”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses incurred during the reporting period. Significant items subject to such estimates and assumptions include the estimates of the fair values of convertible preferred stock, earnout-related Common Stock, and preferred stock warrant liability, stock-based compensation expense, the fair value of right-to-use assets and lease liabilities, and the valuation allowance associated with deferred tax assets. Actual results could differ from those estimates.

Predecessor and the Company define its critical accounting policies as those accounting principles that require it to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on its financial condition and results of operations, as well as the specific manner in which it applies those principles. While significant accounting policies are more fully described in Note 2 to the Company’s audited financial statements appearing elsewhere in this Form 10-Q, the Company believes the following are the critical accounting policies used in the preparation of its financial statements that require significant estimates and judgments.

Leases – The Company determines if an arrangement is, or contains, a lease at inception. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term using the Company’s incremental borrowing rate applicable to the underlying asset unless the implicit rate is readily determinable. The Company determines the lease term as the noncancellable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with a term of 12 months or less are not recognized on the balance sheets.

Certain leases include variable lease costs to reimburse the lessor for real estate tax and insurance expenses, and certain non-lease components that transfer a distinct service to the Lessee, such as common area maintenance services. The Company has elected to separate the accounting for fixed lease components and variable and non-lease components for real estate and equipment leases. The variable lease costs are recorded on the consolidated statement of operations as rent expense, within general and administrative expenses. The Company has no financing leases.

Research and development – R&D costs consist primarily of salaries and benefits, including stock-based compensation, occupancy, materials and supplies, contracted research, consulting arrangements, and other expenses incurred in the pursuit of R&D programs. R&D costs are expensed as incurred.

Stock-based compensation – The Company periodically issues Common Stock and stock options to officers, directors, and consultants for services rendered. The Company accounts for stock-based compensation as measured at grant date, based on the fair value of the award. The Company uses a Black-Scholes option pricing model (“Black-Scholes”) to estimate option award fair value, which requires the input of subjective assumptions, including the expected volatility of Common Stock, expected risk-free interest rate, and the option’s expected life. The Company also evaluates the impact of modifications made to the original terms of equity awards when they occur. The fair value of restricted stock awards is based upon the share price of the common shares on the date of grant.

The fair value of equity awards that are expected to vest is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense is recognized net of actual forfeitures when they occur, as an increase to additional paid-in capital in the condensed consolidated balance sheets and in research and development or, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. All stock-based compensation costs are recorded in the condensed consolidated statements of operations based upon the underlying employee’s role within the Company.

Income taxes – The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company follows tax accounting requirements for the recognition, measurement, presentation, and disclosure in the financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return. No liability related to uncertain tax positions is recorded in the financial statements. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of income tax expense, as necessary. The Company has not recorded any interest or penalties associated with income tax since inception. Tax years subsequent to 2020 are subject to examination by federal and state authorities.

Recent Accounting Pronouncements

The Company has concluded that there are no recent accounting pronouncements expected to have a material impact on the Company’s financial statements.

Qualitative and Quantitative Disclosures About Market Risk

The Company’s primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because of the Company’s investments, including cash equivalents, which may be in the form of a money market fund.

In the future, the Company may contract with vendors invoicing in a foreign denominated currency. As a result, the Company may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the United States dollar will be recorded based on exchange rates at the time such transactions arise. As of March 31, 2024, all transactions have been denominated in U.S. dollars.

Inflation will generally affect the Company by increasing the cost of labor and costs associated with preclinical and clinical trials and future manufacturing and commercialization activities as well as general corporate costs. Predecessor does not believe that inflation had a material effect on Predecessor’s business, financial condition or results of operations for the period from January 1, 2024 through February 14, 2024 and for the three-month period ending March 31, 2023. The Company does not believe that inflation had a material effect on the Company’s business, financial condition or results of operations for the period from February 14, 2024 through March 31, 2024, but increased inflation may materially impact the Company in later periods of 2024 and beyond.

Emerging Growth Company and Smaller Reporting Company Status

In April 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. PBAX previously elected the extended transition period for complying with new or revised accounting standards, which delays the adoption of these accounting standards until they would be applicable to private companies. The Company expects to continue to take advantage of the benefits of the extended transition period.

In addition, as an emerging growth company, the Companymay take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

●	being permitted to present only two years of audited financial statements in addition to any required unaudited interim financial statements, with correspondingly reduced disclosure in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	an exception from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended;

●	reduced disclosure aboutthe Company’s executive compensation arrangements in its periodic reports, proxy statements and registration statements;

●	exemptions from the requirements of holding non-binding advisory votes on executive compensation or golden parachute arrangements; and

●	an exemption from compliance with the requirements of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on financial statements.

The Company will cease to qualify as an emerging growth company on the date that is the earliest of: (i) the last day of the fiscal year following the fifth anniversary of the date of the first sale of shares of PBAX Class A Common Stock in its initial public offering, (ii) the last day of the fiscal year in which the Company has more than $1.07 billion in total annual gross revenues, (iii) the date on which the Company is deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of the Common Stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, or (iv) the date on which the Company has issued more than $1.0 billion of non-convertible debt over the prior three-year period. The Company may choose to take advantage of some but not all of these reduced reporting burdens. The Company has taken advantage of certain reduced reporting requirements in this Form 10-Q. Accordingly, the information contained herein may be different than you might obtain from other public companies.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1a. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 2, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

10.1	Purchase Agreement, dated as of February 23, 2024, by and between CERo Therapeutics Holdings, Inc. and Arena Business Solutions Global SPC II, Ltd on behalf of and for the account of Segregated Portfolio #13 - SPC #13. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 28, 2024).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File-the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments.

*	Filed herewith.
^	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERO THERAPEUTICS HOLDINGS, INC.

Date: May 17, 2024	By:	/s/ Brian G. Atwood
	Name:	Brian G. Atwood
	Title:	Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 17, 2024	By:	/s/ Charles R. Carter
	Name:	Charles R. Carter
	Title:	Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)