Form 10-Q
period 2024-06-30
CERO THERAPEUTICS HOLDINGS, INC.
filed 2024-08-14
CIK 1870404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CERO	NASDAQ Global Market
Warrants, each whole warrant exercisable for one share of Common Stock	CEROW	NASDAQ Capital Market

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

As of August 13, 2024, there were 50,739,552 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

CERO THERAPEUTICS HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED June 30, 2024

TABLE OF CONTENTS

		Page
PART 1 - FINANCIAL INFORMATION		1

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets as of June 30, 2024 (Successor) and December 31, 2023 (Predecessor)	1
	Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2024 (Successor), Periods from February 14, 2024 through June 30, 2024 (Successor), January 1, 2024 through February 13, 2024 (Predecessor) and for the Three and Six Months Ended June 30, 2023 (Predecessor)	2
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the three months ended June 30, 2024 (Successor), Periods from February 14, 2024 through June 30, 2024 (Successor), January 1, 2024 through February 13, 2024 (Predecessor) and for the Three and Six Months Ended June 30, 2023 (Predecessor)	3
	Condensed Consolidated Statements of Cash Flows for the Period from February 14, 2024 through June 30, 2024 (Successor), January 1, 2024 through February 13, 2024 (Predecessor) and for the Six Months Ended June 30, 2023 (Predecessor)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33
Item 4.	Controls and Procedures	33

PART II - OTHER INFORMATION		34

Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	39

SIGNATURES		40

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

●	our financial performance;

●	our ability to obtain additional cash and the sufficiency of our existing cash, cash equivalents and marketable securities to fund our future operating expenses and capital expenditure requirements, including the development and, if approved, commercialization of our product candidates;

●	our ability to realize the benefits expected from the business combination (the “Merger”) pursuant to the Business Combination Agreement, dated as of June 4, 2023, as amended from time to time (as amended, the “Business Combination Agreement”), by and among CERo Therapeutics, Inc. (“Predecessor”), Phoenix Biotech Acquisition Corp. (“PBAX”) and PBCE Merger Sub, Inc. (“Merger Sub”);

●	successfully defend litigation that may be instituted against us in connection with the Merger;

●	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;

●	the scope, progress, results and costs of developing CER-1236 or any other product candidates we may develop, and conducting preclinical studies and clinical trials;

●	the timing and costs involved in obtaining and maintaining regulatory approval of CER-1236 or any other product candidates we may develop, and the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations or accelerated approvals for our drug candidates for various indications;

●	current and future agreements with third parties in connection with the development and commercialization of CER-1236 or any other future product candidate;

●	our ability to advance product candidates into and successfully complete clinical trials;

●	the ability of our clinical trials to demonstrate the safety and efficacy of CER-1236 and any other product candidates we may develop, and other positive results;

●	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

●	the rate and degree of market acceptance of our product candidates;

●	our plans relating to commercializing CER-1236 and any other product candidates we may develop, if approved, including the geographic areas of focus and our ability to grow a sales team;

●	the success of competing drugs, therapies or other products that are or may become available;

●	developments relating to our competitors and our industry, including competing product candidates and therapies;

●	our plans relating to the further development and manufacturing of CER-1236 and any other product candidates we may develop, including additional indications that we may pursue for CER-1236 or other product candidates;

●	existing regulations and regulatory developments in the United States and other jurisdictions;

●	our potential and ability to successfully manufacture and supply CER-1236 and any other product candidates we may develop for clinical trials and for commercial use, if approved;

ii

●	the rate and degree of market acceptance of CER-1236 and any other product candidates we may develop, as well as the pricing and reimbursement of CER-1236 and any other product candidates we may develop, if approved;

●	our expectations regarding our ability to obtain, maintain, protect and enforce intellectual property protection for CER-1236 and for any other product candidate;

●	our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of third parties;

●	our ability to realize the anticipated benefits of any strategic transactions;

●	our ability to attract and retain the continued service of our key personnel and to identify, hire, and then retain additional qualified personnel and our ability to attract additional collaborators with development, regulatory and commercialization expertise;

●	our ability to maintain proper and effective internal controls;

●	the ability to obtain or maintain the listing of our Common Stock and public warrants on the NASDAQ Stock Market;

●	the impact of macroeconomic conditions and geopolitical turmoil on our business and operations;

●	our expectations regarding the period during which we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012 and as a smaller reporting company under the federal securities laws; and

●	our anticipated use of our existing cash, cash equivalents and marketable securities.

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

iii

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

CERO THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024 (Successor)	December 31, 2023 (Predecessor)
	(unaudited)
ASSETS

Cash, restricted cash, and cash equivalents	$3,647,026	$1,601,255
Other receivables	87,429	-
Prepaid expenses and other current assets	511,456	368,780
Total current assets	4,245,911	1,970,035

Deferred offering costs	550,000	-
Operating lease right-of-use assets	1,836,099	2,189,565
Property and equipment, net	738,755	966,702
Total assets	$7,370,765	$5,126,302

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Accounts payable	$6,347,348	$1,671,745
Accrued liabilities	1,157,483	144,633
Common stock subscription deposit	-	1,875
Operating lease liability	821,318	769,092
Short-term notes payable, net	253,174	599,692
Earnout liability	200,000	-
Common stock warrant liability	-	320,117
Total current liabilities	8,779,323	3,507,154

Operating lease liability, net of current portion	1,073,310	1,575,499
Total liabilities	9,852,633	5,082,653

Commitments and contingencies
Convertible preferred stock, $0.0001 par value per share, issuable in series:
Series Seed: 5,155,703 shares authorized, issued and outstanding at December 31, 2023; aggregate liquidation preference of $4,154,981 at December 31, 2023	-	4,077,560
Series A: 24,614,402 shares authorized, 22,764,764 shares issued and outstanding at December 31, 2023; aggregate liquidation preference of $39,999,967 at December 31, 2023	-	38,023,784
Total convertible preferred stock	-	42,101,344

Stockholders’ deficit
Series A Convertible Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 10,039 issued and outstanding at June 30, 2024	8,939,727	-
Series B Convertible Preferred stock, $0.0001 par value; 626 shares authorized; 626 issued and outstanding at June 30, 2024	500,000	-
Class A common stock; $0.0001 par value; 1 billion shares authorized; 22,737,764 shares issued and outstanding at June 30, 2024	2,273	-
Common stock, $0.0001 par value, 45,350,000 shares authorized, 9,068,899 shares issued and outstanding at December 31, 2023	-	907
Additional paid-in capital	57,632,881	1,031,219
Stock subscription receivable	(2,194,971)	-
Accumulated deficit	(67,361,778)	(43,089,821)
Total stockholders’ deficit	(2,481,868)	(42,057,695)
Total liabilities, convertible preferred stock and stockholders’ deficit	$7,370,765	$5,126,302

See accompanying notes to the condensed consolidated financial statements.

CERO THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the period from February 14, 2024 through June 30,	For the period from January 1, 2024 through February 13,	For the six months ended June 30,
	2024	2023	2024	2024	2023
	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
Operating expenses:
Research and development	$2,714,344	$1,193,087	$3,618,359	$764,192	$2,994,528
General and administrative	2,433,893	1,220,659	5,184,815	132,941	1,857,563
Total operating expenses	5,148,237	2,413,746	8,803,174	897,133	4,852,091
Loss from operations	(5,148,237)	(2,413,746)	(8,803,174)	(897,133)	(4,852,091)

Gain from settlement of liabilities with vendors	447,335	-	589,223	-	-
Other expense	(630,775)	-	(630,775)	-	-
Change in fair value of derivative liabilities	2,900,000	261,822	4,700,000	320,117	225,165
Interest expense, net	(16,977)	59,417	(31,411)	4,805	96,089
Total other income	2,699,583	321,239	4,627,037	324,922	321,254

Net loss	$(2,448,654)	$(2,092,507)	$(4,176,137)	$(572,211)	$(4,530,837)
Net loss per share:
Basic and diluted	$(0.15)	$(0.23)	$(0.27)	$(0.06)	$(0.50)

Weighted average common shares outstanding:
Basic and diluted	16,198,929	9,063,377	15,718,888	9,068,899	9,061,657

See accompanying notes to the condensed consolidated financial statements.

CERO THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED
STOCK AND STOCKHOLDERS’ DEFICIT
(Unaudited)

	Convertible Preferred Stock						Additional		Total
	Series Seed		Series A		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022 (Predecessor)	5,155,703	$4,077,560	22,764,764	$38,023,784	9,044,733	$904	$928,560	$(35,800,244)	$(34,870,780)
Issuance of common stock from exercise of stock options	-	-	-	-	16,666	2	5,165	-	5,167
Stock based compensation expense	-	-	-	-	-	-	28,144	-	28,144
Net loss	-	-	-	-	-	-	-	(2,438,330)	(2,438,330)
Balance at March 31, 2023 (Predecessor)	5,155,703	$4,077,560	22,764,764	$38,023,784	9,061,399	$906	$961,869	$(38,238,574)	$(37,275,799)
Issuance of common stock from exercise of stock options	-	-	-	-	7,500	1	599	-	600
Stock based compensation expense	-	-	-	-	-	-	27,276	-	27.276
Net loss	-	-	-	-	-	-	-	(2,092,507)	(2,092,507)
Balance at June 30, 2023 (Predecessor)	5,155,703	$4,077,560	22,764,764	$38,023,784	9,068,899	$907	$989,744	$(40,331,081)	$(39,340,430)

	Convertible Preferred Stock						Additional		Total
	Series Seed		Series A		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023 (Predecessor)	5,155,703	$4,077,560	22,764,764	$38,023,784	9,068,899	$907	$1,031,219	$(43,089,821)	$(42,057,695)
Stock based compensation expense	-	-	-	-	-	-	4,431	-	4,431
Net loss	-	-	-	-	-	-	-	(572,211)	(572,211)
Balance at February 13, 2024 (Predecessor)	5,155,703	$4,077,560	22,764,764	$38,023,784	9,068,899	$907	$1,035,650	$(43,662,032)	$(42,625,475)

	Convertible Preferred Stock				Series A		Additional	Stock
	Series A		Series B		Common Stock		Paid-in	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total
Balance at February 14, 2024 (Successor)	10,039	$8,937,852	-	$-	14,531,847	$1,452	$53,898,434	$(2,000,000)	$(63,185,641)	$(2,347,903)
Issuance of Series B shares sold to investors	-	-	626	500,000	-	-	-	(500,000)	-	-
Stock-based compensation	-	-	-	-	-	-	96,289	-	-	96,289
Net loss	-	-	-	-	-	-	-	-	(1,727,483)	(1,727,483)
Balance at March 31, 2024 (Successor)	10,039	$8,937,852	626	$500,000	14,531,847	$1,452	$53,994,723	$(2,500,000)	$(64,913,124)	$(3,979,097)
Cash received for Series B stock subscription	-	-	-	-	-	-	-	500,000	-	500,000
Issuance of Series A shares for rounding purchases	3	1,875	-	-	-	-	128	-	-	2,003
Issuance of common stock for Arena Equity Line of Credit (ELOC)	-	-	-	-	345,566	35	499,965	-	-	500,000
Purchases of Common Stock under Keystone ELOC, net of issuance costs of $933,345	-	-	-	-	7,860,351	786	1,699,327	(194,971)	-	1,505,142
Stock-based compensation	-	-	-	-	-	-	1,388,738	-	-	1,388,738
Net Loss	-	-	-	-	-	-	-	-	(2,448,654)	(2,448,654)
Balance at 6/30/2024 (Successor)	10,042	$8,939,727	626	$500,000	22,737,764	$2,273	$57,582,881	$(2,194,971)	$(67,361,778)	$(2,531,868)

See accompanying notes tothe condensed consolida58ted financial statements.

CERO THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	For the period from February 14, 2024 through June 30, 2024 (Successor)	For the period from January 1, 2024 through February 13, 2024 (Predecessor)	For the six months ended June 30, 2023 (Predecessor)
Cash flows from operating activities:
Net loss	$(4,176,137)	$(572,211)	$(4,530,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from settlement of liabilities with vendors	(589,223)	-	-
Depreciation expense	190,591	37,356	230,776
Stock-based compensation expense	1,485,027	4,431	55,420
Amortization of right-to-use operating lease asset	237,607	115,859	320,259
Amortization of debt discount	-	(1,875)	-
Non-cash interest expense	-	-	10,865
Gain on revaluation of derivative liabilities	(4,700,000)	(320,117)	(225,165)
Change in assets and liabilities:
Prepaid expenses and other current assets	(411,224)	142,687	14,959
Accounts payable	(679,928)	128,429	686,870
Accrued liabilities	991,399	(50,370)	249,523
Operating lease liability	(328,374)	(121,589)	(323,588)
Net cash used in operating activities	(7,979,885)	(637,400)	(3,510,918)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	-	-	605,230
Issuance costs for convertible notes	-	-	(41,193)
Common stock subscription deposit	-	-	1,875
Cash proceeds from exercise of common stock options	-	-	5,767
Proceeds from share purchases under ELOC, net of issuance costs of $933,345	2,238,488	-	-
Proceeds from issuance of Series A Preferred Stock, net	6,757,700	-	-
Proceeds received from sale of Series B shares	500,000	-	-
Payment of sponsor loans	(19,715)	-	-
Advances from shareholder	13,731	-	-
Payments for short term borrowings	(149,340)		-
Proceeds from short term borrowings	408,052	-	-
Net cash provided by financing activities	9,748,916	-	571,679
Net increase (decrease) in cash and cash equivalents	1,769,031	(637,400)	(2,939,239)
Cash, restricted cash and cash equivalents at beginning of period	1,877,995	1,601,255	6,819,564
Cash, restricted cash and cash equivalents at end of period	$3,647,026	$963,855	$3,880,325

Supplemental cash flow information:
Cash and cash equivalents	$3,567,270	$884,099	$3,800,569
Restricted cash	79,756	79,756	79,756
Cash, restricted cash and cash equivalents	$3,647,026	$963,855	$3,880,325
Non-cash financing activities:
Issuance of common shares to Keystone Capital LLC for equity line of credit	$250,000	$-	$-
Issuance of common shares to Arena Investors LP for equity line of credit	$500,000	$-	$-

See accompanying notes to the condensed consolidated financial statements.

CERO THERAPEUTICS HOLDINGS, INC.
Notes to Condensed CONSOLIDATED Financial Statements

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations – CERo Therapeutics Holdings, Inc. F/K/A Phoenix Biotech Acquisition Corp. (NASDAQ: PBAX, “PBAX”) was incorporated in Delaware on June 8, 2021. PBAX was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (a “business combination”).

Business Combination Agreement - On June 6, 2023, CERo Therapeutics, Inc. (“Predecessor”), which was incorporated in Delaware on September 23, 2016, and based in South San Francisco, California, entered into a Business Combination Agreement and Plan of Reorganization (the “BCA”) with PBCE Merger Sub, Inc., a wholly-owned subsidiary of PBAX, and PBAX, with the surviving operating entity being named CERo Therapeutics Holdings, Inc. (“Successor” or the “Company”), and such transaction, the “Merger”.

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

The BCA was amended on February 5, 2024 and again on February 13, 2024. The Merger closed on February 14, 2024 (the “Closing”), at which time the following occurred:

1.	The outstanding shares of Predecessor’s Preferred Stock were converted into 4,415,495 shares of Common Stock, par value $0.0001 per share (the “Common Stock”), valued at $21,635,926.

2.	The outstanding shares of Predecessor’s common stock were converted into 584,505 of shares of Common Stock, valued at $2,864,074.

3.	Each holder of Predecessor’s common stock received a pro rata portion of up to 1.2 million earnout shares of restricted Common Stock (the “BCA Earnout shares”), valued at $5,880,000, 1,000,000 of which are subject to vesting upon the achievement of certain stock price-based earnout targets and 200,000 of which are subject to vesting upon a change of control, respectively.

4.	Certain holders of Predecessor’s common stock received a pro rata portion of 875,000 earnout shares of Common Stock (the “Reallocation shares”), valued at $4.29 million, which became fully vested upon the Closing.

5.	Certain holders of Predecessor’s common stock and convertible bridge notes received a pro rata portion of 1.0 million earnout shares (the “IND Earnout shares”) of restricted Common Stock, valued at $4,900,000, which are subject to vesting upon the Company’s filing an investigational new drug (“IND”) application with the Food and Drug Administration (“FDA”). The earning of these shares will be accompanied by a forfeiture of 1,000,000 restricted shares of Common Stock held by the sponsor upon receipt of an acknowledgement notice by the Sponsor.

6.	Each outstanding Predecessor option was converted into an option to purchase a number of shares of Common Stock, equal to the Predecessor’s common stock underlying the option multiplied by the Exchange Ratio, at an exercise price per share equal to the Predecessor option exercise price divided by the Exchange Ratio.

7.	Each warrant to purchase the Predecessor’s preferred stock was converted into a warrant to acquire a number of shares of Common Stock obtained by dividing the warrant as-if-exercised liquidation preference by $10.00, with the exercise price equal to the total Predecessor warrant exercise amount divided by the number of shares of Common Stock issuable upon exercise.

8.	The Predecessor’s bridge notes automatically converted into shares of the Company’s Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), at a conversion price equal to $750 per share of Series A Preferred Stock.

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

The following is a summary of the purchase price calculation (unaudited).

Number of shares of Common Stock	5,000,000
Multiplied by PBAX’s share price, as of the Closing	$5.85
Total	$29,250,000
Fair value of PBAX founder’s shares converted to shares of Common Stock and transferred to Predecessor stockholders	$5,118,750
Fair value of contingent Common Stock consideration	$12,870,000
Total Common Stock consideration	$47,238,750
Assumed liabilities	3,311,153
Total purchase price	$50,549,903

The allocation of the purchase price was as follows (unaudited).

Cash	$963,855
Net working capital (excluding cash and cash equivalents)	(1,819,514)
Fixed assets	929,346
Acquired in-process research and development	45,640,000
Net assets acquired	45,713,687
Loss on consolidation of VIE	4,836,216
Total purchase price	$50,549,903

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

	Convertible Preferred Stock		Series A		Additional	Stock
	Series A		Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total
PBAX Closing Equity as of February 13, 2024	-	$-	5,481,250	$547	$-	$-	$(12,709,426)	$(12,708,879)
Forfeiture of founders shares	-	-	(875,000)	(88)	88	-	-	-
Adjusted shares outstanding	-	-	4,606,250	459	88	-	(12,709,426)	(12,708,879)
Shares issued as consideration in the Merger	-	-	8,075,000	808	47,237,942	-	-	47,238,750
Loss on VIE consolidation	-	-	-	-	-	-	(4,836,215)	(4,836,215)
Expense IPR&D	-	-	-	-	-	-	(45,640,000)	(45,640,000)
Reclassification of public shares	-	-	82,047	8	911,349	-	-	911,357
Issuance of common stock as payment to vendors	-	-	1,649,500	165	3,182,385	-	-	3,182,550
Elimination of deferred underwriting fees	-	-	-	-	5,690,000	-	-	5,690,000
Reclassification of earnout liability	-	-	-	-	(4,900,000)	-	-	(4,900,000)
Conversion of CERo bridge notes and accrued interest into Series A preferred stock	630	627,154	-	-	-	-	-	627,154
Conversion of working capital loan into Series A preferred stock	1,555	1,555,000	-	-	-	-	-	1,555,000
Issuance of Series A shares sold to investors	7,854	6,755,698	-	-	(856,663)	-	-	5,899,035
Issuance of Series A Warrants	-	-	-	-	2,000,000	(2,000,000)	-	-
Issuance of common shares to Keystone Capital LLC for equity line of credit	-	-	119,050	12	633,333	-	-	633,345
Opening Equity at February 14, 2024 (Successor)	10,039	$8,937,852	14,531,847	$1,452	$53,898,434	$(2,000,000)	$(63,185,641)	$(2,347,903)

Going concern – The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital to fund its research and development (“R&D”) activities and meet its obligations on a timely basis. As of June 30, 2024, the Company reported $3.6 million of cash, restricted cash and cash equivalents, with an accumulated deficit of $66.4 million. Additional funds are necessary to maintain current operations and to continue R&D activities. The Company expects to seek additional funding in the form of equity financings or debt, however, there can be no assurance that sufficient funding will be available to allow the Company to successfully continue its R&D activities and planned regulatory filings with the Food and Drug Administration (the “FDA”). If the Company is unable to obtain necessary funds, significant reductions in spending and the delay or cancellation of planned activities may be necessary. These actions would have a material adverse effect on the Company’s business, results of operations, and prospects. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements are issued. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Unless the context otherwise requires, the “Company,” for periods prior to the Closing, refers to CERo Therapeutics, Inc. (“Predecessor”), and for the periods after the Closing, refers to CERo Therapeutics Holdings, Inc. (“Successor” or the “Company”). As a result of the Merger, the results of operations, financial position and cash flows of the Predecessor and the Company are not directly comparable. CERo Therapeutics, Inc. was deemed to be the predecessor entity. Accordingly, the historical financial statements of CERo Therapeutics, Inc. became the historical financial statements of the combined Company, upon the consummation of the Merger. As a result, the financial statements included in this report reflect (i) the historical operating results of CERo Therapeutics, Inc. prior to the Merger and (ii) the combined results of the Company, CERo Therapeutics Holdings, Inc., following the Closing. The accompanying unaudited condensed consolidated financial statements include a Predecessor period, which includes the period through February 13, 2024 concurrent with the Merger, and a Successor period from February 14, 2024 through June 30, 2024. A black line between the Successor and Predecessor periods has been placed in the condensed consolidated financial statements and in the tables to the notes to the condensed consolidated financial statements to highlight the lack of comparability between these two periods.

Use of estimates- The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses incurred during the reporting period. Items subject to such estimates and assumptions include the estimates of the fair values of acquired in-process research and development, convertible preferred stock, common stock, earnout share liabilities, stock-based compensation expense, the present value of right-to-use assets and lease liabilities, and the valuation allowance associated with deferred tax assets. Actual results could differ from those estimates.

Cash, restricted cash, and cash equivalents – The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents. As of June 30, 2024 for the Company and December 31, 2023 for Predecessor, cash and cash equivalents consist of cash deposited with banks, including a money market sweep account. Restricted cash for Predecessor and the Company consists of $79,756 held on account by a financial institution as collateral for a demand letter of credit issued as a real estate security deposit.

Concentration of credit risk – Financial instruments that potentially subject the Company to credit risk consist primarily of cash, cash equivalents, and restricted cash. The Company’s cash, cash equivalents, and restricted cash are on deposit with two financial institutions that management believes are of sufficiently high credit quality. Deposits at any of the Company’s financial institutions may, at times, exceed federal insured limits.

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

Impairment of long-lived assets – The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. Through June 30, 2024, the Predecessor and the Company have not experienced any impairment losses on its long-lived assets.

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

The following table summarizes the number of shares of Common Stock issuable upon conversion or exercise, as applicable, of convertible securities, stock options, and warrants that were not included in the calculation of diluted net loss per share because such shares are antidilutive:

	June 30, 2024	June 30, 2023
	(Successor)	(Predecessor)
Conversion of convertible preferred stock issued and outstanding	1,054,100	27,920,467
Conversion of convertible preferred stock underlying convertible preferred stock warrants	237,400	1,849,638
Exercise of common warrants into common stock	10,160,249	-
Common stock reserved for employee stock option plan (ESPP)	527,182	-
Common stock underlying outstanding options	5,039,721	894,500
	17,018,652	30,664,605

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	June 30, 2024	December 31, 2023
	(Successor)	(Predecessor)
Laboratory equipment	$2,507,839	$2,507,839
Computers	38,323	38,323
Furniture	8,429	8,429
Less: Accumulated depreciation	(1,815,836)	(1,587,889)
	$738,755	$966,702

Depreciation expense for the period from February 14, 2024 through June 30, 2024 for Successor was $190,591. Predecessor depreciation expense for the period January 1, 2024 through February 13, 2024 and for the six months ended June 30, 2023 was $37,356 and $230,776, respectively. The Company’s depreciation expense for the three months ended June 30, 2024 and the Predecessor’s depreciation expense for the three months ended June 30, 2023 was $114,304 and $115,388, respectively.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2024	December 31, 2023
	(Successor)	(Predecessor)
Employee-related liabilities	$243,122	$68,697
Accrued taxes	78,448	-
Accrued legal expenses	20,000	46,466
Accrued interest	-	27,637
Penalty for late S-1 filing and effectiveness	645,693	-
Accrued research and development	144,619	-
Other accrued expenses	25,601	1,833
	$1,157,483	$144,633

NOTE 6 – Leases

The Company holds a five-year lease for laboratory and office space. The lease has escalating contractual rent and variable rent components and the Company elected to separate the contractual and variable elements for valuing the lease liability and right-to-use asset. The lease does not have any options for extension or expansion. The Company recorded the following lease costs:

	For the three months ended June 30,		For the period from February 14, 2024 through June 30,	For the period from January 1, 2024 through February 13,	For the six months ended June 30,
	2024	2023	2024	2024	2023
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Operating leases:
Operating lease cost	$237,925	$230,995	$356,371	$110,885	$461,991
Variable operating lease cost	174,349	147,962	264,504	84,401	340,925
Total lease cost	$412,274	$378,957	$620,875	$195,286	$802,916

	June 30, 2024	December 31, 2023
	(Successor)	(Predecessor)
Right-of-use assets, net	$1,836,099	$2,189,565
Operating lease liabilities, current	$821,318	$769,092
Operating lease liabilities, non-current	1,073,310	1,575,499
Total operating lease liabilities	$1,894,628	$2,344,591

Weighted-average remaining lease term of operating leases (in years)	2.25	2.75
Weighted-average discount rate for operating leases	9.60%	9.60%

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the Company’s condensed consolidated balance sheets as of June 30, 2024:

Maturity of the Company’s lease liabilities as of June 30, 2024:

Remainder of 2024	$406,059
2025	990,055
2026	726,394
Total lease payments	2,122,508
Less: imputed interest	(227,880)
Total lease liabilities	$1,894,628

NOTE 7 – STOCKHOLDERS’ DEFICIT

Successor Series A Convertible Preferred Stock

The Company designated 12,580 shares of its authorized preferred stock as the Series A Preferred Stock and the rights, preferences and privileges of the Series A Preferred Stock are summarized below.

Each share of Series A Preferred Stock has a stated value of $1,000 per share and, when issued, the Series A Preferred Stock was fully paid and non-assessable. The Series A Preferred Stock, ranks senior to all other Company capital stock unless required holder votes are obtained to create a class of stock senior to Series A Preferred Stock.

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

Conversion: Each holder of Series A Preferred Stock may convert at any time, all, or any part, of the outstanding Series A Preferred Stock into shares of the Common Stock at the initial “Conversion Price” of $10.00, which is subject to customary adjustments for stock splits. The Company’s Board of Directors has the right, at any time, with the written consent of the Required Holders (as defined in the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock (the “Series A Certificate of Designations”)), to lower the fixed conversion price to any amount and for any period of time. If 90 days or 180 days following the occurrence of the effective date of the registration statement filed pursuant to the PIPE Registration Rights Agreement, the Conversion Price then in effect is greater than the greater of $1.00 and the Market Price then in effect (the “Adjustment Price”), the Conversion Price shall automatically lower to the Adjustment Price.

Alternate Conversion: Following the occurrence and during the continuance of a Trigger Event (as defined below), each holder may alternatively elect to convert the Series A Preferred Stock at the “Alternate Conversion Price” equal to the lesser of the Conversion Price and the greater of $1.00 (the “Conversion Price Floor”) or 80% of the 5-day volume weighted average price of a share of Common Stock. Trigger events include customary terms related to exchange listing, registration rights, failure to deliver shares on conversion or exercise of derivative instruments, or insolvency. Notwithstanding the Conversion Price Floor, if the Conversion Price Floor is greater than 80% of the 5-day volume weighted average price of a share of Common Stock, then the Conversion Amount (as defined in the Certificates of Designations, (as defined below) is increased by a multiplier resulting in the convertibility of the shares of Series A Preferred Stock into the number of shares of Common Stock that would have been issuable if the Alternate Conversion Price had been equal to such lower volume weighted average price.

Redemptions: Upon bankruptcy or liquidation, Series A Preferred Stock will be redeemed at a 25% premium (50% premium after 180 days after issuance) to the greater of the conversion amount or the number of shares multiplied by the highest closing price within the preceding 20 days. Additionally, the Company may voluntarily redeem the Series A Preferred Stock as at 20% premium to the greater of the conversion amount or the number of shares multiplied by the highest closing price within the preceding 20 days.

The holders of the Series A Preferred Stock have no voting rights.

In February 2024, The Company consummated a private placement (the “Series A PIPE Financing”) of 10,039 shares of Series A Preferred Stock, warrants to purchase 612,746 shares of Common Stock (the “Common Warrants”) and warrants to purchase 2,500 shares of Series A Preferred Stock (the “Preferred Warrants”) (See Note 8 below), pursuant to the Amended and Restated Securities Purchase Agreement, dated February 14, 2024, by and among the Company, PBAX and certain accredited investors (the “Initial Investors”) for aggregate cash proceeds to the Company of approximately $10.0 million.

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

Due to delayed filing and declaration of effectiveness relative to the deadlines defined in the Registration Rights Agreement, the Company accrued for an aggregate $608,363 penalty as of June 30, 2024, payable in cash to the holders of Series A Preferred Stock.

Successor Series B Convertible Preferred Stock

The Company designated 626 shares of our authorized preferred stock as Series B Preferred Stock and established the rights, preferences and privileges of the Series B Preferred Stock pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series B Convertible Preferred Stock (the “Series B Certificate of Designations” and, together with the Series A Certificate of Designations, the “Certificates of Designations”), as summarized below. Except as set forth below, the Series B Preferred Stock has terms and provisions that are identical to those of the Series A Preferred Stock.

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

The Series B Preferred Stock ranks pari passu with the Series A Preferred Stock.

Due to delayed filing and declaration of effectiveness relative to the deadlines defined in the Registration Rights Agreement, the Company accrued for an aggregate $37,330 penalty as of June 30, 2024, payable in cash to the holders of Series B Preferred Stock.

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

Predecessor’s Series Seed and Series A Preferred Stock had cash redemption features outside of its control, and therefore were classified in a mezzanine section presented on the balance sheets between liabilities and stockholders’ deficit.

Purchase of Common Stock by Keystone Capital Partners under the Equity Line of Credit (“ELOC”)

On February 14, 2024, in conjunction with, and as a condition to the closing of the Series A PIPE Financing, the Company entered into a common stock purchase agreement (the “Keystone Purchase Agreement”) with Keystone Capital Partners, L.P. (“Keystone”), pursuant to which we may sell and issue, and Keystone is obligated to purchase, up to 25,000,000 shares subject to the Company obtaining all necessary stockholder approvals to issue the shares to Keystone. The price of the shares purchased by Keystone under the ELOC is 90% of various volume-weighted average price (“VWAP”) and closing price-based formulae, and requires a waiver, should the selling price be below $1.00 per share. As consideration for Keystone’s commitment to purchase shares of Common Stock pursuant to the Keystone Purchase Agreement, we issued 119,050 shares of Common Stock to Keystone. In addition, we have agreed to issue an additional $250,000 in shares of Common Stock to Keystone at each of the 90- and 180-day anniversaries of the May 1, 2024, effectiveness of the registration statement under which the shares were registered, with the number of such shares determined based upon the average of the daily VWAP for each of the five trading days immediately prior to such 90- or 180-day anniversary.

In the three months ended June 30, 2024, the Company sold approximately 7.6 million shares for gross proceeds of approximately $2.5 million under the Keystone ELOC. The Company sought and received a waiver to sell the shares below $1.00 per share. The Company also issued 250,351 and 369,401 shares of common stock to Keystone as consideration for the ELOC in the three-month period ended June 30, 2024 and the period from February 14, 2024 to June 30, 2024, respectively. The $2.5 million gross proceeds included $0.2 million of Stock Subscription Receivable for end of period purchases for which the Company had not yet received cash payment by June 30, 2024, and 1.0 million of issuance costs, including issuances of Common Stock as consideration for the ELOC.

Issuance of Common Stock to Arena Business Solutions Global SPC II, Ltd. (“Arena”)  for the Arena ELOC

On February 23, 2024, the Company entered into a common stock purchase agreement (the “Arena Purchase Agreement”) with Arena, pursuant to which we may sell and issue, and Arena is obligated to purchase, up to $25,000,000 of Common Stock. The price of the shares purchased by Arena under the ELOC is 90% of various volume-weighted average price (“VWAP”) and closing price-based formulae, and requires a waiver, should the selling price be below $0.25 per share. As consideration for Arena commitment to purchase shares of Common Stock pursuant to the Arena Purchase Agreement, the Company issued 345,566 shares of Common Stock to Arena during the three-month period ended June 30, 2024. The Company has sold no shares of Common Stock to Arena under the Arena ELOC in the six-month period ended June 30, 2024.

IND Submission and IND Earnout Shares

On June 28, 2024, the Company submitted its IND for CER-1236 to the FDA, thereby triggering the 1,000,000 IND earnout shares to be fully earned. A corresponding 1,000,000 restricted shares of Common Stock were held by Phoenix Biotech Sponsor, LLC (the “Sponsor”). The restrictions upon such shares of Common Stock held by Predecessor’s stockholders and bridge note investors will be removed and the shares of Common Stock held by the Sponsor will be retired on receipt of written acknowledgement by Sponsor.

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

Public Warrants

At June 30, 2024, there were 9,192,500 Public Warrants outstanding. The Public Warrants became exercisable 30 days after the Merger. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the Common Stock issuable upon exercise of the warrants and a current prospectus relating to such Common Stock.

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

Once the warrants became exercisable, the Company may, with 30 days prior notice, redeem the Public Warrants in whole and not in part, at a price of $0.01 per warrant if the shares underlying the warrants are registered and if the closing price of Common Stock equals or exceeds $18.00 for 20 of the prior 30 trading days. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

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

As discussed above, Predecessor accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging. Based on the exercisability of the Predecessor Preferred Warrants into Series A Preferred Stock, which had a cash redemption feature outside of the control of Predecessor, the Predecessor warrants were recorded as a derivative liability and were revalued at each reporting period, with the change in value being recorded on the Statement of Operations.

The Company’s Conversion Warrants are exercisable into Common Stock, which has no cash redemption features that require liability treatment and the Company recorded the Conversion Warrants as equity.

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

We have the right, conditional upon the share price of CERO stock to be trading above $1.00 per share, to require the holders of Preferred Warrants to exercise such Preferred Warrants into up to an aggregate number of shares of Preferred Stock equal to the holder’s pro rata amount of 2,000 shares of Preferred Stock.

The Preferred Warrants prohibit us from entering into specified fundamental transactions unless the Successor assumes all of our obligations under the Preferred Warrants under a written agreement before the transaction is completed. Upon specified corporate events, a holder of the Preferred Warrants will thereafter have the right to receive upon an exercise such shares, securities, cash, assets or any other property whatsoever which the holder would have been entitled to receive upon the happening of the applicable corporate event had the Preferred Warrant been exercised immediately prior to the applicable corporate event.

The Company’s Preferred Warrants are exercisable into Series A Preferred Stock, which has no cash redemption features that require liability treatment. The Company has recorded the Preferred Warrants as equity.

The Company warrants outstanding at June 30, 2024 are presented below:

		Preferred Warrants (Predecessor)	Public Warrants (Successor)	Conversion Warrants (Successor)	Common Warrants (Successor)	Series A Preferred Warrants (Successor)	Weighted average exercise price	Weighted average remaining life

6/30/2024	Balance June 30, 2024	-	9,222,504	324,999	612,746	2,500	$11.56	4.40

NOTE 9 – FAIR VALUE MEASUREMENTS

Predecessor estimated the fair value of the Predecessor Series A Preferred Stock Warrants at December 31, 2023, using Black-Scholes with the following assumptions:

December 31,
2023
(Predecessor)
Risk-free interest rate	5.40%
Expected life (in years)	0.25
Expected dividend yield	-%
Expected volatility	65.90%

The Company initially recorded the Earnout liability at estimated fair value using a Monte Carlo analysis and has revalued the Earnout liability at each subsequent period. The Monte Carlo analysis used the following assumptions:

	June 30,	February 14
	2024	2024
	(Successor)	(Successor)
Starting share price	$0.30	$4.90
Tranche 1 trigger price	$1.25	$3.20
Tranche 2 trigger price	$1.50	$3.85
Contractual term	3.6	4.0
Volatility	90%	90%
Risk-free interest rate	4.33%	4.20%

At June 30, 2024 for the Successor and December 31, 2023 for the Predecessor, the fair value of derivative liabilities were classified as follows:

The classification of the fair value of derivative liabilities and the change in the fair value measurement using significant inputs (Level 3) for the period from December 31, 2022 through June 30, 2023 and December 31, 2023 through February 14, 2024 for Predecessor and February 14, 2024 through June 30, 2024 for the Company is presented below:

	Level 1	Level 2	Level 3	Total

Preferred stock warrant liability (Predecessor):
Balance at January 1, 2024	$-	$-	$320,117	$320,117
Reclassification of warrant liability to equity	-	-	(320,117)	(320,117)
Balance at February 13, 2024	-	-	-	-
Earnout liability (Successor):
Balance at February 14, 2024	-	-	4,900,000	4,900,000
(Gain) on revaluation of earnout liability	-	-	(1,800,000)	(1,800,000)
Balance at March 31, 2024	-	-	3,100,000	3,100,000
(Gain) on revaluation of earnout liability	-	-	(2,900,000)	(2,900,000)
Balance at June 30, 2024	$-	$-	$200,000	$200,000

	Level 1	Level 2	Level 3	Total
Preferred stock warrant liability (Predecessor):
Balance at January 1, 2023	$-	$-	$610,381	$610,381
Loss on revaluation of warrant liability	-	-	36,657	36,657
Balance at March 31, 2023	-	-	647,038	647,038
Change in fair value	-	-	(261,822)	(261,822)
Balance at June 30, 2023	$-	$-	$385,216	$385,216

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

Predecessor’s Stock option activity for the period from December 31, 2022 through June 30, 2023 and December 31, 2023 through February 14, 2024 and the Company’s stock option activity for the period from February 14, 2024 through June 30, 2024, was as follows:

	Outstanding Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance, December 31, 2023 (Predecessor)	782,499	$0.27	6.86
Options cancelled (Predecessor)	(782,499)	$0.27
Balance, February 14, 2024 (Predecessor)	-	$-	-

Balance, February 14, 2024 (Predecessor)	-	$-	-
Options granted (Successor)	5,039,721	$1.68
Balance, June 30, 2024 (Successor)	5,039,721	$1.68	9.81

The intrinsic value of Predecessor options exercised during the six-month period ended June 2023 was $8,491. No options were exercised in the six-month period ended June 30, 2024.

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

The Company estimated the fair value of stock options granted during the period February 14, 2024 through June 30, 2024 using Black-Scholes with the following weighted average assumptions:

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

For the period from February 14, 2024 through June 30, 2024, the Company recorded stock-based compensation expense of $1.5 million, of which $0.9 million was related to research and development and $0.6 million was related to general and administrative. For the period from January 1, 2024 through February 13, 2024, Predecessor recorded an immaterial amount of stock-based compensation expense. For the three-month period ended June 30, 2024, the Company recorded stock-based compensation expense of $1.4 million, of which $0.8 million was related to research and development and $0.6 million was related to general and administrative.

For the six-month period ended June 30, 2023, Predecessor recorded stock-based compensation expense of $0.06 million, of which $0.05 million was related to research and development and $0.01 million was related to general and administrative. For the three-month period ended June 30, 2023, the Predecessor recorded stock-based compensation expense of $0.03 million, of which $0.03 million was related to research and development and $0 was related to general and administrative.

As of June 30, 2024, the Company had $3.8 million of unamortized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 2.1 years. The weighted average grant date calculated fair value per share of the Company’s options granted during the period from February 14, 2024, through June 30, 2024, was $1.76.

There were no Predecessor options granted in the six-month period ended June 30, 2023.

NOTE 11 – 401(k) RETIREMENT SAVINGS PLAN

The Company sponsors a 401(k) defined contribution plan covering eligible employees who elect to participate. The Company is allowed to make discretionary profit sharing and 401(k) matching contributions as defined in the plan and as approved by the board of directors. The Company’s contributions for the period from February 14, 2024 through June 30, 2024, was $23,760 and Predecessor contributions during the period from January 1, 2024 through February 13, 2024 was $0. The Company’s contributions for the three-months ended June 30, 2024 was $15,907. The Predecessor made no contributions in the three- or six-months ended June 30, 2023.

NOTE 12 – Subsequent Events

On July 5, 2024, the resale registration statement on Form S-1, which included the shares of Common Stock underlying the conversion of the Series A Preferred Stock and Series B Preferred Stock, was declared effective. On the effectiveness of this S-1, the conversion price of the Preferred Stock reset to $1.00 per share. The Certificates of Designations define a number of conditions that trigger an Alternate Conversion Right, such right extending from the onset of the condition to 20 trading days after the condition is cured. Due to late registration, the period of Alternate Conversion Right was from July 5, 2024 to August 2, 2024. The Alternate Conversion Right triggered by late registration resulted in a 25% premium added to the conversion amount. At the time of Alternate Conversion, the Alternate Conversion Price is the lowest of (a) the Conversion Price and (b) the greater of i) the floor price and ii) 80% of the lowest daily VWAP of the Common Stock during the five trading days immediately preceding the date of conversion notice submission. However, because the floor price was greater than 80% of the five-day volume-weighted average price of a share of Common Stock, the conversion amount was further increased by a multiplier resulting in the convertibility of the shares of Series A Preferred Stock and Series B Preferred Stock into the number of shares of Common Stock that would have been issuable if the Alternate Conversion Price had been equal to such lower volume weighted average price.

As of August 13, 2024, warrants to purchase 38 shares of Series A Preferred A Stock converted into shares of Common Stock after being exercised, 2,777 shares of Series A Preferred Stock were converted into shares of Common Stock, and 140 shares of Series B Preferred Stock were converted into shares of Common Stock, for an aggregate of approximately 26.9 million shares of Common Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information which CERo Therapeutics Holdings, Inc. (“the Company”) management believes is relevant to an assessment and understanding of its results of operations and financial condition. The discussion should be read together with the Company’s financial statements and related notes that are presented above. This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements resulting from various factors. Please see “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023), filed with the Securities and Exchange Commission (the “SEC”). Unless the context otherwise requires, references in this section to “Predecessor” is intended to mean the business and operations of CERo Therapeutics, Inc. prior to the Merger.

Overview

CERo Therapeutics, Inc. (Predecessor) was incorporated in Delaware on September 23, 2016, and is based in South San Francisco, California. Predecessor was focused on developing its therapeutic platform to genetically engineer human immune cells to fight cancer and did not begin clinical development or product commercialization. The Company’s efforts will focus on continued product development, including clinical development, to support regulatory approval to commercialize and subsequent product commercialization.

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

On February 13, 2024, Predecessor, PBAX and Merger Sub entered into Amendment No. 2 to the Business Combination Agreement to create two additional pools of earnout shares (the “Earnout Shares”) of PBAX Class A Common Stock (one pool of which contains 875,000 shares, and one pool of which contains 1,000,000 shares of PBAX Class A Common Stock) and make certain other technical changes to the timing and process for issuance of the 1,200,000 shares of PBAX Class A Common Stock subject to the other earnout conditions set forth in the Business Combination Agreement.

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

In addition, the holders of Predecessor common stock and Predecessor preferred stock have the contingent right to receive the Earnout Shares. At the Closing, the Company issued three pools of shares of Common Stock subject to forfeiture if the applicable conditions to transferability thereof are not satisfied: (i) 1,200,000 shares of Common Stock, which will be fully vested upon the achievement of certain adjusted stock price-based earnout targets or upon a qualifying transaction (ii) 875,000 shares of Common Stock, pursuant to a Letter Agreement, dated as of February 14, 2024 which were fully vested at Closing of the Merger and which were issued as an offset to the Sponsor Share Forfeiture Agreement, and (iii) 1,000,000 shares of Common Stock, which were fully vested upon the June 28, 2024 achievement of certain regulatory milestone-based earnout targets.

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

Recent Developments

Investigational New Drug Application Submission

On June 28, 2024, the Company submitted an Investigational New Drug Application (“IND”) for its product candidate, CER-1236, to the Food and Drug Administration (the “FDA”). On July 26, 2024, the Company was informed by the FDA that it has placed a clinical hold on the IND. The FDA indicated that the clinical hold has been placed as a result of insufficient data provided with regard to two issues within pharmacology and toxicology of CER-1236. The FDA indicated that, within 30 calendar days, it would provide a detailed official hold letter and requested that the Company hold its response until after receipt of such letter (the “Hold Letter”). The Company plans to work expeditiously to resolve this clinical hold so that CER-1236 may proceed to the clinic, including by beginning scientific experimental activities to address the two issues based upon the FDA communication, as well as earlier discussions with the FDA. Notwithstanding the FDA Communication and pending receipt of the Hold Letter, the Company continues to believe that it will be able to initiate the planned clinical trial by the end of 2024.

Nasdaq Notices of Non-compliance

On July 19, 2024, the Company received a letter (the “Bid Price Requirement Letter”) from the staff at The Nasdaq Global Market (“Nasdaq”) notifying the Company that, for the 30 consecutive trading days prior to the date of the Bid Price Requirement Letter, the closing bid price for the Common Stock has been below the minimum $1.00 per share required for continued listing on Nasdaq set forth in Nasdaq Listing Rule 450(a)(1), which is required for continued listing of the Common Stock on Nasdaq (the “Bid Price Requirement”).

On July 19, 2024, the Company also received a letter (the “MVPHS Letter”) from Nasdaq notifying the Company that the “Market Value of Publicly Held Shares” (the “MVPHS”) of the Common Stock had been below the minimum of $15,000,000 for the last 30 consecutive business days prior to the date of the MVPHS Letter, which is required for continued listing of the Common Stock on Nasdaq (the “MVPHS Requirement”).

Such letters are in addition to the letter from Nasdaq received by the Company on May 2, 2024 (the “MVLS Letter” and, together with the Bid Price Letter and the MVPHS Letter, the “Letters”) notifying the Company that, for the 30 consecutive trading days prior to the date of such MVLS Letter, the Common Stock had traded at a value below the minimum $50,000,000 “Market Value of Listed Securities” (“MVLS”) requirement set forth in Nasdaq Listing Rule 5450(b)(2)(A), which is required for continued listing of the Common Stock on Nasdaq (the “MVLS Requirement” and, together with the Bid Price Requirement and the MVPHS Requirement, the “Requirements”).

The Letters are only notifications of deficiency, not of imminent delisting, and have no current effect on the listing or trading of the Company’s securities on Nasdaq.

In accordance with Nasdaq listing rules 5810(c)(3)(C) and 5810(c)(3)(D), respectively, the Company has 180 calendar days, or until January 15, 2025, to regain compliance with the Requirements, except for the MVLS Requirement, with respect to which such deadline is October 29, 2024. To regain compliance with the Bid Price Requirement, the bid price of the Company’s common stock must close at $1.00 per share or more for a minimum of ten consecutive business days. To regain compliance with the MVPHS Requirement, the Company’s common stock must trade at or above a level such that the Company’s MVPHS closes at or above $15,000,000 for a minimum of ten consecutive business days. If the Company does not regain compliance with the Bid Price Requirement by January 15, 2025, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify, the Company would be required to meet the MVPHS Requirement and all other initial listing standards for The Nasdaq Global Market, except for the Bid Price Requirement. In addition, the Company would be required to notify Nasdaq of its intent to cure the deficiency during the second compliance period. In order to regain compliance with the MVPHS Requirement, the Common Stock must trade at or above a level such that the Company’s MVLS closes at or above $50,000,000 for a minimum of ten consecutive business days during the compliance period. If the Company is unable to satisfy the MVLS requirement prior to such date, the Company may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that it then satisfies the requirements for continued listing on that market).

The Company intends to actively monitor the closing bid price for its common stock, its MVPHS and its MVLS and may, if appropriate, evaluate available options to resolve these deficiencies and regain compliance with the Requirements. Such options may include seeking to qualify for continued listing under a different continued listing standard of the Nasdaq Global Market or Nasdaq Capital Market, in lieu of the MVPHS and MVLS requirements, including the Equity Standard, if the Company has sufficient stockholders’ equity at such time. While the Company is exercising diligent efforts to maintain the listing of its securities on Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing standards.

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

Components of Results of Operations

Revenue

Predecessor and the Company have not recognized any revenue from any sources, including from product sales, and the Company does not expect to generate any revenue from the sale of products in the foreseeable future. If the development efforts for the Company’s product candidates, each of which is a specific product and indication combination, are successful and result in regulatory approval, or if the Company executes license agreements with third parties, the Company may generate revenue from R&D services, from the achievement of development milestones or from milestones and royalties related to product sales. However, there can be no assurance as to when any revenues will be generated, if at all.

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

Interest and Other Income, Net

Interest and other income, net consists predominantly of interest income from interest bearing bank accounts, interest expense on payables, and the gain or loss on the revaluation of derivative liabilities, which represents the change in fair value of earnout liabilities or outstanding warrants between periods.

Results of Operations for the three-months ended June 30, 2024 and 2023

CERO THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,
	2024	2023
	(Successor)	(Predecessor)	Difference
Operating expenses:
Research and development	$2,714,344	$1,193,087	$1,521,257
General and administrative	2,433,893	1,220,659	1,213,234
Total operating expenses	5,148,237	2,413,746	2,734,491
Loss from operations	(5,148,237)	(2,413,746)	(2,734,491)

Gain from settlement of liabilities with vendor	447,335	-	447,335
Other expense	(630,775)	-	(630,775)
Change in fair value of derivative liabilities	2,900,000	261,822	2,638,178
Interest income (expense), net	(16,977)	59,417	(76,394)
Total other income	2,699,583	321,239	2,378,344

Net loss	$(2,448,654)	$(2,092,507)	$(356,147)

General and Administrative Expenses

General and administrative expenses were $2.4 million for the three-month period ended June 30, 2024 compared to $1.2 million for the three-month period ended June 30, 2023, reflecting an increase of $1.3 million. The increase in the three-month period ended June 30, 2024, over the three-month period ended June 30, 2023, was predominantly due to the expenses associated with operating as a publicly traded company. The hiring of senior management in G&A resulted in an increase of $0.9 million the three-month period ended June 30, 2024, versus the three-month period ended June 30, 2023, while reduction of business consulting expense offset $0.2 million of the increase. Expenses related to services required for SEC compliance, such as printing and transfer agency fees, totaled $0.1 million and public company insurance coverage increased insurance expenses $0.1 million in the three-month period ended June 30, 2024, versus the three-month period ended June 30, 2023. Corporate communications and website development increased $0.1 million and legal expenses increased $0.1 million in the three-month period ended June 30, 2024, versus the three-month period ended June 30, 2023, due to increased requirements of a public company. Public company director fees were $0.1 million in the three-month period ended June 30, 2024, versus no fees as a private company in the three-month period ended June 30, 2023.

Research and Development Expenses

Research and development expenses were $2.7 million for the three-month period ended June 30, 2024 compared to $1.2 million for the three-month period ended June 30, 2023, reflecting an increase of $1.5 million. The increase was related to increased research and development activity as the Company prepared and filed the IND for CER-1236. Compensation increased $0.6 million in the three-month period ended June 30, 2024, over the three-month period ended June 30, 2023, due to increases in compensation, bonus accruals, and increased stock-based compensation expense for employees. Multiple manufacturing runs were necessary to complete the IND application, increasing manufacturing costs by $0.3 million in the three-month period ended June 30, 2024, over the three-month period ended June 30, 2023. Additionally, clinical and regulatory consultants were required to complete and file the IND application, resulting in an increase in scientific consulting of $0.5 million in the three-month period ended June 30, 2024, over the three-month period ended June 30, 2023. The remaining $0.1 million increase in the three-month period ended June 30, 2024, over the three-month period ended June 30, 2023, was related to lab supplies and expenses, additional pre-clinical work and facilities rent escalation.

The Company anticipates that its R&D expenses will significantly increase in the future as the Company increases headcount, compensation expense, and contracted services for preclinical and clinical development of its product candidates, as well as for manufacturing of clinical product to be used in clinical development.

Interest and Other Income, Net

Interest and other income, net was $2.7 million for the three-month period ended June 30, 2024 compared to $0.3 million for the three-month period ended June 30, 2023, reflecting an increase of $2.4 million. The increase in the three-month period ended June 30, 2024, over the three-month period ended June 30, 2023, was predominantly due to the $2.9 million change in value of the Company’s Earnout Liability. Settlement of vendor liabilities in the three-month period ended June 30, 2024, resulted in a $0.4 million increase in income in the three-month period ended June 30, 2024 versus the three-month period ended June 30, 2023, offset by the $0.6 million other expense for the delayed S-1 penalty and a 0.3 million decrease in other income the three-month period ended June 30, 2024, related to the elimination of the gain on the revaluation of warrants in the three-month period ended June 30, 2023, and reduced interest income, net in the three-month period ended June 30, 2024.

Results of Operations for the six-months ended June 30, 2024 and 2023

The Results of Operations for the six-month period ended June 30, 2024 are pro forma as the period presented in the following table and discussion includes the Predecessor for the period from January 1, 2024 through February 13, 2024 and the Company for the period from February 14, 2024 through June 30, 2024. This pro forma period from January 1, 2024 to June 30, 2024 does not include the Merger transactions that occurred on-the-line.

CERO THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	For the six months ended June 30,
	2024
	(Pro forma, Predecessor and Successor)	2023 (Predecessor)	Difference
Operating expenses:
Research and development	$4,382,551	$2,994,528	$1,388,023
General and administrative	5,317,756	1,857,563	3,460,193
Total operating expenses	9,700,307	4,852,091	4,848,216
Loss from operations	(9,700,307)	(4,852,091)	(4,848,216)

Gain from settlement of liabilities with vendor	589,223	-	589,223
Other expense	(630,775)	-	(630,775)
Change in fair value of derivative liabilities	5,020,117	225,165	4,794,952
Interest expense, net	(26,606)	96,089	(122,695)
Total other income	4,951,959	321,254	4,630,705

Net loss	$(4,748,348)	$(4,530,837)	$(217,511)

General and Administrative Expenses

General and administrative expenses were $5.3 million for the six-month period ended June 30, 2024, compared to $1.9 million for the six-month period ended June 30, 2023, reflecting an increase of $3.4 million. The increase in the six-month period ended June 30, 2024, over the six-month period ended June 30, 2023, was predominantly due to a $1.8 million expense consisting of the remaining underwriting fees from the PBAX initial public offering, which were earned on the consummation of the business combination. Additionally, the hiring of senior management in G&A resulted in an increase of $1.1 million, including recruiting fees, offset by $0.2 million less in business consulting as functions were brought in house in the six-month period ended June 30, 2024. Legal fees declined $0.1 million in the six-month period ended June 30, 2024, versus the six-month period ended June 30, 2023. Expenses related to services required for SEC compliance, such as printing and transfer agency fees, increased $0.3 million and public company insurance coverage increased insurance expenses $0.2 million in the six-month period ended June 30, 2024, compared to the six-month period ended June 30, 2023. Corporate communications and website development, accounting and director fees each increased $0.1 million in the six-month period ended June 30, 2024 compared to the six-month period ended June 30, 2023, for an aggregate $0.3 million due to increased requirements of a public company.

Research and Development Expenses

Research and development expenses were $4.4 million for the six-month period ended June 30, 2024, compared to $3.0 million for the six-month period ended June 30, 2023, reflecting an increase of $1.4 million. The increase was related to increased R&D activity as the Company prepared and filed the IND for CER-1236. Compensation increased $0.3 million in the six-month period ended June 30, 2024, versus the six-month period ended June 30, 2023, due to increases in compensation, bonus accruals, and increased stock-based compensation expense for employees. To complete the IND application, multiple manufacturing runs were necessary, increasing manufacturing costs by $0.1 million in the six-month period ended June 30, 2024, versus the six-month period ended June 30, 2023. Additionally, clinical and regulatory consultants were required to complete and file the IND application, resulting in an increase in scientific consulting of $0.6 million in the six-month period ended June 30, 2024, versus the six-month period ended June 30, 2023. The remaining $0.4 million increase in the six-month period ended June 30, 2024, versus the six-month period ended June 30, 2023, was related to lab supplies and expenses, additional pre-clinical work and facilities rent escalation.

The Company anticipates that its R&D expenses will significantly increase in the future as the Company increases headcount, compensation expense, and contracted services for preclinical and clinical development of its product candidates, as well as for manufacturing of clinical product to be used in clinical development.

Interest and Other Income, Net

Interest and other income, net was $5.0 million for the six-month period ended June 30, 2024, compared to $0.3 million for the six-month period ended June 30, 2023, reflecting an increase of $4.7 million. The increase in 2024 relative to 2023 was predominantly due to the $4.7 million change in value of the Company’s Earnout Liability in the six-month period ended June 30, 2024. Settlement of vendor liabilities in 2024 resulted in a $0.6 million increase in income in 2024, offset by the $0.6 million other expense for the delayed S-1 penalty.

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

The Company, therefore, anticipates that substantial additional funding will be needed in connection with its continuing operations. At June 30, 2024, the Company had $3.6 million in cash, restricted cash and cash equivalents. The Company intends to devote most of the available cash to the preclinical and clinical development of its product candidates and public company compliance costs. Based on current business plans, the Company believes that the cash available at June 30, 2024 will not fund its operating expenses and capital requirements for 12 months after the filing of the unaudited financial statements for the six-month period ended June 30, 2024. The Company has arranged two equity lines of credit, one providing for the sale of up to 25,000,000 newly issued shares of Common Stock and the other providing for the purchase of up to $25 million of Common Stock on the satisfaction of certain conditions. At June 30, 2024, the Company had 17.5 million shares remaining in the first ELOC and $25 million remaining in the second ELOC. The Company has no guarantee that the conditions will be satisfied to require the purchase of all, or any additional amount, of the Equity Line of Credit (“ELOC”) funds. Any estimate as to how long the Company expects the net proceeds from the ELOC funding may fund the Company’s operations is based on assumptions that may prove to be wrong, and the Company could use its available capital resources sooner than its current expectations. Changing circumstances, some of which may be beyond the Company’s control, could result in less cash and cash equivalents available to fund operations or cause the Company to consume capital significantly faster than currently anticipated, and the Company may need to seek additional funds from additional sources sooner than planned.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical drug products, the Company is unable to estimate the exact amount of its operating capital requirements. The Company’s future funding requirements will depend on many factors, including, but not limited to those listed under “Factors Affecting Our Performance” above.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete, and the Company may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, the Company‘s product candidates, if approved, may not achieve commercial success. Commercial revenues, if any, will be derived from sales of product candidates that the Company does not expect to be commercially available in the near term, if at all. Accordingly, the Company will need to continue to rely on additional financing to achieve its business objectives. Adequate additional financing may not be available to the Company on acceptable terms, or at all. To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the terms of these equity securities or this debt may restrict the Company’s ability to operate. Any future debt financing and equity financing, if available, may involve covenants limiting and restricting the ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. If the Company raises additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, it may be required to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to the Company. If the Company is unable to raise capital when needed or on acceptable terms, the Company could be forced to delay, reduce or eliminate its R&D programs or future commercialization efforts.

Cash Flows

	For the six months ended June 30,
	2024
	(Pro forma, Predecessor and Successor)	2023 (Predecessor)	Difference

Net cash used in operating activities	$8,860,512	$3,510,918	$(5,349,594)
Net cash provided by financing activities:	9,992,143	571,679	9,420,464
Net increase (decrease) in cash and cash equivalents	$1,131,631	$(2,939,239)	$4,070,870

Net cash used in operating activities

Net cash used in operating activities increased $5.4 million from $3.5 million to $8.9 million in the six-month period ended June 30, 2023 and 2024 respectively. The increase in cash used was largely related to having a $4.8 million increase in the adjustment to net loss related to the gain on the revaluation of derivative liabilities. The difference in net loss reflected $0.3 million more cash being used in the six-month period ended June 30, 2024 versus 2023. The difference of $1.3 million of cash used to pay down accounts payable and accruals, $0.6 million in vendor settlements, and $0.4 more cash consumed on prepaid expenses in the six-month period ended June 30, 2024 versus 2023 was offset by $0.7 million in accrued expense addition, and $1.4 million less in cash adjustments due to stock-based compensation expense in the six-month period ended June 30, 2024 versus 2023. The remaining difference was an additional $0.1 million in adjustment to lease liability due to rent escalation.

Net cash provided by financing activities

Net cash provided by financing activities increased $9.1 million from $0.6 million in the three-month period ended June 30, 2023 to $9.7 million in the three-month period ended June 30, 2024. The increase was related to the net proceeds of $7.3 million from the issuance of Series A and B Preferred Stock, the net proceeds of $1.7 million for the sale of common stock under the ELOC, $0.8 million from the issuance of ELOC commitment shares to compensate the ELOC investor, and $0.2 million related to net insurance financing. These increases in cash were partially offset by the $0.6 million borrowing under the bridge loan in 2023, for which there was no equivalent in the six-month period ended June 30, 2024.

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

Predecessor and the Company define its critical accounting policies as those accounting principles that require it to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on its financial condition and results of operations, as well as the specific manner in which it applies those principles. While significant accounting policies are more fully described in Note 2 to the Company’s unaudited financial statements appearing elsewhere in this Form 10-Q, the Company believes the following are the critical accounting policies used in the preparation of its financial statements that require significant estimates and judgments.

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

There were no material changes in critical accounting estimates during the period covered by this quarterly report on Form 10-Q.

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

In the future, the Company may contract with vendors invoicing in a foreign denominated currency. As a result, the Company may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the United States dollar will be recorded based on exchange rates at the time such transactions arise. As of June 30, 2024, all transactions have been denominated in U.S. dollars.

Inflation will generally affect the Company by increasing the cost of labor and costs associated with preclinical and clinical trials and future manufacturing and commercialization activities as well as general corporate costs. The Company does not believe that inflation had a material effect on the Company’s business, financial condition or results of operations for the period ended June 30, 2024, but increased inflation may materially impact the Company in later periods of 2024 and beyond.

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

In addition, as an emerging growth company, the Company may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

●	being permitted to present only two years of audited financial statements in addition to any required unaudited interim financial statements, with correspondingly reduced disclosure in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	an exception from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended;

●	reduced disclosure about the Company’s executive compensation arrangements in its periodic reports, proxy statements and registration statements;

●	exemptions from the requirements of holding non-binding advisory votes on executive compensation or golden parachute arrangements; and

●	an exemption from compliance with the requirements of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1a. Risk Factors

Except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 2, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations  .

The issuance of shares of our Common Stock upon conversion or exercise of our outstanding Series A Preferred Stock, Series B Preferred Stock, Common Warrants and other securities that we may issue in future financing transactions may result in substantial dilution to our stockholders.

As of the date of this report, the Company currently has outstanding 7,406 shares of Series A Preferred Stock with a stated value of approximately 7.4 million, convertible into shares of Common Stock at a conversion rate of the stated value thereof divided by a conversion price of $1.00, 486 shares of Series B Preferred Stock with a stated value of approximately $0.49 million, convertible into shares of Common Stock at a conversion rate of the stated value thereof divided by a conversion price of $1.00, and 0.5 million Common Warrants to purchase shares of Common Stock at an exercise price of $1.40. Since the closing of the Business Combination through the date of this report, holders of 2,634 shares of Series A Preferred Stock and 140 shares of Series B Preferred Stock converted such shares into an aggregate of approximately 25.0 million shares of Common Stock.

Although each of the conversion price of the Series A Preferred Stock and the Series B Preferred Stock and the exercise price of the Common Warrants are above the trading price of our Common Stock as of the date of this report, if such trading price increases, such conversion prices and exercise price will not change as a result thereof and could be below the trading price of our Common Stock as of the date of any future conversion or exercise thereof, resulting in dilution to our stockholders. In addition, the terms of the Series A Preferred Stock and the Series B Preferred Stock contain certain penalties and adjustments to the amount included in determination of the conversion rate following certain breaches of the Company’s obligations thereunder, including, among other things, as a result of a failure to file or cause the SEC to declare one or more registration statements relating to the resale of the shares of Common Stock issuable upon conversion thereof by specified deadlines, certain defaults under indebtedness of the Company or judgments against the Company and failure to deliver shares of Common Stock upon conversion in a timely manner. The penalties and adjustments include a 25% premium added to the stated value for determining the conversion rate in connection with breaches other than the breach of the requirement to redeem the shares of Series A Preferred Stock and Series B Preferred Stock by August 14, 2025, which results in a 50% premium, and the addition to the stated value of an amount equal to the value of the shares of Common Stock into which the Series A Preferred Stock or Series B Preferred Stock would have been convertible if the conversion price were equal to 80% of the lowest volume weighted average price during the five trading days immediately prior to conversion. Such penalties and adjustments, which applied during the period when all of the conversions since the Business Combination described in the preceding paragraph occurred as a result of a failure to file and cause the SEC to declare a registration statement with respect to the resale of the underlying shares in a timely manner, have resulted and may in the future result in the issuance of shares of Common Stock at an effective conversion price below the trading price of our Common Stock at the time of such conversion.

We cannot assure you that we will remain in compliance with all of the terms of the Series A Preferred Stock or Series B Preferred Stock and that such penalties and adjustments will not apply in the future. In addition, we cannot assure you that we will not issue additional convertible or other derivative securities with highly dilutive penalty or adjustment provisions. As described elsewhere in this report, the Company needs to obtain financing to fund its research and development activities and, if the IND is accepted, clinical trials, as well as other operations. Under challenging conditions in the equity capital markets, particularly for pre-commercialization biotech companies, we may have no viable alternatives to agreeing to inclusion of such provisions in the terms of future financings.

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

We may experience delays in obtaining the FDA’s authorization to initiate clinical trials under future INDs and completing ongoing clinical studies of our product candidates due to a variety of factors. Additionally, we cannot be certain that preclinical studies or clinical trials for our product candidates will begin on time, not require redesign, enroll an adequate number of subjects on time, or be completed on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

●	the availability of financial resources to commence and complete the planned trials

●	the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical trials;

●	delays in obtaining regulatory approval to commence a clinical trial;

●	our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory authority that any of our product candidates are safe, potent and pure;

●	the FDA’s or the applicable foreign regulatory agency’s disagreement with our trial protocol or the interpretation of data from preclinical studies or clinical trials;

●	our inability to demonstrate that the clinical and other benefits of any of our product candidates outweigh any safety or other perceived risks;

●	the FDA’s or the applicable foreign regulatory agency’s requirement for additional preclinical studies or clinical trials;

●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for licensure;

●	the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain licensure of our product candidates in the United States or elsewhere;

●	reaching agreement on acceptable terms with prospective CDMOs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CDMOs and clinical trial sites;

●	obtaining IRB or ethics committee approval at each clinical trial site;

●	recruiting an adequate number of suitable patients to participate in a clinical trial;

●	having subjects complete a clinical trial or return for post-treatment follow-up;

●	clinical trial sites deviating from clinical trial protocol or dropping out of a clinical trial;

●	addressing subject safety concerns that arise during the course of a clinical trial;

●	adding a sufficient number of clinical trial sites;

●	obtaining sufficient product supply of product candidate for use in preclinical studies or clinical trials from third-party suppliers;

●	the FDA’s or the applicable foreign regulatory agency’s findings of deficiencies or failure to approve the manufacturing processes or facilities of third-party manufacturers upon which we rely; or

●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

●	We may experience numerous adverse or unforeseen events during, or as a result of, preclinical studies and clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

●	we may receive feedback from regulatory authorities that requires us to modify the design of our clinical trials;

●	we may obtain a result from preclinical studies such as a binder specificity study or a safety toxicology study that require us to modify the design of our clinical trials, abandon our research efforts for product candidates, or result in delays;

●	clinical trials of our product candidates may produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional clinical trials or abandon our research efforts for our other product candidates;

●	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of our clinical trials at a higher rate than we anticipate;

●	our third-party contractors may fail to comply with regulatory requirements, fail to maintain adequate quality controls or be unable to provide us with sufficient product supply to conduct and complete preclinical studies or clinical trials of our product candidates in a timely manner, or at all;

●	we or our investigators might have to suspend or terminate clinical trials of our product candidates for various reasons, including non-compliance with regulatory requirements, a finding that our product candidates have undesirable side effects or other unexpected characteristics or a finding that the participants are being exposed to unacceptable health risks;

●	the cost of clinical trials of our product candidates may be greater than we anticipate;

●	the quality of our product candidates or other materials necessary to conduct preclinical studies or clinical trials of our product candidates may be insufficient or inadequate;

●	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate; and

●	future collaborators may conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us.

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such clinical trials are being conducted, by the Data Safety Monitoring Board for such clinical trial or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical trial protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from the product candidates, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, in July 2024, we announced a clinical hold as a result of insufficient data provided with regard to two issues within pharmacology and toxicology of CER-1236. We plan to work expeditiously to resolve this clinical hold so that CER-1236 may proceed to the clinic, but there is no guarantee that we will be able to address the clinical hold issues to FDA’s satisfaction or in a timely manner to resume development.

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

The FDA has placed a clinical hold on CER-1236. If the FDA does not remove the clinical hold in a timely basis, or at all, our development timelines and our business may be adversely affected, and our stock price may decline.

As previously announced by the Company in July 2024, the FDA placed a full clinical hold on CER-1236 as a result of insufficient data provided with regard to two issues within pharmacology and toxicology of CER-1236. We plan to work expeditiously to resolve this clinical hold so that CER-1236 may proceed to the clinic, but there is no guarantee that we will be able to address the clinical hold issues to FDA’s satisfaction or in a timely manner to resume development.  If the FDA does not lift the clinical hold in a timely manner, or at all, our long-term development timeline for CER-1236 and our business, financial condition or results of operations, may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between June 5, 2024 and August 13, 2024, the Company issued approximately 25.4 million shares of our common stock to accredited investors in connection with the conversion of an aggregate of 2,777 shares of our Series A Preferred Stock, which were previously issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act, at a weighted average effective conversion price equal to $0.11 The issuance was exempt from registration under Section 3(a)(9) of the Securities Act.

Between June 5, 2024 and August 13, 2024, the Company issued approximately 1.2 million shares of our Common Stock to accredited investors in connection with the conversion of an aggregate of 140 shares of our Series B Preferred Stock, which were previously issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act, at a weighted average effective conversion price equal to $0.11 Each issuance of shares of Common Stock upon conversion was exempt from registration under Section 3(a)(9) of the Securities Act.

On June 10, 2024, the Company issued 254,351 shares of our common stock to an accredited investor in connection with an exercise of warrants to purchase 38 shares of Series A Preferred Stock, which were immediately converted to common shares, which were previously issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act, at an effective exercise price equal to $1,000 and a conversion price of $0.15. The issuance was exempt from registration under Section 3(a)(9) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter covered by this report.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3	Second Amended and Restated Certificate of Incorporation of CERo Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

3.2	Second Amended and Restated Bylaws of CERo Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File-the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments.

*	Filed herewith.

^	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERO THERAPEUTICS HOLDINGS, INC.

Date: August 14th, 2024	By:	/s/ Brian G. Atwood
	Name:	Brian G. Atwood
	Title:	Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 14th, 2024	By:	/s/ Charles R. Carter
	Name:	Charles R. Carter
	Title:	Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)