Form 10-Q
period 2024-09-30
CERO THERAPEUTICS HOLDINGS, INC.
filed 2024-11-19
CIK 1870404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 19, 2024, there were 150,312,572 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

CERO THERAPEUTICS HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED September 30, 2024

TABLE OF CONTENTS

		Page
PART 1 - FINANCIAL INFORMATION		1

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets as of September 30, 2024 (Successor) and December 31, 2023 (Predecessor)	1
	Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2024 (Successor), Periods from February 14, 2024 through September 30, 2024 (Successor), January 1, 2024 through February 13, 2024 (Predecessor) and for the Three and Nine Months Ended September 30, 2023 (Predecessor)	2
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the three months ended September 30, 2024 (Successor), Periods from February 14, 2024 through September 30, 2024 (Successor), January 1, 2024 through February 13, 2024 (Predecessor) and for the Three and Nine Months Ended September 30, 2023 (Predecessor)	3
	Condensed Consolidated Statements of Cash Flows for the Period from February 14, 2024 through September 30, 2024 (Successor), January 1, 2024 through February 13, 2024 (Predecessor) and for the Nine Months Ended September 30, 2023 (Predecessor)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36
Item 4.	Controls and Procedures	36

PART II - OTHER INFORMATION		37

Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	42
Item 6.	Exhibits	42

SIGNATURES		43

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

●	our financial performance;

●	our ability to obtain additional cash and the sufficiency of our existing cash, cash equivalents and marketable securities to fund our future operating expenses and capital expenditure requirements, including the development and, if approved, commercialization of our product candidates;

●	our ability to realize the benefits expected from the business combination (the “Merger”) pursuant to the Business Combination Agreement, dated as of June 4, 2023, as amended from time to time (as amended, the “Business Combination Agreement”), by and among CERo Therapeutics, Inc. (“Predecessor”), Phoenix Biotech Acquisition Corp. (“PBAX”) and PBCE Merger Sub, Inc. (“Merger Sub”);

●	successfully defend litigation that may be instituted against us in connection with the Merger;

●	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;

●	the scope, progress, results and costs of developing CER-1236 or any other product candidates we may develop, and conducting preclinical studies and clinical trials;

●	the timing and costs involved in obtaining and maintaining regulatory approval of CER-1236 or any other product candidates we may develop, and the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations or accelerated approvals for our drug candidates for various indications;

●	current and future agreements with third parties in connection with the development and commercialization of CER-1236 or any other future product candidate;

●	our ability to advance product candidates into and successfully complete clinical trials;

●	the ability of our clinical trials to demonstrate the safety and efficacy of CER-1236 and any other product candidates we may develop, and other positive results;

●	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

●	the rate and degree of market acceptance of our product candidates;

●	our plans relating to the commercialization of CER-1236 and any other product candidates we may develop, if approved, including the geographic areas of focus and our ability to grow a sales team;

●	the success of competing drugs, therapies or other products that are or may become available;

●	developments relating to our competitors and our industry, including competing product candidates and therapies;

●	our plans relating to the further development and manufacturing of CER-1236 and any other product candidates we may develop, including additional indications that we may pursue for CER-1236 or other product candidates;

●	existing regulations and regulatory developments in the United States and other jurisdictions;

●	our potential and ability to successfully manufacture and supply CER-1236 and any other product candidates we may develop for clinical trials and for commercial use, if approved;

ii

●	the rate and degree of market acceptance of CER-1236 and any other product candidates we may develop, as well as the pricing and reimbursement of CER-1236 and any other product candidates we may develop, if approved;

●	our expectations regarding our ability to obtain, maintain, protect and enforce intellectual property protection for CER-1236 and for any other product candidate;

●	our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of third parties;

●	our ability to realize the anticipated benefits of any strategic transactions;

●	our ability to attract and retain the continued service of our key personnel and to identify, hire, and then retain additional qualified personnel and our ability to attract additional collaborators with development, regulatory and commercialization expertise;

●	our ability to maintain proper and effective internal controls;

●	the ability to obtain or maintain the listing of our Common Stock and public warrants on the NASDAQ Stock Market;

●	the impact of macroeconomic conditions and geopolitical turmoil on our business and operations;

●	our expectations regarding the period during which we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012 and as a smaller reporting company under the federal securities laws; and

●	our anticipated use of our existing cash, cash equivalents and marketable securities.

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

iii

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

CERO THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024 (Successor)	December 31, 2023 (Predecessor)
	(unaudited)
ASSETS

Cash, restricted cash, and cash equivalents	$3,380,204	$1,601,255
Prepaid expenses and other current assets	334,279	368,780
Total current assets	3,714,483	1,970,035

Deferred offering costs	500,000	-
Operating lease right-of-use assets	1,652,614	2,189,565
Property and equipment, net	624,900	966,702
Total assets	$6,491,997	$5,126,302

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Accounts payable	$6,667,073	$1,671,745
Accrued liabilities	1,692,527	144,633
Common stock subscription deposit	-	1,875
Operating lease liability	931,023	769,092
Short-term notes payable, net	102,274	599,692
Earnout liability	30,000	-
Common stock warrant liability	-	320,117
Total current liabilities	9,422,897	3,507,154

Operating lease liability, net of current portion	771,525	1,575,499
Total liabilities	10,194,422	5,082,653

Commitments and contingencies
Convertible preferred stock, $0.0001 par value per share, issuable in series:
Series Seed: 5,155,703 shares authorized, issued and outstanding at December 31, 2023; aggregate liquidation preference of $4,154,981 at December 31, 2023	-	4,077,560
Series A: 24,614,402 shares authorized, 22,764,764 shares issued and outstanding at December 31, 2023; aggregate liquidation preference of $39,999,967 at December 31, 2023	-	38,023,784
Total convertible preferred stock	-	42,101,344

Stockholders’ deficit
Series C Convertible Preferred stock, $0.0001 par value; 2,853 shares authorized, issued and outstanding at September 30, 2024	1,249,999	-
Series A Convertible Preferred stock, $0.0001 par value; 12,580 shares authorized; 3,075 issued and outstanding at September 30, 2024	1,972,727	-
Series B Convertible Preferred stock, $0.0001 par value; 626 shares authorized; 486 issued and outstanding at September 30, 2024	360,000	-

Class A common stock; $0.0001 par value; 1 billion shares authorized; 147,542,572 shares issued and outstanding at September 30, 2024	14,753	-
Common stock, $0.0001 par value, 45,350,000 shares authorized, 9,068,899 shares issued and outstanding at December 31, 2023	-	907
Additional paid-in capital	66,363,448	1,031,219
Stock subscription receivable	(2,073,607)	-
Accumulated deficit	(71,589,745)	(43,089,821)
Total stockholders’ deficit	(3,702,425)	(42,057,695)
Total liabilities, convertible preferred stock and stockholders’ deficit	$6,491,997	$5,126,302

See accompanying notes to the condensed consolidated financial statements.

CERO THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the period from February 14, 2024 through September 30,	For the period from January 1, 2024 through February 13,	For the nine months ended September 30,
	2024	2023	2024	2024	2023
	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
Operating expenses:
Research and development	$1,774,210	$1,277,558	$5,392,569	$764,192	$4,270,472
General and administrative	2,628,028	258,013	7,812,843	132,941	2,283,404
Total operating expenses	4,402,238	1,535,571	13,205,412	897,133	6,553,876
Loss from operations	(4,402,238)	(1,535,571)	(13,205,412)	(897,133)	(6,553,876)

Other income	-	-	589,223	-	-
Other expense	(147)	-	(630,922)	-	-
Change in fair value of derivative liabilities	170,000	186,067	4,870,000	320,117	411,230
Interest income, net	4,418	157	(26,993)	4,805	118,251
Total other income	174,271	186,224	4,801,308	324,922	529,481

Net loss	$(4,227,967)	$(1,349,347)	$(8,404,104)	$(572,211)	$(6,024,395)
Net loss per share:
Basic and diluted	$(0.09)	$(0.15)	$(0.28)	$(0.06)	$(0.67)

Weighted average common shares outstanding:
Basic and diluted	49,675,773	9,068,899	30,000,286	9,068,899	9,058,608

See accompanying notes to the condensed consolidated financial statements.

CERO THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED
STOCK AND STOCKHOLDERS’ DEFICIT
(Unaudited)

	Convertible Preferred Stock						Additional		Total
	Series Seed		Series A		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022 (Predecessor)	5,155,703	$4,077,560	22,764,764	$38,023,784	9,044,733	$904	$928,560	$(35,800,244)	$(34,870,780)
Issuance of common stock from exercise of stock options	-	-	-	-	16,666	2	5,165	-	5,167
Stock based compensation expense	-	-	-	-	-	-	28,144	-	28,144
Net loss	-	-	-	-	-	-	-	(2,438,330)	(2,438,330)
Balance at March 31, 2023 (Predecessor)	5,155,703	$4,077,560	22,764,764	$38,023,784	9,061,399	$906	$961,869	$(38,238,574)	$(37,275,799)
Issuance of common stock from exercise of stock options	-	-	-	-	7,500	1	599	-	600
Stock based compensation expense	-	-	-	-	-	-	27,277	-	27,277
Net loss	-	-	-	-	-	-	-	(2,236,718)	(2,236,718)
Balance at June 30, 2023 (Predecessor)	5,155,703	$4,077,560	22,764,764	$38,023,784	9,068,899	$907	$989,745	$(40,475,292)	$(39,484,640)
Stock based compensation expense	-	-	-	-	-	-	23,498	-	23,498
Net loss	-	-	-	-	-	-	-	(1,349,347)	(1,349,347)
Balance at September 30, 2023 (Predecessor)	5,155,703	$4,077,560	22,764,764	$38,023,784	9,068,899	$907	$1,013,243	$(41,824,639)	$(40,810,489)

	Convertible Preferred Stock						Additional		Total
	Series Seed		Series A		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023 (Predecessor)	5,155,703	$4,077,560	22,764,764	$38,023,784	9,068,899	$907	$1,031,219	$(43,089,821)	$(42,057,695)
Stock based compensation expense	-	-	-	-	-	-	4,431	-	4,431
Net loss	-	-	-	-	-	-	-	(572,211)	(572,211)
Balance at February 13, 2024 (Predecessor)	5,155,703	$4,077,560	22,764,764	$38,023,784	9,068,899	$907	$1,035,650	$(43,662,032)	$(42,625,475)

	Convertible Preferred Stock						Series A		Additional	Stock
	Series A		Series B		Series C		Common Stock		Paid-in	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total
Balance at February 14, 2024 (Successor)	10,039	$8,937,852	-	$-	-	$-	14,531,847	$1,452	$53,898,434	$(2,000,000)	$(63,185,641)	$(2,347,903)
Issuance of Series B shares sold to investors	-	-	626	500,000	-	-	-	-	-	(500,000)	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	96,289	-	-	96,289
Net loss	-	-	-	-	-	-	-	-	-	-	(1,727,483)	(1,727,483)
Balance at March 31, 2024 (Successor)	10,039	$8,937,852	626	$500,000	-	-	14,531,847	$1,452	$53,994,723	$(2,500,000)	$(64,913,124)	$(3,979,097)
Cash received for Series B stock subscription	-	-	-	-	-	-	-	-	-	500,000	-	500,000
Issuance of Series A shares for rounding purchases	3	1,875	-	-	-	-	-	-	128	-	-	2,003
Issuance of common stock for Arena Equity Line of Credit (ELOC)	-	-	-	-	-	-	345,566	35	499,965	-	-	500,000
Purchases of Common Stock under Keystone ELOC, net of issuance costs of $933,345	-	-	-	-	-	-	7,860,351	786	1,699,327	(194,971)	-	1,505,142
Stock-based compensation	-	-	-	-	-	-	-	-	1,388,738	-	-	1,388,738
Net loss	-	-	-	-	-	-	-	-	-	-	(2,448,654)	(2,448,654)
Balance at June 30, 2024 (Successor)	10,042	$8,939,727	626	$500,000	-	-	22,737,764	$2,273	$57,582,881	$(2,194,971)	$(67,361,778)	$(2,531,868)
Issuance of shares of Series A Preferred Stock on exercise of Series A Preferred Warrants	38	38,000	-	-	-	-	-	-	(38,000)	38,000	-	38,000
Issuance of common stock for Keystone ELOC	-	-	-	-	-	-	1,613,944	161	(161)	-	-	-
Purchases of shares of Common Stock under Keystone ELOC	-	-	-	-	-	-	12,997,921	1,300	1,704,431	194,971	-	1,900,702
Issuance of shares of Common Stock on conversion of Series A Preferred Stock	(7,005)	(7,005,000)	-	-	-	-	108,948,903	10,895	6,994,105	-	-	-
Issuance of shares of Common Stock on conversion of Series B Preferred Stock	-	-	(140)	(140,000)	-	-	1,244,040	124	139,876	-	-	-
Issuance of shares of Series C Preferred Stock sold to investors, net of issuance costs of $434,428	-	-	-	-	2,853	1,249,999	-	-	(434,428)	(111,607)	-	703,964
Stock-based compensation	-	-	-	-	-	-	-	-	414,744	-	-	414,744
Net loss	-	-	-	-	-	-	-	-	-	-	(4,227,967)	(4,227,967)
Balance at September 30, 2024 (Successor)	3,075	$1,972,727	486	$360,000	2,853	$1,249,999	147,542,572	$14,753	$66,363,448	$(2,073,607)	$(71,589,745)	$(3,702,425)

See accompanying notes to the condensed consolidated financial statements.

CERO THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	For the period from February 14, 2024 through September 30, 2024 (Successor)	For the period from January 1, 2024 through February 13, 2024 (Predecessor)	For the nine months ended September 30, 2023 (Predecessor)
Cash flows from operating activities:
Net loss	$(8,404,104)	$(572,211)	$(6,024,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from settlement of liabilities with vendors	(589,223)	-	-
Depreciation expense	304,446	37,356	346,164
Stock-based compensation expense	1,899,771	4,431	78,919
Amortization of right-to-use operating lease asset	421,092	115,859	486,283
Amortization of debt discount	-	(1,875)	-
Non-cash interest expense	-	-	24,816
Gain on revaluation of derivative liabilities	(4,870,000)	(320,117)	(411,232)
Change in assets and liabilities:
Prepaid expenses and other current assets	(146,618)	142,687	41,689
Accounts payable	(360,204)	128,429	892,765
Accrued liabilities	1,526,821	(50,370)	229,361
Operating lease liability	(520,454)	(121,589)	(493,587)
Net cash used in operating activities	(10,738,473)	(637,400)	(4,829,217)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	-	-	605,230
Issuance costs for convertible notes	-	-	(41,194)
Common stock subscription deposit	-	-	1,875
Cash proceeds from exercise of common stock options	-	-	5,767
Proceeds from share purchases under ELOC, net of issuance costs of $1,133,333	4,139,190	-	-
Proceeds received from sale of shares of Series A Preferred Stock, net of $1,096,300 in issuance costs	6,757,700	-	-
Proceeds received from sale of shares of Series B Preferred Stock	500,000	-	-
Proceeds received from sale of shares of Series C Preferred Stock, net of $434,428 in issuance costs	703,964
Payment of sponsor loans	(19,715)	-	-
Advances from shareholder	13,731	-	-
Payments for short term borrowings	(300,240)		-
Proceeds from short term borrowings	408,052	-	-
Proceeds from Preferred Warrant exercises	38,000		-
Net cash provided by financing activities	12,240,682	-	571,678
Net increase (decrease) in cash and cash equivalents	1,502,209	(637,400)	(4,257,539)
Cash, restricted cash and cash equivalents at beginning of period	1,877,995	1,601,255	6,819,564
Cash, restricted cash and cash equivalents at end of period	$3,380,204	$963,855	$2,562,025

Supplemental cash flow information:
Cash and cash equivalents	$3,305,448	$884,099	$2,482,269
Restricted cash	79,756	79,756	79,756
Cash, restricted cash and cash equivalents	$3,380,204	$963,855	$2,562,025
Non-cash financing activities:
Issuance of common shares to Keystone Capital LLC for equity line of credit	$500,000	$-	$-
Issuance of common shares to Arena Investors LP for equity line of credit	$500,000	$-	$-

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

The BCA was amended on February 5, 2024 and again on February 13, 2024. The Merger closed on February 14, 2024 (the “Closing”), at which time the following occurred:

1.	The outstanding shares of Predecessor’s Preferred Stock were converted into 4,415,495 shares of Common Stock, par value $0.0001 per share (the “Common Stock”), valued at $21,635,926.

2.	The outstanding shares of Predecessor’s common stock were converted into 584,505 shares of Common Stock, valued at $2,864,074.

3.	Each holder of Predecessor’s common stock received a pro rata portion of up to 1.2 million earnout shares of restricted Common Stock (the “BCA Earnout shares”), valued at $5,880,000, 1,000,000 of which are subject to vesting upon the achievement of certain stock price-based earnout targets and 200,000 of which are subject to vesting upon a change of control, respectively.

4.	Certain holders of Predecessor’s common stock received a pro rata portion of 875,000 earnout shares of Common Stock (the “Reallocation shares”), valued at $4.29 million, which became fully vested upon the Closing.

5.	Certain holders of Predecessor’s common stock and convertible bridge notes received a pro rata portion of 1.0 million earnout shares (the “IND Earnout shares”) of restricted Common Stock, valued at $4,900,000, which vested when the Company filed an investigational new drug (“IND”) application with the Food and Drug Administration (“FDA”). The earning of these shares were accompanied by a forfeiture of 1,000,000 restricted shares of Common Stock held by the sponsor following receipt of an acknowledgement notice by the Sponsor.

6.	Each outstanding Predecessor option was converted into an option to purchase a number of shares of Common Stock, equal to the Predecessor’s common stock underlying the option multiplied by the Exchange Ratio, at an exercise price per share equal to the Predecessor option exercise price divided by the Exchange Ratio.

7.	Each warrant to purchase the Predecessor’s preferred stock was converted into a warrant to acquire a number of shares of Common Stock obtained by dividing the warrant as-if-exercised liquidation preference by $10.00, with the exercise price equal to the total Predecessor warrant exercise amount divided by the number of shares of Common Stock issuable upon exercise.

8.	The Predecessor’s bridge notes automatically converted into shares of the Company’s Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), at a conversion price equal to $750 per share of Series A Preferred Stock.

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

Going concern – The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital to fund its research and development (“R&D”) activities and meet its obligations on a timely basis. As of September 30, 2024, the Company reported $3.4 million of cash, restricted cash and cash equivalents, with an accumulated deficit of $71.6 million. Additional funds are necessary to maintain current operations and to continue R&D activities. The Company expects to seek additional funding in the form of equity financings or debt, however, there can be no assurance that sufficient funding will be available to allow the Company to successfully continue its R&D activities and planned regulatory filings with the FDA. If the Company is unable to obtain necessary funds, significant reductions in spending and the delay or cancellation of planned activities may be necessary. These actions would have a material adverse effect on the Company’s business, results of operations, and prospects. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements are issued. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

On February 14, 2024, the Company completed the Merger with CERo Therapeutics, Inc., with CERo Therapeutics, Inc. surviving the Merger as a wholly-owned subsidiary of the Company, the accounting acquirer. The transaction was accounted for as a forward Merger asset acquisition.

Unless the context otherwise requires, the “Company,” for periods prior to the Closing, refers to CERo Therapeutics, Inc. (“Predecessor”), and for the periods after the Closing, refers to CERo Therapeutics Holdings, Inc. (“Successor” or the “Company”). As a result of the Merger, the results of operations, financial position and cash flows of the Predecessor and the Company are not directly comparable. CERo Therapeutics, Inc. was deemed to be the predecessor entity. Accordingly, the historical financial statements of CERo Therapeutics, Inc. became the historical financial statements of the combined Company, upon the consummation of the Merger. As a result, the financial statements included in this report reflect (i) the historical operating results of CERo Therapeutics, Inc. prior to the Merger and (ii) the combined results of the Company, CERo Therapeutics Holdings, Inc., following the Closing. The accompanying unaudited condensed consolidated financial statements include a Predecessor period, which includes the period through February 13, 2024 concurrent with the Merger, and a Successor period from February 14, 2024 through September 30, 2024. A black line between the Successor and Predecessor periods has been placed in the condensed consolidated financial statements and in the tables to the notes to the condensed consolidated financial statements to highlight the lack of comparability between these two periods.

Use of estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses incurred during the reporting period. Items subject to such estimates and assumptions include the estimates of the fair values of acquired in-process research and development, convertible preferred stock, common stock, earnout share liabilities, stock-based compensation expense, the present value of right-to-use assets and lease liabilities, and the valuation allowance associated with deferred tax assets. Actual results could differ from those estimates.

Cash, restricted cash, and cash equivalents – The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents. As of September 30, 2024 for the Company and December 31, 2023 for Predecessor, cash and cash equivalents consist of cash deposited with banks, including a money market sweep account. Restricted cash for Predecessor and the Company consists of $74,756 and $74,756, respectively, held on account by a financial institution as collateral for a demand letter of credit issued as a real estate security deposit.

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

Impairment of long-lived assets – The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. Through September 30, 2024, the Predecessor and the Company have not experienced any impairment losses on its long-lived assets.

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

The fair value of equity awards that are expected to vest is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense is recognized net of actual forfeitures when they occur, as an increase to additional paid-in capital in the condensed consolidated balance sheets and in research and development or, general and administrative expenses in the condensed consolidated statements of operations. All stock-based compensation costs are recorded in the condensed consolidated statements of operations based upon the underlying employee’s role within the Company.

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

The following table summarizes the number of shares of Common Stock issuable upon conversion or exercise, as applicable, of convertible securities, stock options, and warrants that were not included in the calculation of diluted net loss per share because such shares are antidilutive:

	September 30, 2024	September 30, 2023
	(Successor)	(Predecessor)
Conversion of convertible preferred stock issued and outstanding	84,770,124	27,920,467
Conversion of convertible preferred stock underlying convertible preferred stock warrants	49,797,736	1,849,638
Exercise of common warrants into common stock	18,305,411	-
Common stock reserved for employee stock option plan (ESPP)	527,182	-
Common stock underlying outstanding options	2,657,486	894,500
	156,057,939	30,664,605

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	September 30, 2024	December 31, 2023
	(Successor)	(Predecessor)
Laboratory equipment	$2,507,839	$2,507,839
Computers	38,323	38,323
Furniture	8,429	8,429
Less: Accumulated depreciation	(1,929,691)	(1,587,889)
	$624,900	$966,702

Depreciation expense for the period from February 14, 2024 through September 30, 2024 for Successor was $304,446. Predecessor depreciation expense for the period January 1, 2024 through February 13, 2024 and for the nine months ended September 30, 2023 was $37,356 and $346,164, respectively. The Company’s depreciation expense for the three months ended September 30, 2024 and the Predecessor’s depreciation expense for the three months ended September 30, 2023 was $113,855 and $115,388, respectively.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30, 2024	December 31, 2023
	(Successor)	(Predecessor)
Employee-related liabilities	$49,117	$68,697
Accrued taxes	85,148	-
Accrued legal expenses	172,000	46,466
Accrued interest	-	27,637
Penalty for late S-1 filing and effectiveness	645,693	-
Accrued consulting and professional services	538,000	-
Accrued toxicology expense	144,619	-
Accrued clinical services	26,879	-
Other accrued expenses	31,071	1,833
	$1,692,527	$144,633

NOTE 6 – Leases

The Company holds a five-year lease for laboratory and office space. The lease has escalating contractual rent and variable rent components and the Company elected to separate the contractual and variable elements for valuing the operating lease liability and right-to-use asset. The lease does not have any options for extension or expansion. The Company recorded the following lease costs:

	For the three months ended September 30,		For the period from February 14, 2024 through September 30,	For the period from January 1, 2024 through February 13,	For the nine months ended September 30,
	2024	2023	2024	2024	2023
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Operating leases:
Operating lease cost	$229,331	$233,375	$585,702	$110,885	$695,365
Variable operating lease cost	177,056	147,942	441,560	84,401	488,867
Total lease cost	$406,387	$381,317	$1,027,262	$195,286	$1,184,232

	September 30, 2024	December 31, 2023
	(Successor)	(Predecessor)
Right-of-use assets, net	$1,652,614	$2,189,565
Operating lease liabilities, current	$931,023	$769,092
Operating lease liabilities, non-current	771,525	1,575,499
Total operating lease liabilities	$1,702,548	$2,344,591

Weighted-average remaining lease term of operating leases (in years)	2.00	2.75
Weighted-average discount rate for operating leases	9.60%	9.60%

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the Company’s condensed consolidated balance sheets as of September 30, 2024:

Maturity of the Company’s lease liabilities as of September 30, 2024:

Remainder of 2024	$168,133
2025	990,055
2026	726,394
Total lease payments	1,884,582
Less: imputed interest	(182,034)
Total lease liabilities	$1,702,548

NOTE 7 – STOCKHOLDERS’ DEFICIT

Successor Series A Convertible Preferred Stock

The Company designated 12,580 shares of its authorized preferred stock as the Series A Preferred Stock and the rights, preferences and privileges of the Series A Preferred Stock are summarized below.

Each share of Series A Preferred Stock has a stated value of $1,000 per share and, when issued, the Series A Preferred Stock was fully paid and non-assessable. The Series A Preferred Stock, ranks senior to all other Company capital stock unless required holder votes are obtained to create a class of stock senior to Series A Preferred Stock. The requisite holders of Series A Preferred Stock consented to the issuance of the Series C Preferred Stock described below, which ranks senior to the Series A Preferred Stock and Series B Preferred Stock.

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

Conversion: Each holder of Series A Preferred Stock may convert at any time, all, or any part, of the outstanding Series A Preferred Stock into shares of the Common Stock at the initial “Conversion Price” of $10.00, which is subject to customary adjustments for stock splits. The Company’s Board of Directors has the right, at any time, with the written consent of the Required Holders (as defined in the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock (the “Series A Certificate of Designations”)), to lower the fixed conversion price to any amount and for any period of time. If 90 days or 180 days following the occurrence of the effective date of the registration statement filed pursuant to the PIPE Registration Rights Agreement, the Conversion Price then in effect is greater than the greater of $1.00 and the Market Price then in effect (the “Adjustment Price”), the Conversion Price shall automatically lower to the Adjustment Price. In connection with such adjustment provisions, the Conversion Price has been reset to $1.00.

Alternate Conversion: Following the occurrence and during the continuance of a Trigger Event (as defined below), each holder may alternatively elect to convert the Series A Preferred Stock at the “Alternate Conversion Price” equal to the lesser of the Conversion Price and the greater of $1.00 (the “Conversion Price Floor”) or 80% of the 5-day volume weighted average price of a share of Common Stock. Trigger events include customary terms related to exchange listing, registration rights, failure to deliver shares on conversion or exercise of derivative instruments, or insolvency. Notwithstanding the Conversion Price Floor, if the Conversion Price Floor is greater than 80% of the 5-day volume weighted average price of a share of Common Stock, then the Conversion Amount (as defined in the Certificates of Designations, (as defined below) is increased by a multiplier resulting in the convertibility of the shares of Series A Preferred Stock into the number of shares of Common Stock that would have been issuable if the Alternate Conversion Price had been equal to such lower volume weighted average price. Such multiplier has been in effect since the registration statement for the resale of shares of Common Stock issuable upon conversion of the Series A Preferred Stock was declared effective on July 5, 2024 because such effectiveness was after the applicable deadline therefore and, as a result of such multiplier, such registration statement registered fewer than the maximum number of shares of Common Stock issuable upon such conversion.

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

In February 2024, the Company consummated a private placement (the “Series A PIPE Financing”) of 10,039 shares of Series A Preferred Stock, warrants to purchase 612,746 shares of Common Stock (the “February 2024 PIPE Common Warrants”) and warrants to purchase 2,500 shares of Series A Preferred Stock (the “Preferred Warrants”) (See Note 8 below), pursuant to the Amended and Restated Securities Purchase Agreement, dated February 14, 2024, by and among the Company, PBAX and certain accredited investors (the “Initial Investors”) for aggregate cash proceeds to the Company of approximately $10.0 million, including cash previously received for bridge loan proceeds.

A portion of such Series A Preferred Stock was issued as consideration for the cancellation of outstanding indebtedness, including a promissory note of PBAX amounting to $1,555,000 and the Predecessor’s convertible notes amounting to $627,154.

The Company accounts for preferred stock as either equity or debt-like securities based on an assessment of the Preferred Stock rights and preferences and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging. The Company has concluded that the Series A and Series B Preferred Stock, which have no cash redemption features outside of the Company’s control are treated as equity. The Company has also concluded that the Series A Common Warrants do not possess redemption features outside of the Company’s control and are treated as equity.

Due to delayed filing and declaration of effectiveness relative to the deadlines defined in the Registration Rights Agreement, the Company accrued for an aggregate $608,363 penalty as of June 30, 2024, payable in cash to the holders of Series A Preferred Stock.

In the three months ended September 30, 2024, 7,005 shares of Series A Preferred Stock were converted into 108,948,903 shares of Common Stock. As of September 30, 2024, there were 3,075 remaining shares of Series A Preferred Stock, which were convertible into 62,196,602 shares of Common Stock.

Successor Series B Convertible Preferred Stock

The Company designated 626 shares of its authorized preferred stock as Series B Preferred Stock and established the rights, preferences and privileges of the Series B Preferred Stock pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series B Convertible Preferred Stock (the “Series B Certificate of Designations” and, together with the Series A Certificate of Designations, the “Certificates of Designations”), as summarized below. Except as set forth below, the Series B Preferred Stock has terms and provisions that are identical to those of the Series A Preferred Stock.

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

In the three months ended September 30, 2024, 140 shares of Series B Preferred Stock were converted into 1,244,040 shares of Common Stock. As of September 30, 2024, there were 486 remaining shares of Series B Preferred Stock, which were convertible into 9,830,097 shares of Common Stock.

Successor Series C Convertible Preferred Stock

The Company designated 2,853 shares of its authorized preferred stock as the Series C Preferred Stock and the rights, preferences and privileges of the Series C Preferred Stock are summarized below.

Each share of Series C Preferred Stock has a stated value of $1,000 per share and, when issued, the Series C Preferred Stock was fully paid and non-assessable. The Series C Preferred Stock, ranks senior to all other Company capital stock unless required holder votes are obtained to create a class of stock senior to Series C Preferred Stock.

Ranking: The Series C Preferred Stock are senior in rank with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company to the Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock, and Common Stock. The Company shall not, without the consent of the Required Holders, authorize or issue any shares of senior rank with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company, shares of pari passu rank with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company, or shares of junior ranking stock that have a maturity or redemption date prior to the first anniversary of the Series C Preferred Stock issuance date.

Dividend and Participation Rights: The holders of Series C Preferred Stock will be entitled to dividends, on an as-if converted basis, equal to and in the same form as dividends actually paid on shares of Common Stock, when and if actually paid. Series C Preferred Stockholders will be entitled to participate pro rata in any purchase rights extended to holders of Common Stock on an as-converted basis.

Conversion: Each holder of Series C Preferred Stock may convert at any time, all, or any part, of the outstanding Series A Preferred Stock into shares of the Common Stock at the initial “Conversion Price” of $0.224, which is subject to customary adjustments for stock splits.

Alternate Conversion: Following the occurrence and during the continuance of a Trigger Event (as defined below), each holder may alternatively elect to convert the Series C Preferred Stock at the “Alternate Conversion Price” equal to the lesser of the then current Conversion Price and the greater of $0.0196 (the “Conversion Price Floor”) or 80% of the trailing 5-day daily volume weighted average price of a share of Common Stock. Trigger events include customary terms related to exchange listing, registration rights, failure to deliver shares on conversion or exercise of derivative instruments, or insolvency. Notwithstanding the Conversion Price Floor, if the Conversion Price Floor is greater than 80% of the 5-day volume weighted average price of a share of Common Stock, then the Conversion Amount (as defined in the Certificates of Designations) for such Series C Preferred Stock is increased by a multiplier resulting in the convertibility of the shares of Series C Preferred Stock into the number of shares of Common Stock that would have been issuable if the Alternate Conversion Price had been equal to such lower volume weighted average price.

Redemptions: Upon bankruptcy or liquidation, Series C Preferred Stock will be redeemed at a 25% premium to the conversion amount multiplied by the highest Alternative Conversion Price within the preceding 20 days multiplied by 125% of the greatest closing sale price of the Common Stock on any day immediately following public announcement of insolvency and the date the entire redemption payment has been made. Additionally, the Company may voluntarily redeem the Series C Preferred Stock as at 25% premium to the greater of the conversion amount or the number of shares multiplied by the highest closing price within the preceding 20 days.

The holders of the Series C Preferred Stock have no voting rights.

In September 2024, the Company consummated a private placement (the “Series C PIPE Financing”) of 2,853 shares of Series C Preferred Stock and warrants to purchase 8,175,166 shares of Common Stock (the “September 2024 PIPE Common Warrants”) (See Note 8 below), pursuant to the Securities Purchase Agreement, dated September 25, 2024, by and among the Company and certain accredited investors for aggregate cash proceeds to the Company of approximately $1.25 million.

The Company accounts for preferred stock as either equity or debt-like securities based on an assessment of the Preferred Stock rights and preferences and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging. The Company has concluded that the Series C Preferred Stock, which has no cash redemption features outside of the Company’s control are treated as equity. The Company has also concluded that the Series C Common Warrants do not possess redemption features outside of the Company’s control and are treated as equity.

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

Purchase of Common Stock by Keystone Capital Partners under the Equity Line of Credit (“ELOC”)

On February 14, 2024, in conjunction with, and as a condition to the closing of the Series A PIPE Financing, the Company entered into a common stock purchase agreement (the “Keystone Purchase Agreement”) with Keystone Capital Partners, L.P. (“Keystone”), pursuant to which we may sell and issue, and Keystone is obligated to purchase, up to 25,000,000 shares subject to the Company obtaining all necessary stockholder approvals to issue the shares to Keystone. The price of the shares purchased by Keystone under the ELOC is 90% of various volume-weighted average price (“VWAP”) and closing price-based formulae, and requires a waiver, should the selling price be below $1.00 per share. As consideration for Keystone’s commitment to purchase shares of Common Stock pursuant to the Keystone Purchase Agreement, we issued an aggregate of 1,864,345 shares of Common Stock to Keystone.

In the three and nine months ended September 30, 2024, the Company sold approximately 13.0 million shares for gross proceeds of approximately 1.7 million, and 20.9 million shares for gross proceeds of approximately $1.7 and $4.3 million, respectively, under the Keystone ELOC. The Company sought and received a waiver to sell the shares below $1.00 per share. The Company also issued 1,613,944 and 1,864,295 shares of common stock to Keystone as consideration for the ELOC in the three-month period ended September 30, 2024 and the period from February 14, 2024 to September 30, 2024, respectively.

Issuance of Common Stock to Arena Business Solutions Global SPC II, Ltd. (“Arena”)  for the Arena ELOC

On February 23, 2024, the Company entered into a common stock purchase agreement (the “Arena Purchase Agreement”) with Arena, pursuant to which we may sell and issue, and Arena is obligated to purchase, up to $25,000,000 of Common Stock. The price of the shares purchased by Arena under the ELOC is 90% of various VWAP and closing price-based formulae, and requires a waiver, should the selling price be below $0.25 per share. As consideration for Arena commitment to purchase shares of Common Stock pursuant to the Arena Purchase Agreement, the Company issued no shares and 345,566 shares of Common Stock to Arena during the three and nine-month period ended September 30, 2024, respectively. The Company has sold no shares of Common Stock to Arena under the Arena ELOC in the nine-month period ended September 30, 2024.

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

Public Warrants

At September 30, 2024, there were 9,192,500 Public Warrants outstanding, each with a right to purchase one share of Common Stock for $11.50. The Public Warrants became exercisable 30 days after the Merger. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the Common Stock issuable upon exercise of the warrants and a current prospectus relating to such Common Stock. The warrants were registered under a resale registration statement on Form S-1 (File No. 333-279156), which was declared effective by the Securities and Exchange Commission on July 5, 2024.

Notwithstanding the foregoing, warrant holders may, during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the Merger or earlier upon redemption or liquidation.

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

February 2024 PIPE Common Warrants (Successor)

The Company’s February 2024 PIPE Common Warrants are initially exercisable for cash at an exercise price equal to the greater of (x) $9.20 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events) and (y) the closing price of the Common Stock on the trading day immediately prior to the Subscription Date (as defined in the February 2024 PIPE Common Warrant Agreement). The exercise price is subject to adjustment for stock splits, combinations and similar events, and, in the event of stock dividends and splits, the number of shares of Common Stock issuable upon the exercise of the February 2024 PIPE Common Warrants will also be adjusted so that the aggregate exercise price shall be the same immediately before and immediately after any such adjustment. On Stockholder approval for the issuance of shares underlying the warrants, granted April 30, 2024, the exercise price of the February 2024 PIPE Common Warrants was adjusted to $1.39 per share, per the terms of the Securities Purchase Agreement.

The February 2024 PIPE Common Warrants will be exercisable beginning six months after the issuance date (the “Initial Exercisability Date”) and expiring on the third anniversary of the Initial Exercisability Date. The February 2024 PIPE Common Warrants require “buy-in” payments to be made by us for failure to deliver any shares of Common Stock issuable upon exercise.

If at the time of exercise of the February 2024 PIPE Common Warrants, there is no effective registration statement registering the shares of the Common Stock underlying the Common February 2024 PIPE Warrants, such warrants may be exercised on a cashless basis pursuant to their terms.

If we issue options, convertible securities, warrants, shares, or similar securities to holders of Common Stock, each holder of February 2024 PIPE Common Warrants has the right to acquire the same as if the holder had exercised its February 2024 PIPE Common Warrants. The holders of February 2024 PIPE Common Warrants are entitled to receive any dividends paid or distributions made to our holders of Common Stock on an “as if converted” basis.

The February 2024 PIPE Common Warrants prohibit us from entering into specified fundamental transactions unless the successor entity assumes all of our obligations under the February 2024 PIPE Common Warrants under a written agreement before the transaction is completed. Upon specified corporate events, a holder of February 2024 PIPE Common Warrants will thereafter have the right to receive upon an exercise such shares, securities, cash, assets or any other property whatsoever which the holder would have been entitled to receive upon the happening of the applicable corporate event had the February 2024 PIPE Common Warrants been exercised immediately prior to the applicable corporate event. When there is a transaction involving specified changes of control, a holder of February 2024 PIPE Common Warrants will have the right to force us to repurchase the holder’s February 2024 PIPE Common Warrants for a purchase price in cash equal to the Black-Scholes value, as calculated under the February 2024 PIPE Common Warrants, of the then unexercised portion of the February 2024 PIPE Common Warrants.

The Company’s February 2024 PIPE Common Warrants are exercisable into Common Stock, which has no cash redemption features that require liability treatment. The Company has recorded the February 2024 PIPE Common Warrants as equity.

September 2024 PIPE Common Warrants (Successor)

The Company’s September 2024 PIPE Common Warrants are initially exercisable for cash at an initial exercise price equal to $0.098 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events). The exercise price is also subject to adjustment for the sale of Common Stock, or issuance or modification of options to a result in the purchase of a Common Share at an effective price per share lower than the then current September 2024 PIPE Common Warrant exercise price. Additionally, should the Company issue any variable priced convertible securities, the holders may elect an alternative exercise price that allows exercise at the effective purchase price applicable to the convertible security.

The September 2024 PIPE Common Warrants will be exercisable beginning six months after the issuance date (the “Initial Exercisability Date”) and expiring on the third anniversary of the Initial Exercisability Date. The September 2024 PIPE Common Warrants require “buy-in” payments to be made by us for failure to deliver any shares of Common Stock issuable upon exercise.

If at the time of exercise of the September 2024 PIPE Common Warrants, there is no effective registration statement registering the shares of the Common Stock underlying the Common September 2024 PIPE Warrants, such warrants may be exercised on a cashless basis pursuant to their terms.

If we issue options, convertible securities, warrants, shares, or similar securities to holders of Common Stock, each holder of September 2024 PIPE Common Warrants has the right to acquire the same as if the holder had exercised its September 2024 PIPE Common Warrants. The holders of September 2024 PIPE Common Warrants are entitled to receive any dividends paid or distributions made to our holders of Common Stock on an “as if converted” basis.

The September 2024 PIPE Common Warrants prohibit us from entering into specified fundamental transactions unless the successor entity assumes all of our obligations under the September 2024 PIPE Common Warrants under a written agreement before the transaction is completed. Upon specified corporate events, a holder of September 2024 PIPE Common Warrants will thereafter have the right to receive upon an exercise such shares, securities, cash, assets or any other property whatsoever which the holder would have been entitled to receive upon the happening of the applicable corporate event had the September 2024 PIPE Common Warrants been exercised immediately prior to the applicable corporate event. When there is a transaction involving specified changes of control, a holder of September 2024 PIPE Common Warrants will have the right to force us to repurchase the holder’s September 2024 PIPE Common Warrants for a purchase price in cash equal to the Black-Scholes value, as calculated under the September 2024 PIPE Common Warrants, of the then unexercised portion of the September 2024 PIPE Common Warrants.

The Company’s September 2024 PIPE Common Warrants are exercisable into Common Stock, which has no cash redemption features that require liability treatment. The Company has recorded the September 2024 PIPE Common Warrants as equity.

Preferred Warrants

The Preferred Warrants will initially be exercisable for cash at an exercise price equal to $800. The exercise price is subject to adjustment for stock splits, combinations and similar events, and, in the event of stock dividends and splits, the number of shares of Series A Preferred Stock issuable upon the exercise of the Preferred Warrant will also be adjusted so that the aggregate exercise price shall be the same immediately before and immediately after any such adjustment.

The Preferred Warrants will expire on the first anniversary of the closing of the Merger, or February 14, 2025.

We have the right, conditional upon the share price of CERO stock to be trading above $1.00 per share, to require the holders of Preferred Warrants to exercise such Preferred Warrants into up to an aggregate number of shares of Preferred Stock equal to the holder’s pro rata amount of 2,500 shares of Preferred Stock. In connection with the Series C PIPE Financing, we agreed with certain holders of the Preferred Warrants not to exercise such right to require such exercise by the holders thereof in consideration for their investment in the Series C PIPE Financing.

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

In the three-month period ended September 30, 2024, 38 Series A Preferred Warrants were converted into shares of Series A Preferred Stock for proceeds of $38,000.

The Company’s Preferred Warrants are exercisable into Series A Preferred Stock, which has no cash redemption features that require liability treatment. The Company has recorded the Preferred Warrants as equity.

The Company warrants outstanding at September 30, 2024 are presented below:

Balance September 30, 2024
Common Warrants
Preferred Warrants (Predecessor)	-
Public Warrants (Successor)	9,192,500
Conversion Warrants (Successor)	324,999
Common February 2024 PIPE Warrants (Successor)	612,746
Common September 2024 PIPE Warrants (Successor)	8,175,166
Weighted average exercise price	$6.04
Weighted average remaining life (years)	3.9

Series A Preferred Warrants (Successor)	2,462
Exercise price	$800
Remaining life (years)	0.38

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

The Company initially recorded the Earnout liability at estimated fair value using a Monte Carlo analysis and has revalued the Earnout liability at each subsequent period. The Monte Carlo analysis used the following assumptions:

	September 30,	February 14
	2024	2024
	(Successor)	(Successor)
Starting share price	$0.09	$4.90
Tranche 1 trigger price	$1.25	$3.20
Tranche 2 trigger price	$1.50	$3.85
Contractual term	3.4	4.0
Volatility	90%	90%
Risk-free interest rate	3.52%	4.20%

At September 30, 2024 for the Successor and December 31, 2023 for the Predecessor, the fair value of derivative liabilities were classified as follows:

The classification of the fair value of derivative liabilities and the change in the fair value measurement using significant inputs (Level 3) for the period from December 31, 2022 through September 30, 2023 and December 31, 2023 through February 14, 2024 for Predecessor and February 14, 2024 through September 30, 2024 for the Company is presented below:

	Level 1	Level 2	Level 3	Total

Preferred stock warrant liability (Predecessor):
Balance at January 1, 2024	$-	$-	$320,117	$320,117
Reclassification of warrant liability to equity	-	-	(320,117)	(320,117)
Balance at February 13, 2024	-	-	-	-
Earnout liability (Successor):
Balance at February 14, 2024	-	-	4,900,000	4,900,000
(Gain) on revaluation of earnout liability	-	-	(1,800,000)	(1,800,000)
Balance at March 31, 2024	-	-	3,100,000	3,100,000
(Gain) on revaluation of earnout liability	-	-	(2,900,000)	(2,900,000)
Balance at June 30, 2024	$-	$-	$200,000	$200,000
(Gain) on revaluation of earnout liability	-	-	(170,000)	(170,000)
Balance at September 30, 2024	$-	$-	$30,000	$30,000

	Level 1	Level 2	Level 3	Total
Preferred stock warrant liability (Predecessor):
Balance at January 1, 2023	$-	$-	$610,381	$610,381
Loss on revaluation of warrant liability	-	-	36,657	36,657
Balance at March 31, 2023	-	-	647,038	647,038
Gain on revaluation of warrant liability	-	-	(261,822)	(261,822)
Balance at June 30, 2023	$-	$-	$385,216	$385,216
Gain on revaluation of warrant liability	-	-	(186,067)	(186,067)
Balance at September 30, 2023	$-	$-	$199,149	$199,149

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

Predecessor’s Stock option activity for the period from December 31, 2023 through February 14, 2024 and the Company’s stock option activity for the period from February 14, 2024 through September 30, 2024, was as follows:

	Outstanding Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance, December 31, 2023 (Predecessor)	782,499	$0.27	6.86
Options cancelled (Predecessor)	(782,499)	$0.27
Balance, February 14, 2024 (Predecessor)	-	$-	-

Balance, February 14, 2024 (Predecessor)	-	$-	-
Options granted (Successor)	5,039,721	$1.68
Options Cancelled (Successor)	(2,382,235)	$1.73
Balance, September 30, 2024 (Successor)	2,657,486	$1.63	9.51

The intrinsic value of Predecessor options exercised during the nine-month period ended September 30, 2023 was $9,485. No options were exercised in the nine-month period ended September 30, 2024.

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

The Company estimated the fair value of stock options granted during the period February 14, 2024 through September 30, 2024 using Black-Scholes with the following weighted average assumptions:

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

For the period from February 14, 2024 through September 30, 2024, the Company recorded stock-based compensation expense of $1.9 million, of which $1.0 million was related to research and development and $0.9 million was related to general and administrative. For the period from January 1, 2024 through February 13, 2024, Predecessor recorded an immaterial amount of stock-based compensation expense. For the three-month period ended September 30, 2024, the Company recorded stock-based compensation expense of $0.4 million, of which $0.1 million was related to research and development and $0.3 million was related to general and administrative.

For the nine-month period ended September 30, 2023, Predecessor recorded stock-based compensation expense of $0.08 million, of which $0.07 million was related to research and development and $0.01 million was related to general and administrative. For the three-month period ended September 30, 2023, the Predecessor recorded stock-based compensation expense of $0.02 million, of which $0.02 million was related to research and development and approximately $0 was related to general and administrative.

As of September 30, 2024, the Company had $1.5 million of unamortized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.7 years. The weighted average grant date calculated fair value per share of the Company’s options granted during the period from February 14, 2024, through September 30, 2024, was $1.02.

There were no Predecessor options granted in the nine-month period ended September 30, 2023.

NOTE 11 – 401(k) RETIREMENT SAVINGS PLAN

The Company sponsors a 401(k) defined contribution plan covering eligible employees who elect to participate. The Company is allowed to make discretionary profit sharing and 401(k) matching contributions as defined in the plan and as approved by the Board of Directors. The Company’s contributions for the period from February 14, 2024 through September 30, 2024, was $40,459 and Predecessor contributions during the period from January 1, 2024 through February 13, 2024 was $8,657. The Company’s contributions for the three-months ended September 30, 2024 was $16,700. The Predecessor made no contributions in the three- or nine-months ended September 30, 2023.

NOTE 12 – Subsequent Events

On October 1, 2024, the Company’s Board of Directors granted Directors and Officers options to purchase up to 4.5 million shares of common stock for $0.10 per share. The grants have various vesting conditions, including time-based and performance-based terms. Additionally, on October 1, 2024, the exercise price of all other outstanding options granted under the 2024 Plan was adjusted to $0.10 per share, with all other terms of the original grant to remain without adjustment.

On October 23, 2024, the trading price for CERo common stock closed under $0.10 and was the tenth consecutive trading day to do so. On October 24, 2024, the Company received letter from the staff at The Nasdaq Global Market (“Nasdaq”) notifying the Company that, because its Common Stock had a closing bid price of $0.10 or less for ten consecutive trading days, it was no longer eligible to rely upon the 180-day cure period that commenced when the Company received notice in July 2024 that the closing bid price was below $1.00 for ten consecutive trading days and was scheduled to expire on January 15, 2025. In addition, on October 30, 2024, the Company received a letter from the staff at Nasdaq notifying the Company that it had not regained compliance with the continued listing requirement to maintain a minimum market value of $50,000,000 for its listed securities within the 180-day compliance period granted by Nasdaq in May 2024. Each such deficiency results in the commencement of delisting proceedings. However, the Company has requested a hearing from Nasdaq and plans to submit a plan to regain compliance with the listing requirements at such hearing.

On November 8, 2024, the Company consummated a purchase agreement with Keystone pursuant to which we may sell and issue, and Keystone is obligated to purchase, up to $20.6 million of shares of Common Stock, subject to certain market conditions. The price of the shares purchased by Keystone under the ELOC is 90% of various volume-weighted average price (“VWAP”) and closing price-based formulae, and requires a waiver, should the selling price be below $0.01 per share.

On November 11. 2024, the Company’s stockholders approved a reverse stock split ranging from 1:25 to 1:150. On November 15, 2024, the Board of Directors authorized a reverse stock split ratio of 1:40, such reverse split is anticipated to be effective on or about December 2, 2024. Although such reverse stock split is expected to enable regaining compliance with the Bid Price Requirement, it is not intended to contribute to regaining compliance with the other Requirements.

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

On June 4, 2023, Predecessor entered into a Business Combination Agreement (as amended by that certain Amendment No. 1 to the Business Combination Agreement, dated as of February 5, 2024 and Amendment No. 2 to the Business Combination Agreement, dated as of February 13, 2024, the “Business Combination Agreement”) by and among PBAX and PBCE Merger Sub, Inc. (“Merger Sub”), pursuant to which Merger Sub merged with and into Predecessor, with Predecessor surviving as a wholly-owned subsidiary of PBAX (the “Merger”). In connection with the consummation of the Business Combination on February 14, 2024, PBAX changed its corporate name to “CERo Therapeutics Holdings, Inc.”

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

February 2024 PIPE Financing

In February 2024, the Company consummated the first tranche of a private placement of 10,039 shares of the Series A Preferred Stock, issuance of common warrants to purchase 612,746 shares of Common Stock and warrants to purchase 2,500 shares of Series A Preferred Stock, pursuant to the Amended and Restated Securities Purchase Agreement, dated February 14, 2024, by and among Predecessor, PBAX and certain accredited investors for aggregate cash proceeds to the Company of approximately $10.0 million, including cash previously received for bridge loan proceeds. A portion of the Series A Preferred Stock was issued as consideration for the cancellation of outstanding indebtedness or securities of Predecessor or PBAX, including a promissory note of PBAX and certain convertible bridge notes of Predecessor. Such transactions collectively are referred to as the “February 2024 PIPE Financing.”

April 2024 PIPE Financing

On April 1, 2024, the Company consummated a private placement of 626 shares of the Series B Preferred Stock, pursuant to the Securities Purchase Agreement, dated March 28, 2024, by and among the Company and certain accredited investors, for aggregate cash proceeds to the Company of approximately $0.5 million (the “April 2024 PIPE Financing”).

September 2024 PIPE Financing

In September 2024, the Company consummated a private placement of 2,853 shares of the Series C Preferred Stock with common warrants to purchase 8,175,166 shares of Common Stock pursuant to the Securities Purchase Agreement, dated September 25, 2024, by and among certain accredited investors for aggregate cash proceeds to the Company of approximately $1.25 million.

Investigational New Drug Application Submission

On June 28, 2024, the Company submitted an Investigational New Drug Application (“IND”) for its product candidate, CER-1236, to FDA. On July 26, 2024, the Company was informed by the FDA that it has placed a clinical hold on the IND. The FDA indicated that the clinical hold has been placed as a result of insufficient data provided with regard to two issues within pharmacology and toxicology of CER-1236. The FDA indicated that, within 30 calendar days, it would provide a detailed official hold letter and requested that the Company hold its response until after receipt of such letter (the “Hold Letter”).

The Company received the Hold Letter on July 26, 2024 and submitted a complete response letter to the FDA on October 21, 2024 in which the Company requested a meeting to address the FDA’s questions.

On November 15, 2024, the Company received notice from the FDA that the IND for CER-1236 was cleared. The Company continues to believe that it will be able to initiate the planned clinical trial by early 2025.

Nasdaq Notices of Non-compliance

On July 19, 2024, the Company received a letter (the “Bid Price Requirement Letter”) from the staff at The Nasdaq Global Market (“Nasdaq”) notifying the Company that, for the 30 consecutive trading days prior to the date of the Bid Price Requirement Letter, the closing bid price for the Common Stock has been below the minimum $1.00 per share required for continued listing on Nasdaq set forth in Nasdaq Listing Rule 450(a)(1), which is required for continued listing of the Common Stock on Nasdaq (the “Bid Price Requirement”). On October 23, 2024, the trading price for CERo common stock closed under $0.10 and was the tenth consecutive trading day to do so. On October 24, 2024, the Company received a letter from the staff at Nasdaq notifying the Company that, because its Common Stock had a closing bid price of $0.10 or less for ten consecutive trading days, it was no longer eligible to rely upon the 180-day cure period set forth in the Bid Price Requirement Letter.

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

Such letters are in addition to the letter from Nasdaq received by the Company on May 2, 2024 (the “MVLS Letter” and, together with the Bid Price Letter and the MVPHS Letter, the “Letters”) notifying the Company that, for the 30 consecutive trading days prior to the date of such MVLS Letter, the Common Stock had traded at a value below the minimum $50,000,000 “Market Value of Listed Securities” (“MVLS”) requirement set forth in Nasdaq Listing Rule 5450(b)(2)(A), which is required for continued listing of the Common Stock on Nasdaq (the “MVLS Requirement” and, together with the Bid Price Requirement and the MVPHS Requirement, the “Requirements”). On October 30, 2024, the Company received a letter from the staff at Nasdaq notifying the Company that it had not regained compliance with the MVLS Requirement within the 180-day compliance period set forth in the MVLS Letter.

Each of the Bid Price Requirement and MVLS Requirement deficiencies results in the commencement of delisting proceedings. However, the Company has requested a hearing from Nasdaq and plans to submit a plan to regain compliance with the listing requirements at such hearing. Notwithstanding that applicable Nasdaq rules provide a 180-day compliance period to regain compliance with the MVPHS Requirement, the plan submitted by the Company in connection with such hearing will be required to demonstrate a pathway to compliance with all applicable deficiencies.

The Company intends to evaluate available options to resolve these deficiencies and regain compliance with the Requirements. Such options may include seeking to qualify for continued listing under a different continued listing standard of the Nasdaq Global Market or Nasdaq Capital Market, in lieu of the MVPHS and MVLS requirements, including the Equity Standard, if the Company has sufficient stockholders’ equity at such time. While the Company is exercising diligent efforts to maintain the listing of its securities on Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing standards.

On November 11. 2024, the Company’s stockholders approved a reverse stock split ranging from 1:25 to 1:150.   On November 15, 2024, the Board of Directors authorized a 1:40 reverse stock split, such split anticipated to be effective on or about November [●], 2024. Although such reverse stock split is expected to enable regaining compliance with the Bid Price Requirement, it is not intended to contribute to regaining compliance with the other Requirements.

Factors Affecting Our Performance

The Company believes that its performance and future success depend on several factors that present significant opportunities for the Company but also pose risks and challenges. These include, among others:

●	the extent to which the Company develops, in-licenses or acquires other product candidates and technologies in its product candidate pipeline;

●	the costs and timing of process development and manufacturing scale-up activities associated with the Company’s product candidates and other programs as the Company advances them through preclinical and clinical development;

●	the number and development requirements of product candidates that the Company may pursue;

●	the costs, timing and outcome of regulatory review of the Company’s product candidates;

●	the Company’s potential headcount growth and associated costs as it expands its R&D capabilities, maintains the administrative functions required for a publicly traded company, and establishes and expands its commercial infrastructure and operations;

●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of the Company’s product candidates for which the Company receives market approval;

●	the revenue, if any, received from commercial sales of the Company’s product candidates for which it receives marketing approval;

●	competition from other similar product candidates; and,

●	ability to raise sufficient capital to maintain operations.

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

Results of Operations for the three-months ended September 30, 2024 and 2023

CERO THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,
	2024	2023
	(Successor)	(Predecessor)	Difference
Operating expenses:
Research and development	$1,774,210	$1,277,558	$496,652
General and administrative	2,628,028	258,013	2,370,015
Total operating expenses	4,402,238	1,535,571	2,866,667
Loss from operations	(4,402,238)	(1,535,571)	(2,866,667)

Other expense	(147)	-	(147)
Change in fair value of derivative liabilities	170,000	186,067	(16,067)
Interest income, net	4,418	157	4,261
Total other income	174,271	186,224	(11,953)

Net loss	$(4,227,967)	$(1,349,347)	$(2,878,620)

General and Administrative Expenses

General and administrative expenses were $2.6 million for the three-month period ended September 30, 2024 compared to $0.3 million for the three-month period ended September 30, 2023, reflecting an increase of $2.4 million. The increase in the three-month period ended September 30, 2024, over the three-month period ended September 30, 2023, was predominantly due to the expenses associated with operating as a publicly traded company. The hiring of senior management in G&A resulted in an increase of $0.4 million in the three-month period ended September 30, 2024, versus the three-month period ended September 30, 2023, and expenses associated with public company filings and financings increased legal expenses $1.0 million, and accounting and filing-associated expenses $0.2 million in the three-month period ended September 30, 2024, versus the three-month period ended September 30, 2023. Business consulting services and directors’ fees increased $0.5 million in the three-month period ended September 30, 2024, versus the three-month period ended September 30, 2023. Public company insurance coverage increased insurance expenses $0.1 million in the three-month period ended September 30, 2024, versus the three-month period ended September 30, 2023. Other expenses, including corporate communication expenses, recruiting expenses, IT expenses, and travel costs increased $0.2 million in the three-month period ended September 30, 2024, versus the three-month period ended September 30, 2023.

Research and Development Expenses

Research and development expenses were $1.8 million for the three-month period ended September 30, 2024 compared to $1.3 million for the three-month period ended September 30, 2023, reflecting an increase of $0.5 million. The increase was related to increased research and development activity as the Company addressed regulatory questions related to the IND for CER-1236 and prepared for the clinical trial, anticipated to start after the clinical hold for CER-1236 is lifted. Clinical expenses increased $0.2 million, manufacturing increased by $0.1 million and research and development consulting increased by $0.3 million, offset by a reduction of $0.2 million in compensation expenses and the scientific operations were conducted with more consulting and fewer employees in the three-month period ended September 30, 2024, versus the three-month period ended September 30, 2023. The remaining $0.1 million increase in the three-month period ended September 30, 2024, over the three-month period ended September 30, 2023, was related to lab supplies and expenses, additional pre-clinical work and facilities rent escalation.

The Company anticipates that its R&D expenses will significantly increase in the future as the Company increases headcount, compensation expense, and contracted services for preclinical and clinical development of its product candidates, as well as for manufacturing of product to be used in clinical development.

Other Income

Other income was $0.2 million for the three-month period ended September 30, 2024 and 2023. The immaterial change was related to higher interest income and slightly lower gain from revaluation of liabilities in the three-month period ended September 30, 2024, versus the three-month period ended September 30, 2023.

Results of Operations for the nine-months ended September 30, 2024 and 2023

The Results of Operations for the nine-month period ended September 30, 2024 are pro forma as the period presented in the following table and discussion includes the Predecessor for the period from January 1, 2024 through February 13, 2024 and the Company for the period from February 14, 2024 through September 30, 2024. This pro forma period from January 1, 2024 to September 30, 2024 does not include the Merger transactions that occurred on-the-line.

CERO THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	For the nine months ended September 30,
	2024
	(Pro forma, Predecessor and Successor)	2023 (Predecessor)	Difference
Operating expenses:
Research and development	$6,156,761	$4,270,472	$1,886,289
General and administrative	7,945,784	2,283,404	5,662,380
Total operating expenses	14,102,545	6,553,876	7,548,669
Loss from operations	(14,102,545)	(6,553,876)	(7,548,669)

Gain from settlement of liabilities with vendor	589,223	-	589,223
Other expense	(630,922)	-	(660,922)
Change in fair value of derivative liabilities	5,190,117	411,230	4,778,887
Interest expense, net	(22,188)	118,251	(140,439)
Total other income	5,126,230	529,481	4,596,749

Net loss	$(8,976,315)	$(6,024,395)	$(2,951,920)

General and Administrative Expenses

General and administrative expenses were $7.9 million for the nine-month period ended September 30, 2024, compared to $2.3 million for the nine-month period ended September 30, 2023, reflecting an increase of $5.7 million. The increase in the nine-month period ended September 30, 2024, over the nine-month period ended September 30, 2023, was predominantly due to a $1.8 million expense consisting of the remaining underwriting fees from the PBAX initial public offering, which were earned on the consummation of the business combination. Additionally, the hiring of senior management in G&A resulted in an increase of $1.6 million, including recruiting fees. Legal fees increased $0.8 million and business consulting increased $0.3 million in the nine-month period ended September 30, 2024, versus the nine-month period ended September 30, 2023. Expenses related to services required for SEC compliance, such as printing and transfer agency fees, increased $0.4 million and public company insurance coverage increased insurance expenses $0.4 million in the nine-month period ended September 30, 2024, compared to the nine-month period ended September 30, 2023. Corporate communications and director fees each increased $0.2 million in the nine-month period ended September 30, 2024 compared to the nine-month period ended September 30, 2023. The additional expenses are all driven by the increased expenses of operational compliance as a public company.

Research and Development Expenses

Research and development expenses were $6.2 million for the nine-month period ended September 30, 2024, compared to $4.3 million for the nine-month period ended September 30, 2023, reflecting an increase of $1.9 million. The increase was related to increased R&D activity as the Company prepared and filed the IND for CER-1236, prepared for the clinical trial initiation, and conducted additional experiments in response to the FDA questions related to the IND. Compensation increased $0.1 million, clinical expenses increased $0.2 million, and consulting expenses increased $0.9 million in the nine-month period ended September 30, 2024, due to activities related to the preparation of the IND and responses to questions from FDA, and preparation for the anticipated clinical trial for CER-1236.. To complete the IND application, multiple manufacturing runs were necessary, increasing manufacturing costs by $0.2 million in the nine-month period ended September 30, 2024, versus the nine-month period ended September 30, 2023. Additional studies required to address FDA questions increased pre-clinical study costs by $0.3 million. The remaining $0.2 million increase in the nine-month period ended September 30, 2024, versus the nine-month period ended September 30, 2023, was predominantly related to lab supplies and expenses and facilities rent escalation.

The Company anticipates that its R&D expenses will significantly increase in the future as the Company increases headcount, compensation expense, and contracted services for preclinical and clinical development of its product candidates, as well as for manufacturing of clinical product to be used in clinical development.

Other Income

Other income was $5.1 million for the nine-month period ended September 30, 2024, compared to $0.5 million for the nine-month period ended September 30, 2023, reflecting an increase of $4.6 million. The increase in 2024 relative to 2023 was predominantly due to the $4.7 million change in value of the Company’s Earnout Liability in the nine-month period ended September 30, 2024. Settlement of vendor liabilities in 2024 resulted in a $0.6 million increase in income in 2024, offset by an additional $0.1 million less interest income and $0.6 million other expense for the delayed S-1 penalty.

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

The Company, therefore, anticipates that substantial additional funding will be needed in connection with its continuing operations. At September 30, 2024, the Company had $3.4 million in cash, restricted cash and cash equivalents. The Company intends to devote most of the available cash to the preclinical and clinical development of its product candidates and public company compliance costs. Based on current business plans, the Company believes that the cash available at September 30, 2024 will not fund its operations and capital requirements for 12 months after the filing of the unaudited financial statements for the nine-month period ended September 30, 2024. The Company has arranged two equity lines of credit, one providing for the sale of up to 25,000,000 newly issued shares of Common Stock and the other providing for the purchase of up to $25 million of Common Stock on the satisfaction of certain conditions. At September 30, 2024, the Company had 2.8 million shares remaining in the first ELOC, which was fully depleted on October 3, 2024, and $25 million remaining in the second ELOC, which was replaced with a second ELOC arranged with the investor in the first ELOC (see Note 14 – Subsequent Events). The Company has no guarantee that the conditions will be satisfied to require the purchase of all, or any additional amount, of the Equity Line of Credit (“ELOC”) funds. Any estimate as to how long the Company expects the net proceeds from the ELOC funding may fund the Company’s operations is based on assumptions that may prove to be wrong, and the Company could use its available capital resources sooner than its current expectations. Changing circumstances, some of which may be beyond the Company’s control, could result in less cash and cash equivalents available to fund operations or cause the Company to consume capital significantly faster than currently anticipated, and the Company may need to seek additional funds from additional sources sooner than planned.

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

Cash Flows

	For the nine months ended September 30,
	2024
	(Pro forma, Predecessor and Successor)	2023 (Predecessor)	Difference

Net cash used in operating activities	$(11,375,873)	$(4,829,217)	$(6,546,656)
Net cash provided by financing activities:	12,240,682	571,679	11,669,003
Net increase (decrease) in cash and cash equivalents	$864,809	$(4,257,539)	$5,122,347

Net cash used in operating activities

Net cash used in operating activities increased $6.6 million from $4.8 million to $11.4 million in the nine-month period ended September 30, 2023 and 2024 respectively. The increase in cash used was largely related to having a $4.8 million increase in the adjustment to net loss related to the gain on the revaluation of derivative liabilities. The difference in net loss reflected $3.0 million more cash being used, offset by a larger non-cash adjustment for stock-based compensation of $1.9 million in the nine-month period ended September 30, 2024 versus 2023. The difference of $0.1 million of cash resulting from increasing accounts payable and accruals was offset by $0.1 million increase in prepaid expenses and $0.6 million in vendor settlements in the nine-month period ended September 30, 2024 versus 2023. The remaining difference was an additional $0.1 million in adjustment to lease liability due to rent escalation.

Net cash provided by financing activities

Net cash provided by financing activities increased $11.7 million from $0.6 million in the nine-month period ended September 30, 2023 to $12.2 million in the nine-month period ended September 30, 2024. The increase was related to the net proceeds of $7.3 million from the issuance of Series A and B Preferred Stock, the net proceeds of $0.7 million from the issuance of Series C Preferred Stock and associated warrants, the gross proceeds of $4.3 million for the sale of common stock under the ELOC, and $0.1 million related to net insurance financing. These increases in cash were partially offset by the $0.6 million borrowing under the bridge loan in 2023, for which there was no equivalent in the nine-month period ended September 30, 2024.

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

In the future, the Company may contract with vendors invoicing in a foreign denominated currency. As a result, the Company may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the United States dollar will be recorded based on exchange rates at the time such transactions arise. As of September 30, 2024, all transactions have been denominated in U.S. dollars.

Inflation will generally affect the Company by increasing the cost of labor and costs associated with preclinical and clinical trials and future manufacturing and commercialization activities as well as general corporate costs. The Company does not believe that inflation had a material effect on the Company’s business, financial condition or results of operations for the period ended September 30, 2024, but increased inflation may materially impact the Company in later periods of 2024 and beyond.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

As of November 1, 2024, the Company currently has outstanding (i) 3,075 shares of Series A Preferred Stock, convertible into 64,062,500 shares of Common Stock at the current effective conversion price of $0.06; (ii) 486 shares of Series B Preferred Stock, convertible into 10,125,000 shares of Common Stock at the current effective conversion price of $0.06; (iii) 2,853 shares of Series C Preferred Stock, convertible into 12,736,607 shares of Common Stock at the current effective conversion price of $0.224; (iv) 2,462 Preferred Warrants to purchase shares of Series A Preferred Stock at an exercise price of $800, which would result in 2,462 shares of Series A Preferred Stock, convertible into 49,797,736 shares of Common Stock at the current effective conversion price of $0.06; (v) 612,746 Series A Warrants to purchase shares of Common Stock at an exercise price of $1.39 per share; (vi) 8,175,166 warrants (“Series C Warrants”) to purchase shares of Common Stock at an exercise price of $0.098; and (vii) 9,879,858 Public Warrants and Private Placement Warrants to purchase shares of Common Stock at exercise prices ranging from $9.20 to $11.50 per share. As of the date of this prospectus, holders of 7,069 shares of Series A Preferred Stock, 140 shares of Series B Preferred Stock and 38 Preferred Warrants have converted such shares into an aggregate of approximately 110.9 million shares of Common Stock.

Although each of the conversion price of the preferred shares and the exercise price of the Series A Preferred Warrants are at or above the trading price of our Common Stock as of the date of this report, if such trading price increases, such conversion prices and exercise price will not change as a result thereof and could be below the trading price of our Common Stock as of the date of any future conversion or exercise thereof, resulting in dilution to our stockholders. In addition, the terms of the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock contain certain penalties and adjustments to the amount included in determination of the conversion rate following certain breaches of the Company’s obligations thereunder, including, among other things, as a result of a failure to file or cause the SEC to declare one or more registration statements relating to the resale of the shares of Common Stock issuable upon conversion thereof by specified deadlines, certain defaults under indebtedness of the Company or judgments against the Company and failure to deliver shares of Common Stock upon conversion in a timely manner. For example, the penalties and adjustments include a 25% premium added to the stated value for determining the conversion rate in connection with breaches other than the breach of the requirement to redeem the shares of Series A Preferred Stock and Series B Preferred Stock by August 14, 2025, which results in a 50% premium, and the addition to the stated value of an amount equal to the value of the shares of Common Stock into which the Series A Preferred Stock or Series B Preferred Stock would have been convertible if the conversion price were equal to 80% of the lowest volume weighted average price during the five trading days immediately prior to conversion. Such penalties and adjustments, which applied during the period when all of the conversions since the Business Combination described in the preceding paragraph occurred as a result of a failure to file and cause the SEC to declare a registration statement with respect to the resale of the underlying shares in a timely manner, have resulted and may in the future result in the issuance of shares of Common Stock at an effective conversion price below the trading price of our Common Stock at the time of such conversion.

We cannot assure you that we will remain in compliance with all of the terms of the Series A Preferred Stock, Series B Preferred Stock or Series C Preferred Stock and that such penalties and adjustments will not apply in the future. In addition, we cannot assure you that we will not issue additional convertible or other derivative securities with highly dilutive penalty or adjustment provisions. As described elsewhere in this report, the Company needs to obtain financing to fund its research and development activities and, if the IND is accepted, clinical trials, as well as other operations. Under challenging conditions in the equity capital markets, particularly for pre-commercialization biotech companies, we may have no viable alternatives to agreeing to inclusion of such provisions in the terms of future financings.

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such clinical trials are being conducted, by the Data Safety Monitoring Board for such clinical trial or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical trial protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from the product candidates, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, in July 2024, we announced a clinical hold as a result of insufficient data provided with regard to two issues within pharmacology and toxicology of CER-1236. We have requested a meeting with FDA and plan to work expeditiously to resolve this clinical hold so that CER-1236 may proceed to the clinic, but there is no guarantee that we will be able to address the clinical hold issues to FDA’s satisfaction or in a timely manner to resume development.

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

As previously announced by the Company in July 2024, the FDA placed a full clinical hold on CER-1236 as a result of insufficient data provided with regard to two issues within pharmacology and toxicology of CER-1236. We have requested a meeting with FDA and plan to work expeditiously to resolve this clinical hold so that CER-1236 may proceed to the clinic, but there is no guarantee that we will be able to address the clinical hold issues to FDA’s satisfaction or in a timely manner to resume development.  If the FDA does not lift the clinical hold in a timely manner, or at all, our long-term development timeline for CER-1236 and our business, financial condition or results of operations, may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between July 1, 2024 and September 30, 2024, the Company issued approximately 108.9 million shares of our common stock to accredited investors in connection with the conversion of an aggregate of 7,005 shares of our Series A Preferred Stock which were previously issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act, at a weighted average effective conversion price equal to $0.065 The issuance was exempt from registration under Section 3(a)(9) of the Securities Act.

Between July 1, 2024 and September 30, 2024, the Company issued approximately 1.2 million shares of our Common Stock to accredited investors in connection with the conversion of an aggregate of 140 shares of our Series B Preferred Stock, which were previously issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act, at a weighted average effective conversion price equal to $0.075 Each issuance of shares of Common Stock upon conversion was exempt from registration under Section 3(a)(9) of the Securities Act.

In August 2024, we issued 1,613,944 shares of Common Stock to an investor as commitment shares in consideration for entering into an equity line of credit with us. As of November 1, 2024 we have issued an aggregate of 23,377,921 shares of Common Stock to such investor, including 12,997,921 shares during the three months ended September 30, 2024, pursuant to the equity line of credit. The issuance of these securities was made pursuant to Section 4(a)(2) of the Securities Act, and the rules promulgated thereunder, to an accredited investor.

In September 2024, we issued an aggregate of 2,853 shares of Series C Preferred Stock, at a price of $1,000 per share, and 8,175,166 shares of Series C Warrants, resulting in aggregate gross proceeds to us of approximately $1.25 million. The issuance of these securities was made pursuant to 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D, and the rules promulgated thereunder, to accredited investors.

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

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of CERo Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

3.2	Second Amended and Restated Bylaws of CERo Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

3.3	Certificate of Designation of Preferences, Rights and Limitations of the Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on October 2, 2024).

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on September 25, 2024).

10.1	Registration Rights Agreement by and between CERo Therapeutics Holdings, Inc. and the investors named there in (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on September 25, 2024).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File-the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments.

*	Filed herewith.

^	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERO THERAPEUTICS HOLDINGS, INC.

Date: November 19, 2024	By:	/s/ Chris Ehrlich
	Name:	Chris Ehrlich
	Title:	Interim Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2024	By:	/s/ Al Kucharchuk
	Name:	Al Kucharchuk
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)