Form 10-Q/A
period 2024-09-30
CERO THERAPEUTICS HOLDINGS, INC.
filed 2024-11-20
CIK 1870404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (“Amendment”) amends the Quarterly Report on Form 10-Q for CERo Therapeutics Holdings, Inc. (“Company”) for the period ended September 30, 2024 filed with the Securities and Exchange Commission on November 19, 2024 (“Form 10-Q”). This Amendment is being filed solely to add Inline Extensible Business Reporting Language (“iXBRL”) data tagging that was omitted from the filed Quarterly Report on Form 10-Q.

Except for the iXBRL specifically noted above, this Amendment does not modify or update any disclosures in the Form 10-Q. Accordingly, this Amendment does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the Form 10-Q.

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