Form 10-K
period 2024-12-31
CERO THERAPEUTICS HOLDINGS, INC.
filed 2025-04-15
CIK 1870404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

(650) 407-2376
(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CERO	Nasdaq Capital Market
Warrants to purchase one share of Common Stock	CEROW	Nasdaq Capital Market

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting securities held by non-affiliates was approximately $5,765,325 based on the number of shares held by non-affiliates and the last reported sales price of the registrant’s Class A common stock as of that date.

As of April 11, 2025, the registrant had 5,380,723 shares of common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders, which the Registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Registrant's fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

●	our financial performance;

●	our ability to obtain additional cash and the sufficiency of our existing cash, cash equivalents and marketable securities to fund our future operating expenses and capital expenditure requirements, including the development and, if approved, commercialization of our product candidates;

●	our ability to realize the benefits expected from the business combination (the “Business Combination”) pursuant to the Business Combination Agreement, dated as of June 4, 2023 (as amended, the “Business Combination Agreement”), by and among CERo Therapeutics, Inc. (“Legacy CERo”), Phoenix Biotech Acquisition Corp. (“PBAX”) and PBCE Merger Sub, Inc. (“Merger Sub”);

●	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;

●	the scope, progress, results and costs of developing CER-1236 or any other product candidates we may develop, and conducting preclinical studies and clinical trials;

●	the timing and costs involved in obtaining and maintaining regulatory approval of CER-1236 or any other product candidates we may develop, and the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations or accelerated approvals for our drug candidates for various indications;

●	current and future agreements with third parties in connection with the development and commercialization of CER-1236 or any other future product candidate;

●	our ability to advance product candidates into and successfully complete clinical trials;

●	the ability of our clinical trials to demonstrate the safety and efficacy of CER-1236 and any other product candidates we may develop, and other positive results;

●	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

●	our plans relating to the commercialization of CER-1236 and any other product candidates we may develop, if approved, including the geographic areas of focus and our ability to grow a sales team;

●	the success of competing drugs, therapies or other products that are or may become available;

●	developments relating to our competitors and our industry, including competing product candidates and therapies;

●	our plans relating to the further development and manufacturing of CER-1236 and any other product candidates we may develop, including additional indications that we may pursue for CER-1236 or other product candidates;

●	existing regulations and regulatory developments in the United States and other jurisdictions;

●	our potential and ability to successfully manufacture and supply CER-1236 and any other product candidates we may develop for clinical trials and for commercial use, if approved;

●	the rate and degree of market acceptance of CER-1236 and any other product candidates we may develop, as well as the pricing and reimbursement of CER-1236 and any other product candidates we may develop, if approved;

●	our expectations regarding our ability to obtain, maintain, protect and enforce intellectual property protection for CER-1236 and for any other product candidate;

●	our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of third parties;

●	our ability to successfully defend litigation that may be instituted against us;

●	our ability to realize the anticipated benefits of any strategic transactions;

●	our ability to attract and retain the continued service of our key personnel and to identify, hire, and then retain additional qualified personnel and our ability to attract additional collaborators with development, regulatory and commercialization expertise;

●	our ability to maintain proper and effective internal controls;

●	the ability to obtain or maintain the listing of our common stock, and our public warrants on the Nasdaq Stock Market (“Nasdaq”);

●	the impact of macroeconomic conditions and geopolitical turmoil on our business and operations;

●	our expectations regarding the period during which we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and as a smaller reporting company under the federal securities laws; and

●	our anticipated use of our existing cash, cash equivalents and marketable securities.

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

Unless the context otherwise requires, all references herein to “we,” “us,” “our” or “the Company” refer to the business and operations of CERo Therapeutics Holdings, Inc. (“CERo”) and its subsidiaries.

SELECTED DEFINITIONS

As used in this Annual Report, unless otherwise noted or the context otherwise requires, references to the following capitalized terms have the meanings set forth below:

“Arena” refers to Arena Business Solutions Global SPC II, Ltd. on behalf of and for the account of Segregated Portfolio #13 – SPC #13.

“Arena Commitment Shares” refer to up to 10,000 shares of Common Stock issued to Arena as consideration for executing and delivering the Arena Purchase Agreement.

“Arena Purchase Agreement” refers to the Purchase Agreement, dated as of February 23, 2024, by and between CERo and Arena.

“Board” refers to the board of directors of CERo.

“Business Combination” or “Merger” refers to the transactions contemplated by the Business Combination Agreement, including the merger between Merger Sub and Legacy CERo.

“Business Combination Agreement” refers to the Business Combination Agreement, dated as of June 4, 2023, as amended by Amendment No. 1, dated February 5, 2024 and Amendment No. 2, dated February 13, 2024, by and between PBAX, Merger Sub and Legacy CERo.

“Bylaws” refers to the Amended and Restated Bylaws of CERo.

“Charter” refers to CERo’s Second Amended and Restated Certificate of Incorporation, as filed with the Secretary of the State of Delaware February 14, 2024.

“Class A Common Stock” refers to the CERo Class A common stock, par value $0.0001 per share.

“Closing” refers to the closing of the Business Combination.

“Common Stock” refers to the Class A common stock, par value $0.0001 per share, of CERo.

“Common Warrants” refers to the Public Warrants, Private Placement Warrants, the Conversion Warrants, the Series A Warrants, the Series C Warrants, the December 2024 Common Warrants, the January 2025 Common Warrants, the February 2025 Common Warrants and the Pre-Funded Warrants.

“Conversion Warrants” refer to the warrants initially issued by CERo Therapeutics, Inc. and converted into warrants to purchase Common Stock in connection with the Business Combination.

“December 2024 Common Warrants” refer to the warrants to purchase shares of Common Stock, at a current exercise price of $5.61 per share, issued by the Company in a private placement on December 23, 2024.

“DGCL” refers to the Delaware General Corporation Law, as may be amended from time to time.

v

“Earnout Shares” refer to the Primary Earnout Shares, the Secondary Earnout Shares and the Tertiary Earnout Shares, collectively.

“February 2025 Common Warrants” refer to the warrants to purchase shares of Common Stock, at a current exercise price of $1.96 per share, issued by the Company in a public offering on February 7, 2025.

“First PIPE Financing” refers to the private placement pursuant to which we issued and sold, and the PIPE Investors purchased, shares of Series A Preferred Stock, the Series A Warrants and Preferred Warrants, on the terms and conditions set forth in the First Securities Purchase Agreement.

“First PIPE Registration Rights Agreement” refers to the Registration Rights Agreement, dated as of February 14, 2024, by and between CERo and certain PIPE Investors.

“First Securities Purchase Agreement” refers to the Amended and Restated Securities Purchase Agreement, dated as of February 14, 2024, by and among PBAX, Legacy CERo and certain PIPE Investors, pursuant to which CERo agreed to issue and sell 10,039 shares of Series A Preferred Stock, 6,127 Series A Warrants and 2,500 Preferred Warrants.

“Initial Public Offering” refers to the initial public offering of PBAX, which closed on October 8, 2021.

“January 2025 Common Warrants” refer to the warrants to purchase shares of Common Stock, at a current exercise price of $5.82 per share, issued by the Company in a private placement on January 6, 2025.

“Keystone” refers to Keystone Capital Partners, LLC.

“Keystone Commencement Date” refers to the time when all of the conditions to our right to commence sales of Common Stock to Keystone set forth in the respective Keystone Purchase Agreements have been satisfied.

“Keystone Commitment Shares” refers to the 19,833 shares of Common Stock that have been issued to Keystone as consideration for Keystone entering into the Keystone Purchase Agreements.

“Keystone Purchase Agreements” refers to the Old Keystone Purchase Agreement and the New Keystone Purchase Agreement.

“Keystone Purchase Shares” refers to the shares of Common Stock that CERo may elect to issue and sell to Keystone after the Keystone Commencement Date.

“Legacy CERo” refers to CERo Therapeutics, Inc.

“Legacy CERo common stock” refers to the common stock, par value $0.0001 per share, of Legacy CERo.

“Legacy CERo preferred stock” refers to the preferred stock, par value $0.0001 per share, of Legacy CERo.

“Legacy CERo options” refers to the options to purchase shares of Legacy CERo common stock.

“Legacy CERo Stockholders” refers to the holders of Legacy CERo common stock and/or Legacy CERo preferred stock prior to the Business Combination.

“Legacy CERo warrants” refers to the warrants to purchase shares of Legacy CERo preferred stock.

“Merger Sub” refers to PBCE Merger Sub, Inc., a Delaware corporation.

“New Keystone Purchase Agreement” refers to the Common Stock Purchase Agreement, dated as of November 8, 2024, by and between CERo and Keystone.

“Old Keystone Purchase Agreement” refers to the Common Stock Purchase Agreement, dated as of February 14, 2024, by and between PBAX and Keystone.

“PIPE Financings” refers to the First PIPE Financing, the Second PIPE Financing and the Third PIPE Financing.

“PIPE Investors” refer to the investors in the PIPE Financings.

“PIPE Registration Rights Agreement” refers to the First PIPE Registration Rights Agreement, the Second PIPE Registration Rights Agreement and the Third PIPE Registration Rights Agreement.

“Pre-Funded Warrants” refer to the warrants to purchase shares of Common Stock, at an exercise price of $0.0001 per Share, issued in a public offering on February 7, 2025.

“Preferred Stock” refers to the shares of Series A, Series B, and Series C Preferred Stock, par value $0.0001 per share, of CERo.

“Preferred Shares” refer to the shares of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock issued in the PIPE Financings, including the Warrant Preferred Shares.

“Preferred Warrants” refer to warrants to purchase shares of Series A Preferred Stock.

“Primary Earnout Shares” refer to the 12,000 shares of Common Stock issued to the holders of Legacy CERo common stock and Legacy CERo preferred stock in connection with the Business Combination, 10,000 of which are subject to vesting upon the achievement of certain stock price-based earnout targets and 2,000 of which are subject to vesting upon a change of control, respectively.

“Private Placement Warrants” refer to private placement warrants to purchase shares of Common Stock, at an exercise price of $1,150.00 per share, that were originally sold in a private placement concurrently with the Initial Public Offering.

“Public Warrants” refer to the warrants to purchase shares of Common Stock, at an exercise price of $1,150.00 per share, that were originally issued in the Initial Public Offering.

“Reverse Stock Split” refers to the Company’s reverse stock split that became effective at 12:01 a.m. Eastern time on January 8, 2025, pursuant to which each 100 shares of Common Stock outstanding immediately prior thereto was converted into 1 share of Common Stock outstanding immediately thereafter.

“Rollover Warrants” refer to warrants to purchase shares of Common Stock, at an exercise price of $1,000.00 per share, that were converted from Legacy CERo warrants in connection with the Business Combination.

“SEC” refers to the U.S. Securities and Exchange Commission.

“Secondary Earnout Shares” refer to the 8,750 shares of Common Stock issued to the holders of Legacy CERo common stock and Legacy CERo preferred stock in connection with the Business Combination, which became fully vested at Closing.

“Second PIPE Financing” refers to the private placement pursuant to which we issued and sold, and the PIPE Investors purchased, shares of Series B Preferred Stock, on the terms and conditions set forth in the Second Securities Purchase Agreement.

“Second PIPE Registration Rights Agreement” refers to the Registration Rights Agreement, dated as of March 29, 2024, by and between CERo and certain PIPE Investors.

“Second Securities Purchase Agreement” refers to the Securities Purchase Agreement, dated as of March 29, 2024, by and among CERo and certain PIPE Investors, pursuant to which CERo agreed to issue and sell 626 shares of Series B Preferred Stock.

“Series A Preferred Stock” refers to the Series A convertible preferred stock, $0.0001 par value per share, of CERo.

“Series A Warrants” refers to warrants to purchase Common Stock, at a current exercise price of $139.00 per share, sold to certain PIPE Investors pursuant to the First Securities Purchase Agreement.

“Series B Preferred Stock” refers to the Series B convertible preferred stock, $0.0001 par value per share, of CERo.

“Series C Preferred Stock” refers to the Series C convertible preferred stock, $0.0001 par value per share, of CERo.

“Series C Warrants” refers to warrants to purchase shares of Common Stock, at a current exercise price of $0.04 per share, sold to certain PIPE Investors pursuant to the Third Securities Purchase Agreement.

“Sponsor” refers to Phoenix Biotech Sponsor, LLC, a Delaware limited liability company.

“Tertiary Earnout Shares” refer to the 10,000 shares of Common Stock issued to the holders of Legacy CERo common stock and Legacy CERo preferred stock in connection with the Business Combination, which became fully vested upon the achievement of certain regulatory milestone-based earnout targets.

“Third PIPE Financing” refers to the private placement pursuant to which we issued and sold, and the PIPE Investors purchased, shares of Series C Preferred Stock, on the terms and conditions set forth in the Third Securities Purchase Agreement.

“Third PIPE Registration Rights Agreement” refers to the Registration Rights Agreement, dated as of September 26, 2024, by and between CERo and certain PIPE Investors.

“Third Securities Purchase Agreement” refers to the Securities Purchase Agreement, dated as of September 25, 2024, by and among CERo and certain PIPE Investors, pursuant to which CERo agreed to issue and sell 2,853 shares of Series C Preferred Stock and the Series C Warrants to purchase 81,753 shares of Common Stock.

“Warrant Preferred Shares” refer to the shares of Preferred Stock underlying the Preferred Warrants.

“Warrants” refer to the Rollover Warrants, the Private Placement Warrants, the Common Warrants, the Preferred Warrants, the Public Warrants, the February 2025 Common Warrants and the Pre-Funded Warrants.

RISK FACTORS SUMMARY

Our business is subject to numerous risks and uncertainties that you should consider before investing in our securities. Some of the principal risk factors are summarized below:

●	We have incurred significant losses in every year since our inception. We expect to continue to incur losses over the next several years and may never achieve or maintain profitability.

●	There is substantial doubt as to our ability to continue as a going concern.

●	Our business is highly dependent on the success of our lead product candidate. If we are unable to advance clinical development, obtain approval of and successfully commercialize our lead product candidate for the treatment of patients in approved indications, our business would be significantly harmed.

●	Our engineered Chimeric Engulfment Receptor T (“CER-T”) cells represent a novel approach to cancer treatment that creates significant challenges for us.

Our current product candidates are in early clinical or preclinical development and have never been tested in humans. One or all of our current product candidates may fail in clinical development or suffer delays that materially and adversely affect their commercial viability.

●	Success in preclinical studies or clinical trials may not be indicative of results in future clinical trials.

●	Manufacturing genetically engineered products is complex and we, or our third-party manufacturers, may encounter difficulties in production. If we or any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or prevented.

●	Genetic engineering of T cells to create CER-T cells is a relatively new technology, and if we are unable to use this technology in our intended product candidates, our revenue opportunities will be materially limited.

●	We may not be successful in our efforts to identify or discover additional product candidates.

●	Data from our preclinical studies is limited and may change as patient data becomes available or may not be validated in any future or advanced clinical trial.

●	Clinical trials are difficult to design and implement, involve uncertain outcomes and may not be successful.

●	We will depend on enrollment of patients in our clinical trials for our product candidates. If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

●	We face competition from companies that have developed or may develop product candidates for the treatment of the diseases that we may target, including companies developing novel therapies and platform technologies. If these companies develop platform technologies or product candidates more rapidly than we do, if their platform technologies or product candidates are more effective or have fewer side effects, our ability to develop and successfully commercialize product candidates may be adversely affected.

●	We are highly dependent on our key personnel, including individuals with expertise in cell therapy development and manufacturing, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

●	We will need substantial additional financing to develop our product candidates and implement our operating plans, which financing we may be unable to obtain, or unable to obtain on acceptable terms. If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our product candidates.

●	The issuance of shares of our common stock upon conversion or exercise of our outstanding Preferred Shares and Common Warrants and other securities that we may issue in future financing transactions may result in substantial dilution to our stockholders.

●	If our security measures, or those of our contract research organizations (“CROs”), contract development and manufacturing organizations (“CDMOs”), collaborators, contractors, consultants or other third parties upon whom we rely, are compromised or the security, confidentiality, integrity or availability of our information technology, software, services, networks, communications or data is compromised, limited or fails, we could experience a material adverse impact.

●	Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.

●	We will rely on third parties to conduct our clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

●	We rely on third parties to manufacture and store our clinical product supplies, and we may have to rely on third parties to produce and process our product candidates, if approved. There can be no assurance that we will be able to establish or maintain relationships with such third parties. We may in the future establish our own manufacturing facility and infrastructure in addition to or in lieu of relying on third parties for the manufacture of our product candidates, which would be costly, time-consuming and which may not be successful.

●	We maintain single supply relationships for certain key components, and our business and operating results could be harmed if supply is restricted or ends or the price of raw materials used in our suppliers’ manufacturing process increases.

●	Our product candidates rely on the availability of specialty raw materials, which may not be available to us on acceptable terms or at all.

●	Clinical development and the regulatory approval process involve a lengthy and expensive process with an uncertain outcome and results of earlier studies and preclinical data, and trials may not be predictive of future clinical trial results. If our preclinical studies and clinical trials are not sufficient to support regulatory approval of any of our product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of such product candidate.

●	Regulatory requirements in the United States and abroad governing cell therapy products have changed frequently and may continue to change in the future, which could negatively impact our ability to complete clinical trials and commercialize our product candidates in a timely manner, if at all.

●	We are subject to stringent and changing privacy laws, regulations and standards as well as policies, contracts and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to enforcement or litigation (that could result in fines or penalties), a disruption of clinical trials or commercialization of products, reputational harm, or other adverse business effects.

●	Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.

x

●	Sales of a substantial number of our securities in the public market by our existing securityholders could cause the price of our Common Stock and Warrants to fall.

●	Certain existing securityholders purchased our securities at a price below the current trading price of such securities, and may experience a positive rate of return based on the current trading price. Future investors in us may not experience a similar rate of return.

●	Most of our outstanding Common Warrants are “out-of-the-money.” If the trading price of our Common Stock does not increase, the holders thereof will be unlikely to exercise such Common Warrants and we will not receive the proceeds of such exercises.

●	Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

●	We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our business, results of operations, and financial condition.

●	We have identified a material weakness in our internal control over financial reporting. If our remediation of such material weaknesses is not effective, or if we identify additional material weaknesses in the future or otherwise fail to develop and maintain effective internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

●	Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our securities.

●	Our Warrants are exercisable for Common Stock, the exercise of which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

PART I

Item 1. Business.

Overview

We are an innovative immunotherapy company advancing the development of next-generation engineered T cell therapeutics for the treatment of cancer. Our proprietary approach to T cell engineering, which enables us to integrate certain desirable characteristics of both innate and adaptive immunity into a single therapeutic construct, is designed to engage the body’s full immune repertoire to achieve optimized cancer therapy. Our novel cellular immunotherapy platform is designed to redirect patient-derived T cells to eliminate tumors by building in pathways that employ both cytotoxic and phagocytic mechanisms to destroy cancer cells, creating what we refer to as CER-T cells. Our lead molecule is CER-1236, an autologous T-cell product that targets a novel tumor antigen, TIM-4 ligand. Unlike currently approved chimeric antigen receptor (“CAR-T”) therapies which have largely been active in hematological B cell malignancies, we believe CER-1236 will be active in both hematological malignancies and solid tumors.

On November 14, 2024, we received notice from the FDA that the Investigational New Drug Application (“IND”) was cleared after being put on a brief clinical hold due to insufficient nonclinical data to adequately judge off target toxicity. The clinical hold was lifted after additional in vitro experiments were performed. We submitted a second IND application for the investigation of CER-T cell therapy in non-small cell lung cancer (“NSCLC”) and ovarian cancer, which was accepted by the FDA on March 27, 2025.

The ability to enhance the activity of T cells against human cancers through genetic engineering has been among the most significant advances in cancer therapy in the last decade. One of the more promising therapeutic uses of T cells to emerge has been CAR-T cell technology. However promising CAR-T cell therapy has been, its use has been largely limited to the treatment of certain hematological cancers due to lack of specific tumor-associated antigens and CAR-T cells’ limited ability to proliferate, traffic, and circulate in solid tumors. Curative cell therapies for solid tumors currently do not exist, and the significance of this limitation is underscored by the prevalence of solid tumor malignancies. The American Cancer Society estimates that solid tumor cancers accounted for more than 1.7 million of the 1.9 million people newly diagnosed with cancer in 2022. Even in hematological malignancies with approved CAR-T cell therapies, cure rates do not exceed 60%. Nevertheless, despite such limitations, sales of CAR-T cell therapies are anticipated to grow rapidly over the next several years and are expected to exceed $10 billion globally by 2030.

We believe that the preferential attributes engineered into our CER-T cell therapy enables us to overcome many of the limitations which hinder the wider application of CAR-T technology. Our CER-T cells employ a novel targeting mechanism that targets a ligand broadly expressed on tumor cells but not healthy cells. Specifically, CER-1236 targets the TIM-4 Ligand (“TIM-4-L”), otherwise known as phosphatidylserine (“PS”), a critical component of the cell’s plasma membrane that has a key role in cell removal. Exposure of TIM-4-L on the outer surface of the plasma membrane acts as an “eat-me” signal and marks abnormal, stressed and dying or dead cells for phagocytosis. The pro-phagocytic activities of CER-T cells are designed to integrate innate immune effector functions into cytotoxic killer T cells, creating within a single T cell the ability to directly mediate cytotoxic effects and indirectly prime other immune cells. Moreover, in preclinical studies, we have observed that CER-1236 cells exhibit superior cross-presentation abilities compared to conventional T cells, potentially triggering a broad complement of immune effector cells against tumors. Since externally oriented TIM-4-L is broadly expressed by numerous cancer cell types but has very limited exposure on normal healthy cells, we envision CER-1236 as having differentiated therapeutic utility with application across a wide array of cancer types.

We have patterned the design of our CER-T constructs based upon many of the components found in existing conventional CAR-T cell therapies, which we believe could shorten development timelines and enhance commercial application. The processes and protocols used to genetically modify a patient’s T cells to produce CAR-T cells are already well recognized, as is the use of lentivirus in the manufacture of these therapies. Accordingly, we have developed CER-T cell manufacturing processes that closely resemble those used to produce existing engineered CAR-T cells. We also expect to benefit from the well-defined and recognized regulatory guidelines established by both U.S. and European regulatory authorities related to CAR-T therapies and their use. In contrast to these attributes, we believe that other emerging CAR-based drug candidates which involve immune effector cells other than T cells, such as CAR-NK and CAR-M therapies, are unlikely to enjoy similar benefits.

In preclinical studies, we have observed CER-1236 to display attractive functional attributes, among which are:

●	target-dependent activation, cytotoxicity, anti-tumor cytokine production, and high proliferative capacity;

●	phagocytosis of tumor cells;

●	distinct transcriptome, cytokine and chemokine signatures that substantiate the complementary activity of both the innate and adaptive immune response;

●	enhanced antigen acquisition, processing and presentation;

●	no evidence of T cell exhaustion despite repeated challenges;

●	no observed off-target or off-tumor toxicities;

●	expression and maintenance of diverse T cell populations, including naïve and memory cells, likely indicative of response persistence and durability; and

●	well defined and scalable manufacturing protocols.

Based on the preclinical data regarding the use of CER-1236 T cells to combat hematologic malignancies, we anticipate beginning clinical trials in the first half of 2025. We anticipate that our initial targets will be relapsed, remitting acute myeloid leukemia (“AML”) patients as well as AML patients with measurable residual disease (“MRD”) and patients with mutations in TP53, a gene mutation associated with aggressive AML. AML is a heterogenous and aggressive hematopoietic malignancy characterized by the rapid buildup of immature myeloid cells in the bone marrow and blood. This process results in the inhibition of normal hematopoiesis, manifesting as neutropenia, anemia, thrombocytopenia, and the clinical features of bone marrow failure. According to the American Cancer Society, AML accounts for 90% of all acute leukemias in adults, with an estimated 22,010 new cases and 11,090 deaths expected in the United States in 2025. The current treatment has remained largely unchanged over several decades with combination chemotherapy with cytarabine for 7 days and an anthracycline for 3 days (“7+3”). Newer, targeted approaches that include multi-kinase domain inhibitors and antibody-drug conjugates are now available during induction chemotherapy for certain patients. For patients that are sufficiently healthy and at unfavorable risk, allogeneic Hematopoietic Stem Cell Transplants (“HSCTs”) are commonly performed. Despite these interventions, there is significant unmet medical need for novel therapies, including cell therapeutic approaches. Given the incidence of AML, CER-1236 T cell therapy may qualify for an Orphan Drug Designation by the FDA, and we have submitted an application to the FDA for an Orphan Drug Designation on March 18, 2025.

Our Phase 1 AML clinical trial is intended to evaluate the safety, potential therapeutic utility and applicable dose of CER-1236. The approved starting dose for the clinical trial is sufficiently high that we expect to begin to see clinical activity by the second dose level cohort. Concurrent with a trial in these hematological malignancies, we intend to expand the clinical development of CER-1236 with an additional IND submission, which has been approved, to investigate solid tumors such as NSCLC and ovarian cancer. We believe that CER-1236 has the potential to address unmet medical needs in the targeted indications, and be differentiated from currently available therapeutics by its safety, tolerability and efficacy. Since no clinical trials of CER-1236 have commenced, none of the abovementioned statements regarding any of our products in development are intended to be a prediction or conclusion of efficacy.

Our Strategy

Our intent is to become a leading biopharmaceutical company focused on the capital-efficient advancement of innovative anti-cancer product candidates targeting the unmet medical need associated with aggressive and difficult-to-treat hematological malignancies and solid tumors. To accomplish this objective, the key elements of our strategy include:

●	Advance the clinical development of CER-1236 for the treatment of AML patients. Based on preclinical data generated to date related to the use of CER-1236 to treat hematological cancers, we intend to initially target relapsed and refractory AML patients for clinical development. These are aggressive cancers with limited treatment options. Moreover, these cancers represent a significant unmet medical need, and to date there are no approved CAR-T cell therapies for patients diagnosed with AML. There are approximately 20,800 cases of AML diagnosed annually in the U.S.

●	Leverage past and current CAR-T product approvals to shorten the regulatory and manufacturing pathway for CER-1236. We have designed our CER-T cells to share similar construction to currently approved CAR-T cell therapies. The processes and protocols used to produce autologous CAR-T cells are well recognized, and we expect to benefit from the well-defined regulatory guidelines established by both U.S. and European regulatory authorities related to CAR-T cell therapy manufacture. Accordingly, we have configured CER-T cell manufacturing processes to share similarities with those employed in the production of CAR-T cells.

●	Expand CER-1236 development activities to target solid tumors. We intend to expand the clinical development of CER-1236 to include solid tumors. To this end, we plan on evaluating the potential therapeutic utility of CER-1236 to treat NSCLC and ovarian cancer, indications for which efficacious treatments have proven elusive. We believe CER-1236’s differentiated mechanism of action enables the enhanced activity of a broader contingent of immune effector cells, which may allow CER-1236 to achieve success treating cancers for which currently approved CAR-T cell therapies have demonstrated little clinical benefit.

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

The adaptive immune system is composed of special types of leukocytes known as T and B lymphocytes, also known as T and B cells, respectively. T cells participate primarily in the cell-mediated immune response while B cells are involved in the humoral immune response. T cells are an essential component of the adaptive immune system, targeting specific antigens and either destroying targeted cells directly or participating in their destruction by activating other immune cells. T cells use T cell specific receptors to recognize antigens presented via major histocompatibility complex (“MHC”) molecules on APCs. Through this mechanism, T cells have the ability to target tumor-transformed or virus infected cells, as well as help coordinate the activity of other immune cells.

T cells are differentiated by the expression of protein markers on their surface. The two most prominent types of T cells are those that express CD8 molecules and are known as CD8 T cells, and those that express CD4 molecules and are known as CD4 T cells. CD8 T cells, also referred to as cytotoxic lymphocytes (“CTLs”), eliminate cells which they encounter that are recognized as being infected with viruses or other pathogens or are otherwise damaged or dysfunctional through a process referred to as cell lysis, which involves the release by these killer T cells of perforins and granzymes to compromise the integrity of the target cell’s membrane. Endogenous pathogens are broken down by mechanisms present in virtually all cells into smaller fragments and presented to CD8 T cells in combination with an MHC Class I molecule. CD4 T cells, also referred to as T helper cells, have limited cytotoxic activity and typically do not kill infected or dysfunctional cells or eliminate pathogens directly. Instead, they participate in the immune response by providing signals which activate and orchestrate other types of immune cells to perform these tasks. Professional APCs, such as dendritic cells and macrophages, process exogenous pathogens and then present small fragments of the degraded pathogen to CD4 T cells in combination with an MHC Class II molecule, through a phenomenon known as cross-presentation, while antigens of exogenous origin are coupled with an MHC Class I molecule to amplify CD8 T cell activity. Antigen cross presentation is of particular importance in the immune system’s response to cancer.

Genetically Engineered T Cells

The ability to enhance the activity of T cells against human cancers through genetic engineering has been among the most significant advances in cancer therapy in the last decade. Advances in understanding T cells and their role in immunology, and an appreciation of their potential use to treat cancer, has increased interest in the clinical application of T cells in recent years, with the field of adoptive immunotherapy attaining increased prominence as a means of enhancing immune control over tumors. Modern molecular biological techniques allow scientists to introduce genes into human T cells that enhance T cell activity, expand their numbers and infuse them back into the patient from whom they were originally collected. We have developed a novel approach to T cell engineering which has enabled us to integrate certain desirable characteristics of both the innate immune system and the adaptive immune system into a single therapeutic construct intended to optimize cancer therapy. This novel cellular immunotherapy platform is designed to redirect T cells to eliminate tumors by building in engulfment pathways that employ phagocytic programs, creating our CER-T cell therapy.

Phagocytosis is a vital cellular process by which a phagocytic cell engulfs and internalizes a target for elimination and is a major mechanism for the removal of pathogens and unwanted cells to maintain tissue homeostasis. The human body removes billions of cells daily through phagocytic processes. Phagocytic removal employs specific cell clearance programs and machinery to eliminate target cells. The process is a crucial part of the innate immune system and is distinct from the adaptive immune response which involves the generation of cytotoxic T cells to elicit antigen-specific, cytolytic target elimination. Compared to traditional CAR-T cell approaches, which largely target the adaptive immune system, we developed CER-T cell therapy to collaboratively mediate both cytotoxic and phagocytic mechanisms to optimize anti-tumor function. By leveraging both immune responses, we believe CER-T cell therapy has the potential to eliminate cancer cells more effectively and with fewer side effects than traditional CAR-T cell therapies.

The recognition of phagocytosis as a therapeutic modality to directly clear cancer cells and initiate anti-tumor T cell immune responses has fueled interest in effectively engaging phagocytes for use in cancer therapy. Macrophage cell engineering and macrophage-targeting approaches that enhance cytotoxic, phagocytic and cytokine-mediated anti-tumor function are in development. Early clinical trial data from therapeutic candidates targeting myeloid inhibitor function has demonstrated the potential to elicit clinical responses. However, the diverse pro-tumor functions of myelo-monocytic cells may offset these efforts by supporting cancer cell survival, proliferation and the release of factors that may impede anti-tumor immune responses. Limited in vivo proliferation and manufacturing challenges have also been hurdles in the development of macrophage-based cellular therapy.

Experimental evidence demonstrates the ability of CER-T cells to engulf targeted cells, employ cytolytic and non-cytolytic killing mechanisms, and exhibit pro-inflammatory and antigen processing capabilities that augment the current capabilities of T cell immunotherapy. To that end, we believe CER-1236 cell therapy, if approved, may become a component of standard of care treatment regimens, used as a monotherapy or in combination with both small molecule therapeutics and biologics to direct robust tumor elimination.

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

CAR-T therapy recognizes specific antigens that are present on the surface of tumor cells and destroys them. The concept of CAR-T builds upon the normal biology of CTLs, whereby naturally occurring receptors serve to activate these cells when a foreign pathogen or cancerous cell is detected. Conventional CAR-T cell therapy involves the genetic manipulation of a patient’s T cells to enable these modified cells to express a receptor designed to bind to a specific surface antigen. To engineer these cells, a fraction of a patient’s T cells are collected from their blood, and a viral vector containing the genetic instructions for the CAR is used to insert those genes into the genome of the T cell through a process known as transduction. Contained in a single viral vector are the genes encoding for each component of the CAR. Typical CAR-T cells include the following components:

●	Antigen recognition domain. At one end of the CAR is a binding domain that is specific to a targeted antigen. This domain is exposed to the outside of the engineered lymphocyte, where it can recognize the target antigen or antigens. The extracellular target binding domain of CAR-T therapies currently approved by the FDA typically use a single-chain variable fragment (“scFv”), consisting of the heavy-chain and light-chain variable regions of an antibody.

●	Extracellular hinge domain. The hinge domain is a small structural component which extends from the outer cell membrane to the antigen recognition domain and provides conformational flexibility to facilitate optimal binding of the antigen recognition domain to the targeted antigen on the surface of the cancer cell.

●	Transmembrane domain. This middle portion of the CAR links the antigen recognition domain to the activating elements inside the cell. The transmembrane domain anchors the CAR in the lymphocyte’s membrane, bridging the extracellular hinge and antigen recognition domains with the intracellular signaling domain and provides critical stability to the CAR. In addition, the transmembrane domain may also interact with other transmembrane proteins that enhance CAR function.

●	Intracellular signaling domain. The other end of the CAR, inside the T cell, is connected to two or more contiguous domains responsible for activating the lymphocyte when the CAR binds to its target antigen. The first, found in almost all CAR constructs, is called CD3ξ. The CD3ξ domain delivers an essential primary signal within the T cell and is the natural basis for activation of these lymphocytes. The current generation of CAR-T configurations generally employ one or more costimulatory domains, such as CD28, to provide enhanced activation signals and augment lymphocyte activity. Together, these signals result in the proliferation of the CAR-enabled T cells and selective cellular destruction. In addition, activated CAR-T cells stimulate the local secretion of cytokines and other molecules that can recruit and activate additional immune cells to increase target elimination.

The assembly of these core CAR components is depicted in the schematic presented below to which certain non-coding regulatory sequences may be used to augment viral gene expression.

Delivery of conventional CAR-T cell therapies involves a single viral vector.

Conventional CAR-T cell therapies often utilize a lentiviral vector for the delivery of CAR specific genes. Lentiviral particles offer a well-characterized transduction mechanism and are recognized as efficient and convenient vehicles for gene transfer as they demonstrate broad tropism, or activity, in a wide array of cell types, and can be used to target quiescent, or non-dividing, cells. In addition, they do not integrate close to the promoter regions of genes with the frequency of other gene delivery alternatives and lack the immunogenicity of DNA-based vectors, characteristics which provide for enhanced safety. The use of a lentiviral vector to facilitate ex vivo clinical gene transfer has been demonstrated to be safe in humans for two decades with minimal genotoxicity observed in hundreds of patients following gene transfer into T cells or hematopoietic progenitor cells.

Currently, six CAR-T cell therapies have been approved by the FDA for the treatment of certain types of hematological cancers. The first two, approved in 2017, are axicabtagene ciloleucel, sold by Gilead Sciences under the brand name Yescarta, and tisagenlecleucel, sold by Novartis under the brand name Kymriah. A third CAR-T cell therapy, brexucabtagene autoleucel, which is comparable to Yescarta and sold by Gilead under the tradename Tecartus, was approved in 2020. Lisocabtagene matraleucel, sold by Bristol Myers Squibb under the brand name Breyanzi, received FDA approval in February 2021 with Bristol Myers Squibb also receiving approval for idecabtagene vicleucel, sold under the tradename Abecma, in March of that year. Most recently, Janssen Biotech received FDA approval for ciltacabtagene autoleucel, brand name Carvykti, to treat adult patients with relapsed or refractory multiple myeloma and which targets the BCMA protein expressed on cancer cells rather than CD19, the target of the other approved CAR-T cell therapies. Each of these therapies is an autologous therapy and is made from T cells first collected from the patient, which are then genetically modified and administered back to the same patient. Sales of CAR-T cell therapies are anticipated to grow rapidly over the next several years and are expected to exceed $10 billion by 2030. CAR-constructs incorporating alternate immune effector cell types, including NK cells and macrophages, are in earlier stages of clinical development and have only recently entered clinical trials. To date, no CAR-based therapies that employ NK cells or macrophages have received FDA approval. There are at present no FDA approved CAR T cell products for AML.

The Limitations of Current CAR-T Technology

Much of the excitement of cellular therapy surrounds the curative potential of adoptive transfer of genetically engineered T cells. Adoptively transferred T cells proliferate upon their engagement with target antigens and represent a form of therapy that can be appropriately characterized as living and expanding. Efficient targeted killing and tumor elimination may be achieved in a short period of time. However, multiple barriers limit the efficacy of conventional CAR-T cell therapy. A high rate of side effects often accompany treatment with currently approved products, especially in those patients with high tumor burdens. In addition, partial responses occur, often associated with immune escape of the tumor from the CAR or the display by the T cells of an exhaustion phenotype. Moreover, while engineered CAR-T cells have shown remarkable potential in the treatment of hematological cancers, they have not demonstrated equivalent efficacy in the treatment of solid tumors. Curative cell therapies for solid tumors currently do not exist and the importance of this limitation is underscored by the prevalence of solid tumor malignances. The American Cancer Society estimates that solid tumor cancers accounted for more than 1.7 million of the 1.9 million people newly diagnosed with cancer in 2021. Even in hematological malignancies with approved CAR-T cell therapies, less toxic orthogonal treatment approaches are needed as cure rates for CD19-targeted CAR-T cell therapies do not exceed 60%.

Challenges to the use of cellular therapy to address solid tumors often relate to difficulty in developing receptors directed towards targets expressed in high frequency on cancer cells as well as overcoming the immunosuppressive microenvironments that contribute to ineffective immune responses. The tumor stroma, made up of a dense fibrotic matrix, often surrounds solid tumors and acts as a physical barrier, which restricts CAR-T cell access to the tumor. CAR-T cell activity may be further hindered by the tumor microenvironment (“TME”). In the TME, multiple cell types which drive immunosuppression infiltrate solid tumors, including myeloid-derived suppressor cells, tumor-associated macrophages, and regulatory T cells. The interaction of these cells and the tumor cells increases the expression of signaling molecules that enable tumor cell proliferation while dampening the generation of co-stimulatory signals necessary for T cell expansion and persistence. In addition, TME-associated immune dysfunction may result in a down regulation of MHC class I molecules, limiting proper antigen presentation and T cell proliferation. Collectively, these attributes of solid tumors enable them to avoid normal immune surveillance. Increased engagement of the endogenous host response is an important, if not critical, component of CAR-T cell therapy clinical success as the recruitment into the tumor of bystander lymphocytes has been observed in tumor biopsies from patients with curative CAR-T cell therapy. Enhancing the host’s own response to tumor cells offers an important opportunity to improve current CAR T cell responses.

CAR-T recipients may also incur serious adverse events (“SAEs”), perhaps the most prominent of which is cytokine release syndrome (“CRS”). Believed to be related to the rapid proliferation and activation of T cells upon detection of a target antigen, severe or life-threatening CRS was noted in a significant number of patients who participated in the registrational trials of FDA-approved CAR-T therapies. These SAEs can result in patients requiring longer hospitalizations and more intensive medical care. The frequency and severity of observed SAEs is one of the primary reasons that administration of currently approved CAR-T therapy is restricted to a select number of treatment centers. Moreover, aside from the low-level expression of certain cancer specific neoantigens, most tumor associated antigens are also found on normal cells which may lead to serious, if not life threatening, “on-target, off-tumor” toxicities.

We believe that the preferential attributes engineered into our CER-T cell therapies have the potential to represent a next-generation adoptive cellular immunotherapy approach and enable us to overcome many of the limitations which hinder the wider application of current CAR-T technology. The prophagocytic and immunomodulatory properties of CER-T cells are designed to overcome some of the immunosuppressive elements in many solid tumors. In addition, their anticipated superior antigen presentation properties may enhance a patient’s ongoing immune response against tumor antigens. Lastly, healthy cells have minimal expression of TIM-4-L as compared to tumor cells, reducing the potential for on-target off-tumor effects. In consequence, we envision CER-1236 as having a differentiated mechanism for tumor clearance that enables the potential for enhanced activity across a broad array of hematological malignancies and solid tumors.

CER-T Cell Therapy Technology

Distinguishing our CER-1236 cell therapy candidate is the integration into a single therapeutic construct of many of the anti-tumor capabilities resident in both the innate and the adaptive immune systems. We believe the coupling of these functions better emulates normal immune system activity which may promote enhanced T cell activation, proliferation and durability for more robust elimination of cancerous cells and reduction in tumor burden.

We have designed our CER-T constructs to embrace many of the components found in conventional CAR-T cell therapies. The processes and protocols used to genetically modify a patient’s T cells to produce CAR-T cells are well recognized, as is the use of lentivirus in the manufacture of these therapies. Accordingly, we have constructed CER-1236 cell manufacturing processes to be similar to those of CAR-T cells. We expect to benefit from the well-defined regulatory guidelines established by both U.S. and European regulatory authorities related to CAR-T cell therapy and its use.

The biological foundations for CER-T cell therapy

PS, or TIM-4 ligand, is a component of a cell’s plasma membrane and has a key role in cell removal. Under normal physiological conditions, TIM-4-L is restricted to the inner leaflet of the phospholipid bilayer which makes up the plasma membrane of a cell. However, cellular stresses cause the externalization of TIM-4-L to the cell surface. Exposure of TIM-4-L on the outer surface acts as an “eat-me” signal and marks abnormal, stressed and dying or dead cells for phagocytic clearance. A variety of tumors have been shown to have constitutively increased surface TIM-4-L as a result of altered plasma membrane regulation. Among hematologic tumors, loss-of-function mutations in the flippase chaperone transmembrane protein 30A (“TMEM30A”), have been identified in approximately 11% of patients with diffuse large B cell lymphoma (“DLBCL”), and this mutation was correlated with improved response to the standard therapeutic regimen suggesting the host’s immune elimination of TIM-4-L positive tumor cells enhances tumor clearance. We are seeking to exploit the presence of TIM-4-L expressed on the outer cell surface of both hematological malignancies and solid tumors.

CER-1236: Our Lead Development Candidate

As externally oriented TIM-4-L is present on many cancerous cells regardless of tumor type, we believe a single CER construct may demonstrate clinical utility in treating an array of cancers. To that end, we have focused our development activities on optimizing the cancer killing capabilities of a specific CER-T therapeutic design. These efforts have resulted in our lead clinical candidate, CER-1236. In preclinical studies, we have observed CER-1236 to display attractive functional capabilities and product characteristics, among which are:

●	target-dependent activation, cytotoxicity, anti-tumor cytokine production, and high proliferative capacity;

●	tumor cell phagocytosis;

●	distinct transcriptome, cytokine and chemokine signatures that substantiate the complementary activity of both the innate and adaptive immune response;

●	enhanced antigen acquisition, processing and presentation;

●	no evidence of T cell exhaustion despite repeated challenges;

●	no observed off-target or off-tumor toxicities;

●	expression and maintenance of diverse T cell populations, including naïve and memory cells, likely indicative of response persistence and durability; and

●	well defined and scalable manufacturing protocols.

We have designed CER-1236 to align with components included in the current generation of conventional CAR-T configurations by fusing the external domain of TIM-4, a phagocytic receptor, with intracellular signaling domains from T cells and innate immune cells. TIM-4 harbors endogenous phagocytic capacity through its binding to the pro-phagocytic “eat-me” signal TIM-4-L. CER-1236’s intracellular signaling domains, including TLR2, CD28 and CD3ξ motifs, are designed to augment both TIM-4 mediated phagocytosis and cytotoxic T cell function. Another similarity between conventional CAR-T therapeutic formats and our CER-T design is the delivery vehicle used in transduction. As is found in many approved CAR-T therapies, our CER-T technology also employs a lentiviral vector to facilitate gene delivery to patient-derived T cells. A schematic of the structural elements of CER-1236 is presented below.

Schematic of CER-1236

Abbreviations: TIM-4 = ectodomain of the T cell immunoglobulin mucin domain protein 4; TLR2 = toll-like receptor 2.

CER-1236 employs an innovative mechanism of action

CER-1236 is an autologous T cell therapy candidate designed to target TIM-4-L through the external domain of the prophagocytic receptor TIM-4 protein. This therapeutic construct was developed to combine adaptive T cell killing activity with phagocytic clearance and antigen presentation activity to create T cells with enhanced cancer immunotherapy capabilities. The approach builds on the early success of adoptive T cell transfer, which has demonstrated the ability of T cells to proliferate, traffic, and circulate within both primary and metastatic tumors.

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

CER-1236 T cells are designed to harness the power of both the innate and adaptive immune systems

CER-1236 expresses the external domain of the prophagocytic receptor TIM-4 which is linked to T cell and innate immune cell intracellular signaling domains. TIM-4 is normally expressed on subsets of macrophages and dendritic cells and harbors endogenous phagocytic capacity through its binding to and recognition of TIM-4-L. The intracellular signaling domains in CER-1236 are designed to trigger T cell cytotoxic function and enhance TIM-4 mediated phagocytosis. CD3ξ is the signaling component of the TCR and CD28 is a co-stimulatory domain needed for optimal activation. The TLR2 domain is involved in both innate and adaptive immune responses and activation of TLR2 further enhances signaling through both NF-κB and the mitogen-activated protein (“MAP”) kinase family, promoting T cell activity and phagocytic uptake. Both CD28 and CD3ξ signaling domains are incorporated into approved CAR-T cell products. A third generation anti-CD19 CAR-T cell that incorporates a TLR2 domain is currently in clinical development.

By virtue of the TIM-4 engulfment receptor and the intracellular signaling domains, CER-1236 combines attributes of both T cells and phagocytic cells. In phagocytic cells, such as macrophages and dendritic cells, recognition of TIM-4-L on the surface of apoptotic cells by native TIM-4 leads internalization by utilizing integrin coreceptors to activate phagocytic signaling. TIM-4-mediated phagocytosis depends on activation of the RAC1 GTPase which is similarly targeted by TLR signaling, especially TLR9 and TLR2. However, it has been shown that the intracellular portion of TIM-4 is not required for phagocytosis, and therefore the extracellular domain (“ECD”) of TIM-4 appears to function as a tether during phagocytosis to allow intracellular signaling by other transmembrane phagocytic molecules with which it associates, such as the integrins which are expressed ubiquitously on T cells. Since CER-1236 contains only the ECD of TIM-4, binding to TIM-4-L on tumor cells recruits the cell-surface phagocytosis machinery, and simultaneously directly activates CER-1236 T cells through the intracellular CD3ξ and CD28 costimulatory domains. Phagocytosis and cytokine secretion are further enhanced by the TLR2 intracellular signaling domain.

In preclinical studies, CER-1236 empowers T cells with phagocytic and cytotoxic potency

In an in vitro evaluation of the phagocytic potential of CER-1236, CER-transduced T cells demonstrated robust phagocytosis of TIM-4-L. CER-1236 T cells were produced by transducing donor T cells using a lentiviral vector encoding for the chimeric receptor CER-1236, yielding a high percentage of T cells expressing the TIM-4 receptor, in similar CD4:CD8 ratios to untransduced cells. CER-1251 T cells, which express matching intracellular signaling domains but are unable to bind to TIM-4-L due to a mutation in the gene encoding for the TIM-4 binding site, were also produced as a negative control.

TIM-4-L-coated agarose beads were prelabeled with pHrodo red, a pH-sensitive dye which displays limited fluorescence at neutral pH but generates significant fluorescence in acidic pH. The post-phagocytic fusion of phagosomes and lysosomes leads to a drop in pH which can be detected by pH-sensitive dyes. As is illustrated in the graphic below, CER-1236 T cells co-cultured with TIM-4-L-coated beads displayed significant phagocytic activity with up to 60% of CER-T cells acquiring a pHrodo red signal, indicative of bead capture and internalization. By contrast, untransduced T cells and CER-1251 T cells, with a mutation in the TIM-4 binding site, demonstrated minimal phagocytosis.

CER-1236 displays robust, target-specific phagocytic activity

Gene expression patterns demonstrate the combined cytotoxic and phagocytic functions of CER-1236 T cells. RNA-sequencing enables the interrogation of the transcriptional profile of CER-1236 T cells after stimulation with TIM-4-L, with defined separation between the CER-1236 activated cells and the untransduced and CER-1251 control T cells. As shown in the gene expression profile below, over 1,700 genes were noted to be differentially expressed in CER-1236 stimulated T cells in comparison to CER-1251 stimulated T cells. Among these genes were those related to pathways with well-known involvement in regulating phagocytosis, genes involved in nucleation of the ARP-WASP complex, Rho family GTPases, RAC signaling and phagosome formation. Of note, the RhoG subfamily of GTPase has been previously implicated in TCR-driven phagocytic processes. This aggregate of transcriptional signatures is indicative of the multi-modal immune response elicited by CER-1236 T cells.

Phagocytic and cytotoxic transcriptional signatures demonstrate the plasticity of CER-1236 T cells

CER-1236 T cells were also observed to generate potent anti-cancer responses in cell lines derived from specific hematological malignancies and solid tumors. A mantle cell lymphoma (“MCL”) cell line that has been modified to constitutively express externalized cell surface TIM-4-L was co-cultured with either CER-1236 T cells or untransduced T cells. Notably, CER-1236 T cells eliminated 87% of the MCL cells while the untransduced cells demonstrated minimal cytotoxic ability. In addition, CER-1236 T cells secreted multiple cytokines, including IFNγ, granzyme B and TNFα, all indicative of robust and sustained T cell cytotoxicity. Cytokine secretion was determined to be dependent on binding to TIM-4-L, as CER-1251 T cells did not secrete cytokines despite exposure to cell surface TIM-4-L. Further visual evidence of the cancer-killing capacity of CER-1236 T cells is illustrated in the staining assays depicted in the graphs presented below. In the assays with no CER-1236 T cells, significant proliferation of cancer cells was observed, as evidenced by the increase in red staining, while the growth of cancer cells when exposed to CER-1236 T cells was limited. These results are presented in the graph to the left below.

CER-1236 T cells demonstrate potent cytotoxic responses to cancer cells in vitro

Significant cytotoxic activity of CER-1236 was also noted in an advanced NSCLC cell line, HCC827, which has a mutation in its epidermal growth factor receptor (“EGFR”) gene, a cancer type accounting for between 10% and 15% of all lung adenocarcinoma cases in persons of European descent and higher among the Asian population. As is depicted in the above, right graph, while the addition of CER-1236 demonstrates moderate cancer cell killing activity, the addition of osimertinib, the preferred tyrosine kinase inhibitor option for first-line treatment of EGFR-mutation positive advanced NSCLC, substantially enhanced CER-1236 T cell killing in an osimertinib concentration dependent manner. In contrast, HCC827 cells co-cultured with untransduced T cells displayed minimal changes in cell number as compared to cells incubated in the absence of T cells, at all drug concentrations tested. Conditional cytokine proliferation was also observed with CER-1236 T cell treatment, with IFNγ levels over 400-fold higher in cancer cell cultures which used CER-1236 T cells, in contrast to co-cultures which used untransduced T cells. The addition of osimertinib to co-cultures further increased IFNγ levels by more than two-fold, compared with CER-1236 treatment alone. Similar trends were observed with TNFα and Granzyme B levels and increases in osimertinib concentrations led to dose-dependent CER-1236 T cell proliferation. These results demonstrated that CER-1236 T cell activity could be significantly enhanced by upregulating target expression through concomitant dosing of standard of care medication.

TIM-4-L, a lipid moiety recognized by phagocytic cells as an “eat me” signal, has previously been shown to be aberrantly upregulated on acute promyelocytic (“APL”) blasts, a subset of AML. To further interrogate TIM-4-L across other AML subtypes, we evaluated a panel of primary bone marrow samples and peripheral blood from AML patients. We screened a preliminary panel of primary, treatment-naïve or on-therapy AML bone marrow and PBMC samples by flow cytometry: (n=5 adverse, n=5 intermediate, n=1 APL, n=1 familial, n=5 N/A) (Table 1). We observed both high percent (35.5% ± 21.6) and geometric mean fluorescence index (“gMFI”) of cell surface TIM-4-L on a range of AML bone marrow samples. The median gMFI of tertiles 1-3 was: T1 n=7, gMFI = 5033; T2 n=8, gMFI = 1873; T3 n=8, gMFI = 611. Of note, the two on-therapy samples showed high percent and gMFI of cell surface TIM-4-L, with a patient receiving 5-azacytidine showing 1.8 fold TIM-4-L gMFI over median. The second patient receiving TKI therapy showed 3.3 fold TIM-4-L gMFI over median. Healthy donor samples had much lower cell surface TIM-4-L, with a mean gMFI of 582. Circulating AML leukemic blasts were also evaluated for cell surface TIM-4-L and showed high concordance with BM blasts, with high levels of cell surface TIM-4-L compared to healthy donor peripheral blood mononuclear cells (“PBMCs”).

Table 1. AML patient characteristics

Patient: Patient ID	Treatment Status: Disease Status	Previous Treatments	Patient Age At Collection	Gender	Race	Patient: Ethnicity	% Blast Cells	Risk Category	Genetic Abnormality	Cytogenetics
200001107	Newly Diagnosed	none	67	Female	White	Non-Hispanic/Latino	91	Adverse	RUNX1	N/A
200015767	Newly Diagnosed	none	59	Female	White	Non-Hispanic/Latino	35	Adverse	TP53	N/A
200013141	Newly Diagnosed	none	69	Male	White	Non-Hispanic/Latino	75	Intermediate	VAF ASXL1 < 50%	N/A
200015300	Newly Diagnosed	none	59	Male	White		93.03		N/A
200018491	Newly Diagnosed	none	62	Female	White	Non-Hispanic/Latino	30	Adverse	TP53	N/A
130802218	Newly Diagnosed	none	71	Male	White		94.77		N/A
200018493	Newly Diagnosed	none	48	Male	White	Non-Hispanic/Latino	82	Adverse	ASXL1, FLT3-ITD	N/A
200015400	Newly Diagnosed	none	51	Male	White	Non-Hispanic/Latino	80.2	Familial	GATA2 Deficiency	N/A
130776684	Newly Diagnosed	none	38	Female	White		89.78		N/A
200055487	Newly Diagnosed	none	74	Male	White		80.9		N/A
130781611	Newly Diagnosed	none	62	Female	White		81.67	Intermediate	N/A	Normal
200015406	Newly Diagnosed	none	43	Male	White		91.37	Adverse	FLT-3 ITD	N/A
200036152	Newly Diagnosed	none	85	Female	White		70.13
200015557	Newly Diagnosed	none	69	Female	White	Non-Hispanic/Latino	84	Intermediate	DNMT3A	N/A
200019235	Stable	Azacitidine 8 cycles	71	Female	White		72.63	Intermediate	N/A	N/A
200018645	Newly Diagnosed	none	41	Male	White		76.54	APL	N/A	t(15;17)
200015508	Progressive	Imatinib 400 mg.	63	Female	White	Non-Hispanic/Latino	50	Intermediate	VAF < 50%	N/A
200019095	Newly Diagnosed	none	63	Female	White		82.65
200013114	Newly Diagnosed	none	83	Male	White		56.8		NRAS
130800395	Newly Diagnosed	none	72	Female	White		75.7	Adverse	TET2, ASXL1, TP53
200015280	Newly Diagnosed	none	67	Female	White		15.3		ETV6, BCORL, KRAS
200009820	Newly Diagnosed	none	31	Male	White		85.7		KRAS
200009056	Newly Diagnosed	none	21	Female	White		94.8	Adverse	DNMT3A, BCORL1, TP53

AML from bone marrow or PBMC have elevated cell surface TIM-4-L

CER-1236 T cells were also observed to generate potent anti-cancer responses against myeloid malignancies. AML is a heterogenous, and aggressive hematopoietic malignancy characterized by the rapid buildup of immature myeloid cells in the bone marrow and blood. We used AML cell lines depicted in the graph below, Kasumi-1 and MV-4-11, to demonstrate cytotoxic anti-AML responses in co-culture studies with CER-1236. Similar to in vitro cytotoxicity results observed with B cell malignancy and NSCLC cell lines, we show the addition of CER-1236 alone to AML cell lines demonstrates potent cell killing activity. Kasumi-1 harbors a p53 mutation, marking a subset of unfavorable disease risk AML patients, while MV4-11 cells carry a FLT-3 mutation, a proliferative AML leukemia subset. Both cell lines co-cultured with untransduced T cells displayed minimal changes in cell number as compared to cells incubated in the absence of T cells. CER-1236 T cells secreted multiple cytokines in co-cultures with AML cell lines, including IFNγ, granzyme B and TNFα, all indicative of robust and sustained T cell cytotoxicity.

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

A single infusion of CER-1236 T cells eliminates tumors and improves survival

The level of CER-1236 T cells in peripheral blood displayed robust expansion at Day 7, with or without the concomitant administration of ibrutinib. Animals that received CER-1236 T cells demonstrated an expansion of over 400-fold as compared to Day 2 levels both in the absence and presence of ibrutinib. High levels of CER-1236 T cells did not persist in the periphery and animals that received CER-1236 T cells showed a greater than 95% contraction in cell count from peak numbers by Day 14 with subsequent CER-T cell expansion likely prompted by residual tumor cell encounters. CER-1236 T cells also maintained robust proliferative capacity despite repeated in vitro antigen challenges with no evidence of T cell exhaustion noted. These findings are illustrated in the following charts.

A single infusion of CER-1236 T cells generated rapid cell expansion across repeated challenges

CER-1236 demonstrates in vivo tumor clearance in NSCLC adenocarcinoma xenograft

We envisioned that the simultaneous exposure to both osimertinib and CER-1236 would lead to synergistic in vivo anti-tumor responses. HCC827 NSCLC cells were inoculated into the flanks of NSG mice. Once established, the mice were dosed with a short course of the EGFR inhibitor osimertinib to prime TIM-4-L antigen on tumors and administered 2.5e6 CER-1236 T cells. Treatment groups that received the EGFR inhibitor alone, after initial tumor regression, developed progressive disease, as evidenced in the below left graph. In contrast, animals infused with CER-1236 T cells demonstrated potent anti-tumor responses in the presence of osimertinib. CER-1236 T cells expanded rapidly in the blood, with the highest expansion observed in the osimertinib-treated cohorts, as observed in the below right graph. Importantly, no evidence of organ toxicity or weight loss was observed with increases in body weight recorded in all groups over the course of the study. Analysis of the tumors post-infusion indicated extensive infiltration of T cells compared to untransduced controls.

CER-1236 T cells infused to Osimertinib dosed animals showed tumor elimination and higher levels of T cell expansion

We believe that the preclinical models of AML, MCL, ovarian cancer and EGFR-mutation positive NSCLC demonstrate the ability of CER-1236 T cells to induce collaborative innate-adaptive anti-tumor immune responses in both in vitro and in vivo studies. Moreover, concurrent treatment with standard-of-care therapeutics for each of these indications increases target ligand, conditionally bolstering CER-1236 T cell function to augment anti-tumor activity. Additionally, in antigen presentation assays, activated CER-1236 T cells exhibited superior cross-presentation ability relative to conventional T cells, triggering specific TCR-T cell responses in an MHC class I and TLR-2 dependent manner, overcoming the limited antigen presentation capabilities of conventional T cells. These results indicate that CER-1236 T cells have the potential to achieve optimal tumor control by eliciting both cytotoxic effects and cross-priming.

CER-1236 T cells did not elicit safety signals in preclinical safety/toxicology studies

Importantly, no evidence of toxicity was observed during a safety/toxicology study conducted in mice, a clinically relevant model that has an identical structure of TIM-4-L as humans. The effects of CER-1236 administration were evaluated at 2 doses at 3- and 28-day timepoints. No incidence of anemia, thrombocytopenia, neutropenia or coagulation abnormalities were recorded in any condition. Hematologic indices, including hemoglobin/hematocrit, platelets and neutrophils remained stable throughout the study. No perturbation of clinical chemistries was noted. None of the animals experienced weight loss, morbidity or unexpected mortality. No clinically relevant tissue abnormalities were noted at either timepoint at the high dose in any organ evaluated. Overall, these data demonstrate a lack of on-target off-tumor responses and support the safety profile of CER-1236.

The potential for off-target toxicity by CER-1236 was also tested against primary human cells or iPSC-derived human cells representing vital organs, including the CNS, heart, lungs, liver, spleen, kidneys, GI tract, and gonads. CER-1236 was co-cultured with these cells and activation was monitored by IFNγ secretion or cytotoxic effect. Over the time points tested, CER-1236 showed potent activation and cytotoxicity against AML cells (Below, top and bottom graphs), but limited activation (Below, top graph) and no cytotoxicity (Below, bottom graph) against any of the human cell types tested. These experiments support the lack of off-target responses by CER-1236 T cells.

CER-1236 Clinical Development Strategy

Based on the extensive preclinical data that we have assembled regarding the use of CER-1236 T cells to combat cancer, we intend to commence clinical trials with our initial treatment target being patients suffering from relapsed, or refractory AML as well as those subsets who are positive for Minimal Residual Disease and the TP53 mutation. We subsequently intend to expand the clinical development of CER-1236 to include solid tumors such as NSCLC and ovarian cancer. We expect these clinical trials to evaluate the safety, the potential therapeutic utility and applicable dose of CER-1236. In addition, we anticipate that these clinical trials may provide insight into the possible use of CER-1236 to treat an array of hematologic and solid tumors.

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

Disease backgrounds

Acute Myeloid Leukemia

AML is a cancer of the blood and bone marrow that affects myeloid cells, cells which normally develop into the various types of mature blood cells. It is a fast-progressing and aggressive form of blood cancer, with a median time from diagnosis to death of just 5.5 months. Despite over 20 FDA approvals for AML, the death rate in AML patients has only moderately diminished since the 1990s, with the disease hovering around a 32% 5-year overall survival rate according to the National Cancer Institute. AML was diagnosed in 21,000 Americans in 2019, and there were 11,000 AML-related deaths in the same year, according to the Leukemia and Lymphoma Society. Like most cancers, it is a terrifying diagnosis for patients which often leads to many rounds of treatment and a complete disruption of their lives.

Figure 1: Rate of new cases of AML and associated mortality in the United States 1992-2020

Source: NIH, National Cancer Institute

According to Alliance Global Partners, the total AML therapeutic market is estimated to be approximately USD $1B-$1.5B as of 2023 and projected to grow at a compound annual growth rate (CAGR) of ~9% based on the historical growth rate, the anticipated approval of new therapeutics, and an increase in the number of total patients to be diagnosed in the coming years. According to estimates, by 2028, the AML therapeutic market will likely grow to over $2B+, highlighting the significant economic upside associated with any improvements to the standard of care from the current pipeline therapeutics.

Current therapies and their limitations

Currently, there are over 20 FDA approved therapeutics in the AML space, with eight approvals having come in just two years from 2017-2019. Before then, AML was treated with decades-old combination chemotherapy regimens, including cytarabine and anthracycline. This regimen has about a 70-80% complete response (“CR”) rates of adults younger than 60 years and 40-60% of fit adults older than 60 years old. For those eligible for the chemotherapy regimen and experiencing a CR, many patients with adverse features (70%) undergo allogeneic HSCT which, in some patients are “curative.” Unfortunately, a significant proportion (up to 50%) of AML patients are over the age of 65 and are “unfit” for intensive chemotherapy, requiring different treatment approaches for medically unfit patients. The treatment landscape for older unfit adults with AML fundamentally changed with the recent availability of new drugs, in particular the oral B-cell lymphoma 2 inhibitor venetoclax. Venetoclax is used in conjunction with azacytidine to treat these patients, with a complete response rate ~65%. However the majority of adult patients with AML experience relapse despite initially attaining CR; a venetoclax-based doublet therapy for medically less-fit adults carries a median survival of ~14.7 months. The prognosis for patients who are refractory to or relapse after frontline azacitidine venetoclax is dismal with median overall survival of 2.4 months, making this an area of high unmet need. Such patients who do not respond to frontline therapy with azacitidine or venetoclax, and the subset who do not respond to targeted therapies, e.g., IDH1/2 inhibitors, are candidates for investigational trials. To date, there are no approved cell therapeutic approaches to treat AML.

Ovarian Cancer

The American Cancer Society estimates for ovarian cancer in the United States for 2024 are:

●	About 19,680 women will receive a new diagnosis of ovarian cancer.

●	About 12,740 women will die from ovarian cancer.

Ovarian cancer is one of the leading causes of cancer deaths among women. A woman’s risk of getting ovarian cancer during her lifetime is about 1 in 87. Her lifetime chance of dying from ovarian cancer is about 1 in 130. (These statistics don’t count low malignant potential ovarian tumors.) This cancer mainly develops in older women. About half of the women who are diagnosed with ovarian cancer are 63 years or older. It is more common in White women than Black women.

Non-Small Cell Lung Cancer

Most lung cancer statistics include both small cell lung cancer (“SCLC”) and NSCLC. In general, about 10% to 15% of all lung cancers are SCLC, and about 80% to 85% are NSCLC. Lung cancer (both small cell and non-small cell) is the second most common cancer in both men and women in the United States (not counting skin cancer).

The American Cancer Society’s estimates for lung cancer in the US for 2024 are:

●	About 234,580 new cases of lung cancer (116,310 in men and 118,270 in women)

●	About 125,070 deaths from lung cancer (65,790 in men and 59,280 in women)

Lung cancer mainly occurs in older people. Most people diagnosed with lung cancer are 65 or older; a very small number of people diagnosed are younger than 45. The average age of people when diagnosed is about 70.

Lung cancer is by far the leading cause of cancer death in the US, accounting for about 1 in 5 of all cancer deaths. Each year, more people die of lung cancer than of colon, breast, and prostate cancers combined.

Overall, the chance that a man will develop lung cancer in his lifetime is about 1 in 16; for a woman, the risk is about 1 in 17. These numbers include both people who smoke and those who don’t smoke. For people who smoke, the risk is much higher, while for those who don’t, the risk is lower.

●	Black men are about 12% more likely to develop lung cancer than White men. The rate is about 16% lower in Black women than in White women.

●	Black and White women have lower rates than men, but the gap is closing. The lung cancer rate has been dropping among men over the past few decades, but only for about the past decade in women.

●	Despite their overall risk of lung cancer being higher, Black men are less likely to develop SCLC than White men.

Statistics on survival in people with lung cancer vary depending on the type of lung cancer, the stage (extent) of the cancer when it is diagnosed, and other factors.

5-year relative survival rates for non-small cell lung cancer

These numbers are based on people diagnosed with NSCLC between 2012 and 2018.

SEER stage	5-year relative survival rate
Localized	65%
Regional	37%
Distant	9%
All SEER stages combined	28%

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

We believe, subject to discussions with the FDA and other regulatory authorities, that there may be a full development path to registration and use in the larger AML patient populations on achieving positive safety data along with indications of therapeutic benefit in these initial trial cohorts. We believe CER-1236 may provide significant treatment advantages over currently available therapeutics, including CAR-T therapy as a result of its potential to enhance objective response rates and the duration of response related to the comprehensive, coordinated engagement of the innate and adaptive immune systems and a sustained signaling environment. We believe this novel mechanism of action will enable our advance of a single therapeutic construct to address the substantial unmet need for a safe and effective cell therapy offering an improved therapeutic profile, despite significant competition. We subsequently anticipate initiating clinical trials for additional indications, including the possible application of CER-1236 in the treatment of certain solid tumors such as EGFR mutation positive NSCLC and ovarian cancer.

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

In some instances, we submit patent applications directly to the USPTO as provisional patent applications. Corresponding non-provisional patent applications must be filed not later than 12 months after the provisional application filing date. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage.

We will file U.S. non-provisional applications and Patent Cooperation Treaty (“PCT”) applications that claim the benefit of the priority date of earlier filed provisional applications, when applicable. The PCT system allows a single application to be filed within 12 months of the original priority date of the provisional patent application, and to designate all of the PCT member states in which national phase patent applications can later be pursued based on the international patent application filed under the PCT. The PCT search authority performs a patentability search and issues a non-binding patentability opinion which can be used to evaluate the chances of success for the national applications in foreign countries prior to having to incur the filing fees. Although a PCT application does not issue as a patent, it allows the applicant to seek protection in any of the member states through national-phase patent applications. At the end of the period of 30 months from the first priority date of the provisional patent application, separate national phase patent applications can be pursued in any of the PCT member states either by direct national filing, or in some cases, by filing through a regional patent organization, such as the European Patent Office. The PCT system delays expenses, allows a limited evaluation of the chances of success for national/regional patent applications, and enables substantial savings where applications are abandoned within the first thirty months of filing.

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

We have sought patent protection in the United States and various international jurisdictions related to the CER-1236 T cell technology platform and its constructs, as well as their use as individual cellular compositions and product candidates targeting specific diseases. We also intend to seek patent protection related to the processes and materials used in CER-1236 T cell expression as well as its use in combination therapies. As of April 8, 2025, our patent portfolio comprises nine different patent families filed in various jurisdictions worldwide. These patent families include two issued patents in the United States, one of which relates to CER-1236; two allowed U.S. applications, which both relate to CER-1236; nine pending U.S. applications; thirteen issued patents in France, Germany, Italy, Spain, United Kingdom, China, Japan, Hong Kong, and Mexico; and thirty-one pending applications in Canada, China, Europe, Hong Kong, Japan, and Korea. These patents and applications, if and when issued, are projected to expire from 2037 to 2042, absent any available patent term adjustments or extensions. We intend to pursue, when possible, further composition, method of use, dosing, formulation, and other patent protection directed to our current and new product candidates. We may also pursue patent protection with respect to manufacturing and drug development processes and technology.

The following issued patents are directed at a composition of matter and provide coverage for our CER-1236 T cell candidate:

U.S. Patent No. 11,708,423, having an anticipated expiration date of March 26, 2039, including 186 days of patent term adjustment awarded by the USPTO;

EP Patent No. 3,519,441 (validated in the United Kingdom, France, Spain, Germany, and Italy), having an anticipated expiration date of September 26, 2037, absent any available patent term adjustments or extensions;

JP Patent No. 7286658 having an anticipated expiration date of September 21, 2038, absent any available patent term adjustments or extensions; and

CN Patent No. ZL201880076426.1 having an anticipated expiration date of September 21, 2038, absent any available patent term adjustments or extensions.

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

In addition to the current standard of care treatments for patients with cancer, numerous commercial and academic preclinical studies and clinical trials are being undertaken by a large number of parties to assess novel technologies and product candidates in the field of immunotherapy. Results from these studies and trials have fueled increasing levels of interest in the field of immunotherapy. Accordingly, we face competition from numerous pharmaceutical and biotechnology entities related to the development of cellular-based therapies to treat cancer. We expect to face competition from other companies developing TCR T therapies, such as Adaptimmune Therapeutics, plc GlaxoSmithKline plc, MediGene AG, TCR2 Therapeutics Inc., TScan Therapeutics Inc. and Ziopharm Oncology, Inc. We also may compete with other T cell therapy companies with target discovery platforms, such as Adaptive Therapeutics, Inc., Immatics, N.V., 3T Biosciences, Inc., and Sana Biotechnology, Inc., among others. We may also compete against a significant number of companies engaged in the development of autologous and allogeneic CAR- T, CAR-NK, TIL and T cell engager technologies including larger companies such as Gilead Sciences, Inc., Bristol-Myers Squibb Company and Amgen, Inc. as well as smaller companies such as Nkarta Inc., Allogene Therapeutics Inc., Century Therapeutics Inc., and Fate Therapeutics Inc., among others.

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

Regulation Outside of the United States

In addition to regulations in the United States, we are subject to a variety of regulations in other jurisdictions governing clinical studies, commercial sales, and distribution of our products. Most countries outside of the United States require that clinical trial authorization applications be submitted to and approved by the local regulatory authority for each clinical study. In the European Union, for example, an application must be submitted to the national competent authority and an independent ethics committee in each country in which we intend to conduct clinical trials, much like the FDA and IRB, respectively. Under the Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022, a single application is now made through the Clinical Trials Information System for clinical trial authorization in up to 30 EU/EEA countries at the same time and with a single set of documentation.

The assessment of applications for clinical trials is divided into two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all European Union member states in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a reference Member State. Part II is assessed separately by each Member State concerned. The role of the relevant ethics committees in the assessment procedure continues to be governed by the national law of the Member State concerned, however overall related timelines are defined by the Clinical Trials Regulation. The Clinical Trials Regulation also provides for simplified reporting procedures for clinical trial sponsors.

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

To obtain regulatory approval of our medicinal products under the European Union regulatory system, we are required to submit a marketing authorization application (“MAA”), to be assessed in the centralized procedure. The centralized procedure allows applicants to obtain a marketing authorization (“MA”) that is valid throughout the European Union, and the additional countries of the European Economic Area (Iceland, Liechtenstein and Norway) (“EEA”). It is compulsory for medicinal products manufactured using biotechnological processes, orphan medicinal products, advanced therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines) and medicinal products containing a new active substance which is not authorized in the European Union and which is intended for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, auto-immune and other immune dysfunctions, viral diseases or diabetes. The centralized procedure is optional for any other products containing new active substances not authorized in the European Union or for products which constitute a significant therapeutic, scientific, or technical innovation or for which a centralized authorization is in the interests of public health at European Union level. When a company wishes to place on the market a medicinal product that is eligible for the centralized procedure, it sends an application directly to the EMA, to be assessed by the Committee for Medicinal Products for Human Use (“CHMP”). The CHMP is responsible for conducting the assessment of whether a medicine meets the required quality, safety, and efficacy requirements, and whether the product has a positive risk/benefit profile. The time limit for the evaluation procedure is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP). The EMA then has fifteen days to forward its opinion to the European Commission, which will make a binding decision on the grant of an MA within 67 days of the receipt of the CHMP opinion.

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

In the European Union, new active substances (including both small molecules and biological medicinal products) approved on the basis of a complete and independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. Data exclusivity prevents generic or biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA, for a period of eight years from the date on which the reference product was first authorized in the European Union. During the additional two-year period of market exclusivity, a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar medicinal product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with currently approved therapies. There is no guarantee that a product will be considered by the EMA to be a new active substance, and products may not qualify for data exclusivity. Even if the innovator gains the prescribed period of data exclusivity, another company could nevertheless also market another version of the product if such company obtained an MA based on an MAA with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

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

Orphan designation provides opportunities for fee reductions, protocol assistance, and access to the centralized procedure. Fee reductions are limited to the first year after an MA is granted, except for small and medium enterprises. In addition, if a product which has an orphan designation subsequently receives a centralized MA for the indication for which it has such designation, the product is entitled to orphan market exclusivity, which means the EMA may not approve any other application to market a similar medicinal product for the same indication as the authorized orphan product for a period of ten years. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The exclusivity period may be reduced to six years if, at the end of the fifth year, it is shown that the designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, an MA may be granted to a similar medicinal product for the same indication as an authorized orphan product at any time if:

●	the second applicant can establish that its product, although similar to the authorized orphan product, is safer, more effective or otherwise clinically superior;

●	the MA holder of the authorized orphan product consents to a second medicinal product application; or

●	the MA holder of the authorized product cannot supply enough orphan medicinal product.

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

In March 2016, the EMA launched an initiative, the PRIority MEdicines (“PRIME”) scheme, to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIME scheme is intended to encourage development of products in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies on the basis of compelling non-clinical data and tolerability data from initial clinical trials. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted. Importantly, once a candidate medicine has been selected for the PRIME scheme, a dedicated contact and rapporteur from the CHMP or from the Committee for Advanced Therapies (“CAT”) are appointed early in the PRIME scheme facilitating increased understanding of the product at the EMA’s committee level. An initial meeting with the CHMP/CAT rapporteur initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. PRIME eligibility does not change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval.

The aforementioned European Union rules are generally applicable in the EEA.

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the European Union for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval, and, in April 2024, the European Parliament proposed amendments to the legislative proposals. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into EU law.

The United Kingdom left the European Union on January 31, 2020. As a result of the Northern Ireland protocol, following Brexit, the EMA remained responsible for approving novel medicines for supply in Northern Ireland under the EU centralized procedure, and a separate authorization was required to supply the same medicine in Great Britain (England, Wales and Scotland). On February 27, 2023, the United Kingdom government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, and the medicines aspects of the Windsor Framework have applied since January 1, 2025. This new framework fundamentally changes the previous system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the United Kingdom. In particular, the MHRA is now responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain and Northern Ireland), and the EMA no longer has any role in approving medicinal products destined for Northern Ireland under the European Union centralized procedure. A single United Kingdom-wide MA will be granted by the MHRA for all novel medicinal products to be sold in the United Kingdom, enabling products to be sold in a single pack and under a single authorization throughout the United Kingdom. In addition, the new arrangements require all medicines placed on the UK market to be labelled “UK only”, indicating they are not for sale in the European Union.

The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, an accelerated assessment procedure and new routes of evaluation for novel products and biotechnological products. On January 1, 2024, the MHRA put in place an international recognition framework under which the MHRA may have regard to decisions on the approval of MAs made by the EMA and certain other regulators when determining an application for a new Great Britain MA.

There is now no pre-MA orphan designation in the UK. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding MAA. The criteria are essentially the same, but have been tailored for the UK market, i.e., the prevalence of the condition in UK (rather than the European Union) must not be more than five in 10,000. Should an orphan designation be granted, the period or market exclusivity will be set from the date of first approval of the product in the UK.

Healthcare Laws and Regulations

Sales of our product candidate, if approved, or any other future product candidate, will be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we might conduct our business. The healthcare laws and regulations that may affect our ability to operate include the following:

●	The federal Anti-Kickback Statute makes it illegal for any person or entity to knowingly and willfully, directly or indirectly, solicit, receive, offer, or pay any remuneration that is in exchange for or to induce the referral of business, including the purchase, order, lease of any good, facility, item or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value;

●	Federal false claims, and false statement laws, including the federal civil False Claims Act, and Civil Monetary Penalties Law, prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs and biologics, that are false or fraudulent;

●	Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created additional federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors or making any false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and their implementing regulations, imposes obligations on certain covered healthcare providers, health plans, and healthcare clearinghouses and their respective business associates and covered subcontractors types of individuals and entities regarding the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information;

●	The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare and Medicaid Services (“CMS”), information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified nurse anesthetists and certified nurse-midwives and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.;

●	Federal and state laws that require pharmaceutical manufacturers to report product pricing information; and

●

The Foreign Corrupt Practices Act prohibits U.S. businesses and their representatives from offering to pay, paying, promising to pay or authorizing the payment of money or anything of value to a foreign official in order to influence any act or decision of the foreign official in his or her official capacity or to secure any other improper advantage in order to obtain or retain business.

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

Other legislative changes have been proposed and adopted since passage of the Affordable Care Act. The Budget Control Act of 2011, among other things, included automatic reductions to several government programs, including aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which remain in effect through 2031. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

The Affordable Care Act requires pharmaceutical manufacturers to provide a 50% discount (increased by subsequent legislation to a 70% discount) off the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole.” The Inflation Reduction Act of 2022 (“IRA”) includes provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the donut hole. The IRA also requires pharmaceutical manufacturers to provide a 10% discount of all biosimilar and brand name prescription drugs covered under the Medicare Part D plan benefit during the initial coverage period before the beneficiary reaches the $2,000 out-of-pocket spending cap. Once the patient reaches the out-of-pocket spending cap, they enter catastrophic coverage and drug manufacturer liability for biosimilar and brand name drugs increases to 20%. Furthermore, the IRA allows the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; requires companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delays until January 1, 2032 the implementation of a U.S. Department of Health and Human Service (“HHS”) rebate rule that would have limited the fees that pharmacy benefit managers can charge.

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

Employees and Human Capital Resources

As of April 8, 2025, we had eight full-time employees, including two executive officers and six employees conducting Research and Development. Our employees are not represented by labor unions or covered by collective bargaining agreements and we consider our relationship with our employees to be good.

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

Corporate Information

We were incorporated under the laws of the state of Delaware on October 2, 2020 under the name Phoenix Biotech Acquisition Corporation. Legacy CERo was incorporated under the laws of the state of Delaware on September 23, 2016. On February 14, 2024, we consummated a merger with Legacy CERo and subsequently changed our name to “CERo Therapeutics Holdings, Inc.” Our corporate headquarters are currently located at 210 Haskins Way, Suite 230, South San Francisco, California 94080, and our telephone number is (650) 407-2376. Our website is www.cero.bio. The information on our website is not incorporated by reference in this filing or in any other filings we make with the SEC.

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

We are a clinical stage biopharmaceutical company with a limited operating history, and we have incurred significant net losses since our inception in 2016. We incurred net losses of approximately $8.3 million and $7.3 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of approximately $70.9 million. We have funded our operations to date primarily with proceeds from the sale of our equity securities in private financing transactions.

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

We expect that it could take several years until any of our product candidates, which at present is solely CER-1236, receive regulatory and marketing approval and are commercialized, and we may never be successful in obtaining regulatory and marketing approval and commercializing product candidates. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. These net losses will adversely impact our stockholders’ equity and net assets and may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

●	continue our ongoing and planned R&D activities for our CER-T cell therapies and product candidates;

●	pursue preclinical studies and initiate clinical trials for our CER-T cell therapies and other product candidates;

●	seek to discover and develop additional product candidates and further expand our product pipeline;

●	seek regulatory and marketing approvals for any product candidates that successfully complete clinical trials;

●	establish sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain regulatory approval;

●	develop and refine the manufacturing process for our product candidates;

●	change or add additional manufacturers or suppliers of biological materials or product candidates;

●	establish or supplement relationships with CDMOs, CROs and other third-party collaborators;

●	develop, maintain, expand and protect our intellectual property portfolio;

●	acquire or in-license other product candidates and technologies;

●	hire clinical, quality control and manufacturing personnel;

●	add clinical, operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and

●	incur additional legal, accounting and other expenses associated with operating as a public company.

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

There is substantial doubt as to our ability to continue as a going concern.

As of December 31, 2024, the Company reported $3.3 million of cash and cash equivalents, with an accumulated deficit of $70.9 million. Additional funds are necessary to maintain current operations and to continue R&D activities. However, there can be no assurance that sufficient funding will be available to allow the Company to successfully continue its R&D activities and planned regulatory filings with the FDA. If the Company is unable to obtain the necessary funds, significant reductions in spending and the delay or cancellation of planned activities may be necessary. These actions would have a material adverse effect on the Company’s business, results of operations, and prospects. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these accompanying financial statements are issued. In its report on our financial statements for the year ended December 31, 2024, our independent registered public accounting firm included an explanatory paragraph that expressed substantial doubt about our ability to continue as a going concern. Our current cash level raises substantial doubt about our ability to continue as a going concern. In addition, our future financial statements may include similar qualifications about our ability to continue as a going concern. Our financial statements were prepared assuming that we will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to meet our current operating costs, we will need to seek additional financing or modify or cease our operational plans. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

Our limited operating history makes it difficult to evaluate our business and assess our future viability and prospects.

We are a clinical stage company with a limited operating history. We commenced operations in 2016, and our operations to date have been limited to organizing and planning our development efforts, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies, and establishing arrangements with third parties for the manufacture of initial quantities of CER-1236 and component materials. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue. We do not expect to generate significant revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, our product candidates. We do not know when, or if, we will generate any revenue. We received clearance of our IND for our first product candidate, CER-1236, and the rest of our product candidates are in the preclinical stages of development. Our product candidates will require additional preclinical studies, clinical development regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

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

Many of the factors listed above are beyond our control and could cause us to experience significant delays or prevent us from obtaining regulatory approvals or commercialize our product candidates. Even if we are able to commercialize our product candidates, we may not achieve profitability soon after generating product sales, if ever. If we are unable to generate sufficient revenue through the sale of our product candidates or any future product candidates, we will be unable to continue operations without continued funding.

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

We are developing autologous T-cell product candidates that are engineered from healthy donor T-cells to express chimeric engulfment receptors (“CERs”) and are intended for use in patients with certain cancers. Advancing these novel product candidates creates significant challenges for us, including:

●	manufacturing our product candidates to our regulatory specifications and in a timely manner to support our clinical trials, and, if approved, commercialization;

●	sourcing clinical and, if approved, commercial supplies for the raw materials used to manufacture our product candidates;

●	understanding and addressing variability in the quality of a donor’s T cells, which could ultimately affect our ability to produce product in a reliable and consistent manner and treat certain patients;

●	educating medical personnel regarding the potential side effect profile of our product candidates, if approved, such as the potential adverse side effects related to CRS, neurotoxicity, prolonged cytopenia, coagulation abnormalities, thrombosis, hypotension, aplastic anemia and neutropenic sepsis;

●	using medicines to preempt or manage adverse side effects of our product candidates and such medicines may be difficult to source or costly or may not adequately control the side effects or may have other safety risks or a detrimental impact on the efficacy of the treatment;

●	conditioning patients with cyclophosphamide, fludarabine, or bendamustine in advance of administering our product candidates, which may be difficult to source, costly or increase the risk of infections and other adverse side effects;

●	obtaining regulatory approval, as the FDA and other regulatory authorities have limited experience with development of CER T cell therapies for cancer;

●	establishing sales and marketing capabilities upon obtaining any regulatory approval to gain market acceptance of a novel therapy; and

●	obtaining acceptance and approval by physicians, patients, hospitals, cancer treatment centers and others in the medical community.

Our current product candidates are in early clinical or preclinical development and have never been tested in humans. One or all of our current product candidates may fail in clinical development or suffer delays that materially and adversely affect their commercial viability.

Our current product candidates are in early clinical and preclinical development and we are subject to the risks of failure inherent in the development of product candidates based on novel approaches, targets and mechanisms of action. Although we received IND clearance for CER-1236 from the FDA in November 2024 and for additional indications in March 2025, and we anticipate beginning clinical trials in the first half of 2025, there is no guarantee that we will be able to proceed with clinical development of CER-1236 or any of our other product candidates or that any product candidate will demonstrate a clinical benefit once we advance these candidates to testing in patients. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by early clinical stage biotechnology companies such as ours.

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

Our technology involves a relatively new approach to T cell gene therapy. This technology may also not be shown to be effective in clinical studies that we may conduct or may be associated with safety issues that may negatively affect the development of our product candidates. For instance, lentiviral gene transduction may create unintended changes to the DNA such as a non-target site gene insertion, a large deletion, or a DNA translocation, any of which could lead to oncogenesis.

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

The IND for CER-1236 was filed on June 28, 2024 and on November 15, 2024, the FDA cleared us to begin clinical trials for the treatment of AML and we submitted a second IND application for the investigation of CER-T cell therapy in NSCLC and ovarian cancer, which was accepted by the FDA on March 27, 2025, but there are no assurances regarding the acceptance of any amendments or future INDs, which may impact the timelines we expect. For example, we may experience manufacturing delays or other delays with future IND-enabling studies. Moreover, there can be no assurances that once trials begin, issues will not arise that suspend or terminate such clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on the expertise of our management, scientific and medical personnel, including our chief executive officer (“Chief Executive Officer”), Chris Ehrlich, our chief development officer (“Chief Development Officer”), Kristen Pierce, our chief financial officer (“Chief Financial Officer”), Andrew “Al” Kucharchuk and the head of our scientific advisory board, Lawrence Corey. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.

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

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided equity-based compensation for retention purposes. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements or consulting agreements with our key employees, these agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

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

As of December 31, 2024, we had approximately $3.3 million in cash and cash equivalents. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may also need to raise additional capital sooner than we currently anticipate if we choose to expand more rapidly than we presently plan. In any event, we will require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities.

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

The issuance of shares of our Common Stock upon conversion or exercise of our outstanding Preferred Shares and Common Warrants and other securities that we may issue in future financing transactions may result in substantial dilution to our stockholders.

As of April 11, 2025, the Company currently has outstanding (i) 1,429 shares of Series A Preferred Stock with a conversion value of approximately $1.4 million, convertible into shares of Common Stock at a conversion rate of the stated value thereof divided by a current effective conversion price of $1.96; (ii) 198 shares of Series B Preferred Stock with a conversion value of approximately $0.2 million, convertible into shares of Common Stock at a conversion rate of the stated value thereof divided by a floating conversion price of 80% of the lowest volume weighted average price during the five trading days immediately prior to conversion; (iii) 2,537 shares of Series C Preferred Stock with a stated value of approximately $2.5 million, convertible into shares of Common Stock at a conversion rate of the stated value thereof divided by a conversion price of $1.96 (iv) Series A Warrants to purchase 6,127 shares of Common Stock at an exercise price of $139.00 per share; (v) Series C Warrants to purchase 81,753 shares of Common Stock at an exercise price of $0.04; (vi) December 2024 and January 2025 Common Warrants to purchase an aggregate of 247,914 shares of Common Stock at an exercise price ranging from $5.61 to $5.82, (vii) February 2025 Common Warrants to purchase an aggregate of 2,551,020 shares of Common Stock at an exercise price of $1.96, (viii) Pre-Funded Warrants to purchase an aggregate of 215,740 shares of Common Stock at an exercise price of $0.0001, and (ix) Public Warrants and Private Placement Warrants to purchase an aggregate of 91,925 shares of Common Stock at an exercise price of $1,150.00 per share.

Although each of the conversion price of the Preferred Shares and the exercise prices of the December 2024 Common Warrants, January 2025 Common Warrants, and Series A Warrants are at or above the trading price of our Common Stock as of the date of this Annual Report, if such trading price increases, such conversion prices and exercise prices will not change as a result thereof and could be below the trading price of our Common Stock as of the date of any future conversion or exercise thereof, resulting in dilution to our stockholders. In addition, the terms of the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock contain certain penalties and adjustments to the amount included in determination of the conversion rate following certain breaches of the Company’s obligations thereunder, including, among other things, as a result of a failure to file or cause the SEC to declare one or more registration statements relating to the resale of the shares of Common Stock issuable upon conversion thereof by specified deadlines, certain defaults under indebtedness of the Company or judgments against the Company and failure to deliver shares of Common Stock upon conversion in a timely manner. For example, the penalties and adjustments include a 25% premium added to the stated value for determining the conversion rate in connection with breaches other than the breach of the requirement to redeem the shares of Series A Preferred Stock and Series B Preferred Stock by August 14, 2025, which results in a 50% premium, and the addition to the stated value of an amount equal to the value of the shares of Common Stock into which the Series A Preferred Stock or Series B Preferred Stock would have been convertible if the conversion price were equal to 80% of the lowest volume weighted average price during the five trading days immediately prior to conversion. Such penalties and adjustments, which applied during the period when substantially all of the conversions since the Business Combination described in the preceding paragraph occurred as a result of a failure to file and cause the SEC to declare a registration statement with respect to the resale of the underlying shares in a timely manner, have resulted and may in the future result in the issuance of shares of Common Stock at an effective conversion price below the trading price of our Common Stock at the time of such conversion.

We cannot assure you that we will remain in compliance with all of the terms of the Series A Preferred Stock, Series B Preferred Stock or Series C Preferred Stock and that such penalties and adjustments will not apply in the future. In addition, we cannot assure you that we will not issue additional convertible or other derivative securities with highly dilutive penalty or adjustment provisions. As described elsewhere in this Annual Report, the Company needs to obtain financing to fund its research and development activities and clinical trials, as well as other operations. Under challenging conditions in the equity capital markets, particularly for pre-commercialization biotech companies, we may have no viable alternatives to agreeing to inclusion of such provisions in the terms of future financings.

If our security measures, or those of our CROs, CDMOs, collaborators, contractors, consultants or other third parties upon whom we rely, are compromised or the security, confidentiality, integrity or availability of our information technology, software, services, networks, communications or data is compromised, limited or fails, we could experience a material adverse impact.

In the ordinary course of our business, we may collect, process, receive, store, use, generate, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively processing) proprietary, confidential and sensitive information, including personal data (including health information), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties. We may also share or receive sensitive information with our partners, CROs, CDMOs, or other third parties. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If we (or a third party upon whom we rely) experience a security incident or compromise, or are perceived to have experienced a security incident or compromise, we may also experience adverse consequences.

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

Any of the previously identified or similar threats could cause a security incident, compromise, or other interruption. A security incident, compromise, or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to manufacture or deliver our product candidates.

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

Although we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We, and the third parties on whom we rely, have experienced, and expect to continue to experience, threats to and attempts to compromise the security of our information technology systems or otherwise cause a security incident. Such security incidents or compromises, if experienced, could have an adverse impact on our business.

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

Applicable data protection laws, privacy policies and data protection obligations may require us to notify relevant stakeholders of security incidents or compromises. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may also experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms.

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

Disruptions at the FDA, the SEC and other government agencies caused by reduction in staffing, funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including staffing levels, government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund R&D activities is subject to the political process, which is inherently fluid and unpredictable. The Trump Administration has issued executive orders seeking to greatly reduce the size of the federal workforce, including through layoffs and severance packages offered to employees of federal agencies within the executive branch and independent agencies, including the SEC and the FDA. Any such reduction in personnel may result in longer review times by the FDA or SEC.

Disruptions and personnel turnover, as a result of leadership changes, staff reductions or otherwise, at the FDA and other government agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition to the potential reduction in staffing, a government shutdown could adversely affect the FDA review process. Over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to comply with the regulations of the FDA and other similar foreign regulatory authorities, provide true, complete and accurate information to the FDA and other similar foreign regulatory authorities, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws and regulations will increase significantly, and our costs associated with compliance with such laws and regulations are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. For more information, see the section entitled “Business– Healthcare Laws and Regulations.”

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

Public opinion and scrutiny of cell-based immune-oncology therapies for treating cancer, or negative clinical trial results from our cell-based therapy competitors, or auto-immune cell therapy candidates, may impact public perception of our company and product candidates, or impair our ability to conduct our business.

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

Our contract manufacturers would also be subject to the same risks we face in developing our own manufacturing capabilities, as described above. Our current and potential future CDMOs may also be required to shut down in response to the spread of health epidemics or pandemics, or they may prioritize manufacturing for therapies or vaccines for other diseases. In addition, our CDMOs have certain responsibilities for storage of raw materials and in the past have lost or failed to adequately store our raw materials. We will also rely on third parties to store our released product candidates, and any failure to adequately store our product candidates could result in significant delay to our development timelines. Any additional or future damage or loss of raw materials or product candidates could materially impact our ability to manufacture and supply our product candidates. Each of these risks could delay our clinical trials or the approval of any of our product candidates by the FDA or the commercialization of our product candidates or result in higher costs or deprive us of potential product revenue.

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

We may experience delays in obtaining the FDA’s authorization to initiate clinical trials under future INDs and completing ongoing clinical studies of our product candidates due to a variety of factors. Additionally, we cannot be certain that preclinical studies or clinical trials for our product candidates will begin on time, not require redesign, enroll an adequate number of subjects on time, or be completed on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

●	the availability of financial resources to commence and complete the planned trials;

●	the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical trials;

●	delays in obtaining regulatory approval to commence a clinical trial;

●	our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory authority that any of our product candidates are safe, potent and pure;

●	the FDA’s or the applicable foreign regulatory agency’s disagreement with our trial protocol or the interpretation of data from preclinical studies or clinical trials;

●	our inability to demonstrate that the clinical and other benefits of any of our product candidates outweigh any safety or other perceived risks;

●	the FDA’s or the applicable foreign regulatory agency’s requirement for additional preclinical studies or clinical trials;

●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for licensure;

●	the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain licensure of our product candidates in the United States or elsewhere;

●	reaching agreement on acceptable terms with prospective CDMOs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CDMOs and clinical trial sites;

●	obtaining IRB or ethics committee approval at each clinical trial site;

●	recruiting an adequate number of suitable patients to participate in a clinical trial;

●	having subjects complete a clinical trial or return for post-treatment follow-up;

●	clinical trial sites deviating from clinical trial protocol or dropping out of a clinical trial;

●	addressing subject safety concerns that arise during the course of a clinical trial;

●	adding a sufficient number of clinical trial sites;

●	obtaining sufficient product supply of product candidate for use in preclinical studies or clinical trials from third-party suppliers;

●	the FDA’s or the applicable foreign regulatory agency’s findings of deficiencies or failure to approve the manufacturing processes or facilities of third-party manufacturers upon which we rely; or

●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such clinical trials are being conducted, by the Data Safety Monitoring Board for such clinical trial or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical trial protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from the product candidates, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, in July 2024, we announced a clinical hold as a result of insufficient data provided with regard to two issues within pharmacology and toxicology of CER-1236. In November 2024, we announced that the clinical hold was resolved and that the FDA had cleared our IND for Phase 1 clinical trials.

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

In addition, the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act, applies to personal information of consumers, business representatives, and employees, and creates individual privacy rights and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide disclosures to California consumers, affords California residents certain rights related to their personal data, including the right to opt-out of certain sales of personal data, and allow for a private cause of action for certain data breaches. The CCPA also created a new state regulatory agency to implement and enforce the law. Although there are limited exemptions for clinical trial data under the CCPA, as our business progresses, the CCPA may become applicable and significantly impact our business activities and exemplifies the vulnerability of our business to evolving regulatory environment related to personal data and protected health information. In addition, several other states have also passed comprehensive privacy laws, and similar laws are being considered in additional states, as well as at the federal and local levels. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely. Moreover, some states, such as Washington, Nevada and Connecticut, adopted legislation protecting consumer health information specifically. Washington’s My Health My Data Act, which is now in effect, features a private right of action, heightening noncompliance risks.

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

Regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, Executive Order 14117 of February 28, 2024, Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern, as implemented by U.S. Department of Justice, prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.

Like many companies, we may use artificial intelligence and machine learning (AI) technologies, including generative AI, to efficiently grow and manage our business. These technologies have increasingly been the focus of attention for lawmakers and regulators around the globe.

The use of new and evolving technologies, such as artificial intelligence (AI), in our offerings may result in spending material resources and presents risks and challenges that can impact our business including by posing security and other risks to our confidential information, proprietary information and personal information, and as a result we may be exposed to reputational harm and liability.

We may continue to build and integrate AI into our offerings, and this innovation presents risks and challenges that could affect its adoption, and therefore our business. The use of certain artificial intelligence technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the European Union’s Artificial Intelligence Act (“AI Act”) has now entered into force . This sweeping legislation, with broad extraterritorial reach, imposes significant obligations on providers and deployers of high risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. If we develop or deploy AI systems that are governed by the AI Act, we may be required to adopt higher standards of data quality, transparency, and human oversight, and adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements.

Likewise, in the U.S., several states, including Colorado and California, passed laws that will take effect in 2026, to regulate various uses of artificial intelligence, including to make consequential decisions. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The U.S. Food and Drug Administration, for example, issued guidance on the use of artificial intelligence in medical devices, requiring detailed risk management and review processes to obtain approvals. If we develop or use AI systems governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, monitoring and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.

The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Our vendors may in turn incorporate AI tools into their own offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

While we have internal efforts directed at ESG matters and preparations for any increased required future disclosures, such initiatives may be costly and may not have the desired effect. We may be perceived to be not acting responsibly in connection with these matters, which could negatively impact us. Moreover, we may not be able to successfully complete such initiatives due to factors that are within or outside of our control. Even if this is not the case, our actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to investor or regulator engagement on our ESG efforts, even if such initiatives are currently voluntary. In addition, investor or regulatory expectations for ESG practices may change materially as a result of the change in presidential administration and executive orders issued thereby restricting the implementation of diversity, equity and inclusion programs and we may be unable to adapt to such changes in a timely manner and/or without substantial cost.

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

Under current law, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws. Under Sections 382 and 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have not yet completed a Section 382 or Section 383 analysis, and therefore, there can be no assurances that any previously experienced ownership changes have not materially limited our utilization of affected net operating loss carryforwards or other tax attributes. We may experience ownership changes in the future as a result of shifts in our stock ownership. We anticipate incurring significant additional net losses for the foreseeable future, and our ability to utilize net operating loss carryforwards associated with any such losses to offset future taxable income may be limited to the extent we incur future ownership changes. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could adversely affect our future cash flows.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Trump administration has proposed various U.S. federal tax law changes, which if enacted could have a material impact on our business, cash flows, financial condition or results of operations. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

The Biden administration made climate change and the limitation of greenhouse gas (“GHG”) emissions one of its primary objectives. Although the Trump administration is expected to reverse such priorities, several states and other geographic regions in the United States have also adopted legislation and regulations to reduce emissions of GHGs.

On March 6, 2024, the SEC finalized new rules for public companies that would require extensive climate-related disclosures and significant analysis of the impact of climate-related issues on our business strategy, results of operations, and financial condition (the “SEC Climate Disclosure Rules”). Following court challenges initiated during the Biden administration and while the SEC was led by former Chairman Gensler that resulted in the indefinite delay in implementation of the SEC Climate Disclosure Rules, on March 27, 2025, the SEC announced that it had voted to end its defense of such rules in court. Nevertheless, if the SEC or state regulatory authorities were to seek to impose such rules in the future, our legal, accounting and other compliance expenses would increase significantly. . We may also be exposed to legal or regulatory action or claims as a result of any such new regulations. All of these risks could have a material adverse effect on our business, financial position, and/or stock price.

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

Presently, we have rights to certain intellectual property, under issued patents that we own, including U.S. Patent No. 11,708,423 and EP Patent No. 3,519,441, which relate to CER-1236, as well as additional patents which relate to certain other product candidates. U.S. Patent Application Number 16/646,530 was allowed and later issued on July 25, 2023 as U.S. Patent Number 11,708,423. This patent provides coverage over our CER-1236 product candidate and includes claims directed to a CER comprising, at least in part, a Tim-4 phosphatidylserine binding domain and a TLR signaling domain. Because additional product candidates may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, while we have patent rights directed to certain T cell constructs, we may not be able to obtain intellectual property rights to broader T cell or engineered T cell constructs.

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

Risks Related to Ownership of our Securities

Sales of a substantial number of our securities in the public market by our existing securityholders could cause the price of our Common Stock and Warrants to fall.

Sales of a substantial number of shares of our Common Stock in the public market could occur at any time (after the expiration of any applicable lock-up period, assuming the satisfaction of any applicable vesting conditions and subject to the beneficial ownership and stock exchange limitations described herein). These sales, or the perception in the market that the holders of a large number of shares of our Common Stock intend to sell shares, could increase the volatility of the market price of our Common Stock or result in a significant decline in the public trading price of our Common Stock.

The resale, or expected or potential resale, of a substantial number of shares of our Common Stock in the public market could adversely affect the market price for our Common Stock and make it more difficult for you to sell your holdings at times and prices that you determine are appropriate. Accordingly, the adverse market and price pressures resulting from an offering may continue for an extended period of time. Sales of substantial number of such shares in the public market could adversely affect the market price of our Common Stock.

We have filed (in each case, the share numbers set forth below have been adjusted for the Reverse Stock Split):

●	a registration statement with the SEC for purposes of registering the resale from time to time of up to 2,100,000 Shares of Common Stock, which consists of (i) 2,086,357 shares of Common Stock under the New Keystone Purchase Agreement and (ii) 13,643 shares of Common Stock under the Old Keystone Purchase Agreement;

●	a registration statement with the SEC for purposes of registering the resale from time to time of up to 266,191 Shares of Common Stock, which consists of (i) 250,000 Keystone Purchase Shares, (ii) 6,191 Keystone Commitment Shares, and (iii) 10,000 Arena Commitment Shares;

●	a registration statement with the SEC for purposes of registering (1) the resale from time to time of up to 357,737 shares of Common Stock, which consists of (i) 20,557 shares of Common Stock issued to certain selling securityholders for their portion of the merger consideration in connection with the consummation of the Business Combination in exchange for shares of common stock of Legacy CERo; (ii) 200,800 shares of Common Stock issuable upon the conversion of shares of our Series A Preferred Stock, purchased by certain investors pursuant to the First Securities Purchase Agreement; (iii) 12,520 shares of Common Stock issuable upon the conversion of shares of our Series B Preferred Stock, purchased by certain investors pursuant to the Second Securities Purchase Agreement; (iv) 31,712 shares of Common Stock initially issued to the Sponsor and distributed to its members in a distribution-in-kind immediately prior to the Business Combination; (v) 10,000 shares of Common Stock issued to the Sponsor, which are subject to forfeiture upon the vesting of the Tertiary Earnout Shares; (vi) 1,850 shares of Common Stock issued to investors other than the Sponsor in a private placement concurrently with the Initial Public Offering; (vii) 16,495 shares of our Common Stock issued to certain third-party vendors and service providers; (viii) 3,250 shares of Common Stock issuable upon the exercise of warrants to purchase shares of our Common Stock that were converted from Legacy CERo warrants in connection with the Business Combination; (ix) 6,127 shares of Common Stock issuable upon the exercise of warrants to purchase shares of our Common Stock sold to certain investors pursuant to the First Securities Purchase Agreement; (x) 50,000 shares of Common Stock issuable upon the exercise of warrants to purchase shares of our Series A Preferred Stock sold to certain investors pursuant to the First and Second Securities Purchase Agreement and conversion of the underlying shares of Series A Preferred Stock into Common Stock and (xi) 4,425 shares of Common Stock issuable upon the exercise of Private Placement Warrants to purchase shares of our Common Stock, at an exercise price of $1,150.00 per share, that were originally sold in a private placement concurrently with the Initial Public Offering; and (2) the issuance by us of up to 87,500 shares of Common Stock issuable upon the exercise of public warrants to purchase shares of our Common Stock, at an exercise price of $1,150.00 per share, that were originally issued in the Initial Public Offering;

●

a registration statement with the SEC for purposes of registering of the resale from time to time of up to 6,385,638 shares of Common Stock, which consists of (i) 576,710 shares of Common Stock issuable upon the conversion of shares of our Series A Preferred Stock purchased by certain investors pursuant to the First Securities Purchase Agreement; (ii) 91,829 shares of Common Stock issuable upon the conversion of shares of our Series B Preferred Stock purchased by certain investors pursuant to the Second Securities Purchase Agreement; (iii) 707,394 shares of Common Stock issued upon the conversion of shares of our Series A Preferred Stock and Series B Preferred Stock; (iv) 4,366,837 shares of Common Stock issuable upon the conversion of 300% of the number of outstanding shares of our Series C Preferred Stock purchased by certain investors pursuant to the Third Securities Purchase Agreement; (v) 2,500 shares of Common Stock issued to a stockholder in a reallocation of shares in connection with the consummation of the Business Combination; (vi) 81,752 shares of Common Stock issuable upon the exercise of warrants to purchase shares of our Common Stock, at an exercise price of $9.80 per share, which warrants were sold to certain investors pursuant to the Third Securities Purchase Agreement (the “Series C Warrants”); and (ii) 558,617 shares of Common Stock issuable upon the conversion of shares of Series A Preferred Stock resulting from the exercise of outstanding Preferred Warrants; and

●	a registration statement with the SEC for the purposes of registering the primary issuance by the Company of (i) 300,000 shares of Common Stock (ii) 2,551,020 new common warrants to purchase up to an aggregate of 2,551,020 shares of our Common Stock and an aggregate of 2,551,020 shares of our Common Stock issuable upon exercise of the common warrants and (ii) Pre-Funded Warrants to purchase up to 2,251,020 shares of Common Stock, in lieu of shares of Common Stock.

In addition to any resales pursuant to such registration statements, subject to applicable transfer restrictions and the conditions to the availability of Rule 144 for former shell companies under Rule 144(i), shares of Common Stock held by these stockholders will be eligible for resale, potentially subject to, in the case of stockholders who are our affiliates, volume, manner of sale, and other limitations under Rule 144 promulgated under the Securities Act.

In addition, shares of our Common Stock issuable upon exercise or vesting of incentive awards under our incentive plans are, once issued, eligible for sale in the public market, subject to any lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144. Furthermore, shares of our Common Stock reserved for future issuance under our incentive plan may become available for sale in future.

The market price of shares of our Common Stock could drop significantly if the holders of the shares of Common Stock described above sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of shares of our Common Stock or other securities.

Most of our outstanding Common Warrants are “out-of-the-money.” If the trading price of our Common Stock does not increase, the holders thereof will be unlikely to exercise such Common Warrants and we will not receive the proceeds of such exercises.

Holders of our Warrants will be less likely to exercise their Warrants if the exercise prices of their Warrants exceed the market price of our Common Stock. There is no guarantee that our Warrants will continue to be in the money prior to their expiration, and as such, the Warrants may expire worthless. As such, any cash proceeds that we may receive in relation to the exercise of the Warrants overlying shares of Common Stock being offered for sale in this Annual Report will be dependent on the trading price of our Common Stock. There is no assurance that the holders of the Warrants will elect to exercise any or all of such Warrants. As of the date of this Annual Report, (i) all of the Private Placement Warrants and Public Warrants, which have an exercise price of $1,150.00 per share, (ii) December 2024 Common Warrants, which have an exercise price of $5.61 per share, (iii) January 2025 Common Warrants, which have an exercise price of $5.82 per share, (iv) February 2025 Common Warrants to purchase shares of Common Stock, at a current exercise price of $1.96 per share issued by the Company in a public offering on February 7, 2025. and (v) all of the Series A Warrants, which have a current exercise price of $139.00 per share, are “out of the money,” meaning the exercise price is higher than the market price of our Common Stock. Holders of such “out of the money” Warrants are not likely to exercise such Warrants. There can be no assurance that such Warrants will be in the money prior to their respective expiration dates, and therefore, we may not receive any cash proceeds from the exercise of such Warrants.

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

In addition, the stock market in general, and the markets for special purpose acquisition company post-business combination businesses and healthcare companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our Common Stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our Common Stock is low. If the market price of our Common Stock falls, you may not realize any return on your investment and may lose some or all of your investment. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the Russia-Ukraine war and the Israel-Hamas war created volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain and energy markets. The imposition of tariffs by the United States on imports from Canada, China and Mexico and retaliatory tariffs or other actions by the governments of such countries have also created economic uncertainty and disruptions in the capital markets. There have also been disruptions to the U.S. banking system due to bank failures in the past several years, including with respect to Silicon Valley Bank, Signature Bank and First Republic Bank. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing its costs, including labor and employee benefit costs. In addition, higher inflation could also increase customers’ operating costs, which could result in reduced budgets for customers and potentially less demand for our products, if and when approved. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.

We do not intend to pay dividends on our Common Stock, so any returns will be limited to the value of our stock.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various public company reporting requirements that are applicable to other public companies that are not emerging growth companies, including being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, not being required to have its internal control over financial reporting audited by our independent registered public accounting firm under Section 404 of the Sarbanes-Oxley Act (“Section 404”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until the last day of the fiscal year ending after the fifth anniversary of the consummation of our Initial Public Offering or until we are no longer an emerging growth company, whichever is earlier. We will cease to be an emerging growth company prior to the end of such five-year period if certain earlier events occur, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, our annual gross revenues equal or exceed $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period prior to such time. In particular, in this Annual Report, we have provided only two years of audited financial statements and have not included all of the executive compensation related information that would be required if it were not an emerging growth company, and it may elect to take advantage of other reduced reporting requirements in future filings. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock.

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

In addition, our measurement of compensation cost for stock-based awards made to employees, directors and non-employee consultants is based on the fair value of the award on the grant date and we recognize the cost as an expense over the requisite service period or upon the completion of performance-based vesting terms, as applicable. Because the variables that we use as a basis for valuing stock-based awards change over time, including our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly.

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

Our Charter and Bylaws, contain provisions that could delay or prevent a change of control of our board of directors that our stockholders might consider favorable. Some of these provisions include:

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

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the DGCL, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our Charter or Bylaws could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer, or proxy contest. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our Common Stock to decline.

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

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee (the “Audit Committee”) and compensation committee, and qualified executive officers.

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

We have identified a material weakness in our internal control over financial reporting. If our remediation of such material weaknesses is not effective, or if we identify additional material weaknesses in the future or otherwise fail to develop and maintain effective internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

We are required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting. In 2026, five years after our Initial Public Offering, we may be required to comply with auditor attestation requirements, as required by Section 404. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts.

In preparing our accompanying consolidated financial statements, we identified a material weakness in our system of internal financial and accounting controls and procedures, as defined in the SEC guidelines for public companies. The material weakness identified relates to our conclusion that due to a lack of sufficient and qualified resources, we lack effective processes and controls to ensure the accuracy and completeness of our financial statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

Our control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If our financial statements are not accurate, investors may not have a complete understanding of our operations. If we do not file financial statements on a timely basis as required by the SEC, we could face severe consequences. If we are unable to conclude that its internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Common Stock could decline, and we could be subject to sanctions or investigations by the Nasdaq, the SEC or other regulatory authorities. Moreover, responding to such investigations are likely to consume a significant amount of our management resources and cause us to incur significant legal and accounting expenses. Failure to remedy any material weakness in internal control over financial reporting, or to maintain effective control systems, could also restrict our future access to the capital markets. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our business practices. Defending against litigation is costly and time-consuming, and could divert management’s attention and our resources. Furthermore, during the course of litigation, there could be negative public announcements of the results of hearings, motions or other interim proceedings or developments, which could have a negative effect on the market price of our Common Stock.

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our securities.

On July 19, 2024, we received a letter (the “Bid Price Requirement Letter”) from the staff at Nasdaq notifying us that, for the 30 consecutive trading days prior to the date of the Bid Price Requirement Letter, the closing bid price for the Common Stock has been below the minimum $1.00 per share required for continued listing on Nasdaq set forth in Nasdaq Listing Rule 450(a)(1), which is required for continued listing of the Common Stock on Nasdaq (the “Bid Price Requirement”). On October 23, 2024, the trading price for our Common Stock closed under $0.10 and was the tenth consecutive trading day to do so.

On October 24, 2024, we received a letter from the staff at Nasdaq notifying us that, because our Common Stock had a closing bid price of $0.10 or less for ten consecutive trading days, it was no longer eligible to rely upon the 180-day cure period set forth in the Bid Price Requirement Letter. In addition, on October 30, 2024, the Company received a letter from the staff at Nasdaq notifying the Company that it had not regained compliance with the continued listing requirement to maintain a minimum market value of $50,000,000 (the “MVLS Requirement”) for its listed securities within the 180-day compliance period granted by Nasdaq in May 2024.

On July 19, 2024, we also received a letter (the “MVPHS Letter”) from Nasdaq notifying the Company that the Market Value of Publicly Held Shares (the “MVPHS”) of the Common Stock had been below the minimum of $15,000,000 for the last 30 consecutive business days prior to the date of the MVPHS Letter, which is required for continued listing of the Common Stock on Nasdaq (the “MVPHS Requirement”).

Each of the Bid Price Requirement and MVLS Requirement (as defined below) deficiencies results in the commencement of delisting proceedings. However, we attended a hearing before a Nasdaq panel (the “Nasdaq Panel”) on December 17, 2024, at which we submitted a plan to regain compliance with the listing requirements. On January 17, 2025, the Nasdaq Panel granted the Company’s request for an extension of the deadline for regaining compliance with Nasdaq listing requirements to April 22, 2025, subject to certain conditions (the “Nasdaq Conditions”). Pursuant to the Nasdaq Conditions, the Company shall demonstrate compliance with the Bid Price Requirement and apply to transfer its listing to the Nasdaq Capital Market on or prior to January 22, 2025. The Company is also required to satisfy the $2.5 million stockholders’ equity requirement of the Nasdaq Capital Market on or prior to April 22, 2025, submit certain plans to Nasdaq and make certain disclosures.

On February 12, 2025, we received a letter from the Nasdaq confirming that we have regained compliance with the Bid Price Requirement and we have been moved to the Nasdaq Capital Market, as required by the Nasdaq Panel.

Regaining compliance with the Bid Price Requirement is one of the conditions set forth by the Nasdaq Panel in its previously disclosed decision granting our request for an extension to regain compliance with certain Nasdaq continued listing requirements until April 22, 2025. We continue to make progress towards satisfaction of the other conditions. Nevertheless, as of the date of this Annual Report, the trading price of our Common Stock is below the Bid Price Requirement and we have not satisfied the $2.5 million stockholder’s equity requirement. We cannot assure you that we will obtain compliance with these requirements in a timely manner, or at all.

Nevertheless, if the Company is unable to satisfy the Nasdaq Conditions, it is likely that the Company’s securities would be delisted. In addition, if we fail to comply with the Bid Price Requirement at any time prior to the first anniversary of the Reverse Stock Split, we will be ineligible for a 180-day compliance period during which we would otherwise be able to seek to regain compliance by soliciting stockholder approval for another reverse stock split. Such a delisting would likely have a negative effect on the price of the securities and would impair your ability to sell or purchase the securities when you wish to do so. In the event of a delisting, any action taken by us to restore compliance with listing requirements may not allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the Nasdaq minimum share price requirement or prevent future non-compliance with Nasdaq’s listing requirements. Additionally, if our securities are not listed on, or become delisted from Nasdaq for any reason, and are quoted on the over-the-counter bulletin board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange.

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

Sales of a substantial number of our shares of Common Stock and/or Public Warrants in the public market by our existing securityholders, or the perception that those sales might occur, could depress the market price of our shares of Common Stock and Public Warrants and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our shares of Common Stock and Public Warrants. Furthermore, the sale of a substantial number of shares of Common Stock pursuant to the registration statements we have filed with the SEC, or the perception that such sale may occur, may materially and adversely affect the prevailing market price of our Common Stock and thus restrict the amount we are able to raise in an equity offering, or require us to issue and sell more Common Stock to generate the same amount of gross proceeds than we would otherwise have had to, which would result in greater dilution to our existing stockholders. We expect that because there is a large number of shares registered pursuant to such registration statements, the holders thereunder will continue to offer the securities covered thereby for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures and constraint on our ability to raise additional capital resulting from the shares registered hereunder may continue for an extended period of time.

Our Warrants are exercisable for Common Stock, the exercise of which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of April 11, 2025, there were (i) Series A Warrants to purchase 6,127 shares of Common Stock at an exercise price of $139.00 per share; (ii) Series C Warrants to purchase 81,753 shares of Common Stock at an exercise price of $0.04 per share; (iii) December 2024 and January 2025 Common Warrants to purchase an aggregate of 247,914 shares of Common Stock at an exercise price ranging from $5.61 to $5.82, (iv) February 2025 Common Warrants to purchase an aggregate of 2,551,020 shares of Common Stock at an exercise price of $1.96, (v) Pre-Funded Warrants to purchase an aggregate of 215,740 shares of Common Stock at an exercise price of $0.0001, and (vi) Public Warrants and Private Placement Warrants to purchase an aggregate of 91,925 shares of Common Stock at an exercise price of $1,150.00 per share. To the extent such warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock, the impact of which increases as the value of our stock price increases.

Our Earnout Shares are accounted for as liabilities and the changes in value of such shares could have a material effect on, or cause volatility in, our financial results.

We evaluated the accounting treatment of our Earnout Shares subject to forfeiture if the applicable conditions to transferability thereof are not satisfied and determined to classify such shares as liabilities measured at fair value. The fair value of such shares is remeasured on a quarterly basis over the earn-out period with changes in the estimated fair value recorded in Other income (expense) on the consolidated statement of operations. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Earnout Shares each reporting period and that the amount of such gains or losses could materially impact or cause volatility in our financial results.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We have implemented risk management procedures, which include cybersecurity risk management, that are designed to define our corporate risk tolerance and align assumed risks to that tolerance through risk identification, prioritization, assessment, mitigation and planned responses if risk is realized. These elements are applied to cybersecurity as well as other origins of risk.

Our cybersecurity risk management procedures are designed to address four key areas:

●	Identification of assets at risk from cybersecurity threats

●	Identification of potential sources of cybersecurity threats

●	Assessment of the status of protections in place to prevent or mitigate cybersecurity threats

●	Given that landscape, how to manage cybersecurity risks

Our risk assessment and mitigation procedures are centered on three key components:

●	identification of risks, which involved input from different groups across our company;

●	evaluation of the likelihood of the risks manifesting, the severity of the potential consequences and prioritization of different risk items based on, among other things, importance to the business and cost/benefit analysis to fully address; and

●	execution - establishment of a program to address.

Our information technology (the “Information Technology Team”) is responsible for monitoring our information systems for vulnerabilities and mitigating any issues. It works with others within our company to understand the severity of the potential consequences of a cybersecurity incident and to make decisions about how to prioritize mitigation and other initiatives based on, among other things, materiality to the business. The Information Technology Team has processes designed to keep us apprised of the different threats in the cybersecurity landscape - this includes working with consultants, discussions with peers at other companies, and reviewing government alerts and other news items. The team also regularly monitors our network(s) to identify security risks.

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

Before purchasing third-party technology or other solutions that involve exposure to our assets and electronic information, our Information Technology Team performs a review on vendors (evaluating suitability, risk, and impact) before they are approved to work with us.

We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition; however, like other companies in our industry, we and our third-party vendors have, from time to time, experienced threats and security incidents relating to our and our third-party vendors’ information systems. See Item 1A “Risk Factors” in this Annual Report on Form 10-K for more information.

Cybersecurity Governance

Our board of directors has delegated oversight of our enterprise risk management processes, including those relating to cybersecurity risks, to the Audit Committee. Our Chief Financial Officer meets on a periodic basis with the Audit Committee to discuss management’s ongoing cybersecurity risk management procedures. Such discussions address, among other things, the sources and nature of cyber-security risks we face, how management assesses likelihood and severity of the impact of such risks, and progress on any active projects as well any current developments in the cybersecurity landscape. At the Audit Committee’s discretion, material findings may be escalated to the entire board of directors. The chair of the Audit Committee is a Chief Financial Officer with existing cyber-security and risk management responsibilities at a similar public company.

Item 2. Properties.

We do not own any real estate or other physical properties. We currently maintain our executive office in approximately 12,000 square feet of office and laboratory space in a multi-tenant building at 201 Haskins Way in South San Francisco, California. The lease for our headquarters expires on September 30, 2026. We believe that our existing facilities are adequate for our near-term needs. We believe that suitable additional or alternative space would be available if required in the future on commercially reasonable terms.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock and Public Warrants are traded on Nasdaq under the symbols “CERO” and “CEROW,” respectively.

Stockholders

As of April 11, 2025, the numbers of record holders of our Common Stock and Public Warrants were 131 and 32, respectively, not including beneficial holders whose securities are held in street name.

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

In addition, our ability to pay cash dividends on our capital stock in the future may be limited by the terms of any future debt, issued preferred securities, or any credit facility agreements.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans set forth in Item 12 of Part III of this Annual Report is incorporated herein by reference.

Recent Sales of Unregistered Equity Securities

In February 2024, May 2024 and August 2024, we issued 1,191, 2,504, and 16,139 shares of Common Stock, respectively, to an investor as commitment shares in consideration for entering into an equity line of credit with us. The issuance of these securities was made pursuant to Section 4(a)(2) of the Securities Act, and the rules promulgated thereunder, to an accredited investor. As of the date of this Annual Report, we have issued an aggregate of 744,118 shares of Common Stock to such investor pursuant to the equity line of credit.

In February 2024, we issued an aggregate of 10,039 shares of Series A Preferred Stock, at a price of $1,000 per share, initially convertible into 10,039 shares of Common Stock at $10.00 per share, and 2,500 Preferred Warrants, resulting in aggregate consideration to us of approximately $10.0 million. Such issuance includes 2,185 shares of Series A Preferred Stock, initially convertible into 2,185 shares of Common Stock, that were issued to certain investors in exchange for consideration consisting of approximately $2.16 million aggregate outstanding principal amount, together with accrued and unpaid interest thereon of approximately $0.02 million, of certain convertible promissory notes issued in June 2023 by Legacy CERo and a promissory note issued in December 2022, as amended in December 2023, by PBAX. As additional consideration to certain investors, we also issued 6,127 Series A Warrants as a structuring fee. In March 2024, with the consent of the applicable investors, a portion of the shares of Series A Preferred Stock and Series A Warrants transferred to the purchasers of Series B Preferred Stock described below.

In March 2024, we issued an aggregate of 626 shares of Series B Preferred Stock, at a price of $1,000 per share, initially convertible into 626 shares of Common Stock at $1,000.00 per share, resulting in aggregate gross proceeds to us of approximately $0.5 million.

In May 2024, we issued 3,456 shares of Common Stock to an investor as commitment shares in consideration for entering into an equity line of credit with us. The issuance of these securities was made pursuant to Section 4(a)(2) of the Securities Act, and the rules promulgated thereunder, to an accredited investor.

In September 2024, we issued an aggregate of 2,853 shares of Series C Preferred Stock, at a price of $1,000 per share, and 81,753 shares of Series C Warrants, resulting in aggregate gross proceeds to us of approximately $1.25 million.

In December 2024, we issued warrants to purchase an aggregate of 84,061 shares of Common Stock, with an exercise price of $5.61 per share, which was the closing price of the Common Stock on Nasdaq on December 20, 2024 (as adjusted for the Reverse Stock Split), to certain institutional investors. Such shares were issued in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

The issuance of these securities was made pursuant to 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D, and the rules promulgated thereunder, to accredited investors.

Use of Proceeds from Registered Offerings

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of CERo.

The following discussion and analysis of CERo’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in Item 8 of this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in this Annual Report.

Overview

CERo Therapeutics, Inc. (the “Predecessor”) was incorporated in Delaware on September 23, 2016, and is based in South San Francisco, California. Predecessor was focused on developing its therapeutic platform to genetically engineer human immune cells to fight cancer and did not begin clinical development or product commercialization. The Company’s efforts will focus on continued product development, including clinical development, to support regulatory approval to commercialize and subsequent product commercialization.

On June 4, 2023, Predecessor entered into a Business Combination Agreement (as amended by that certain Amendment No. 1 to the Business Combination Agreement, dated as of February 5, 2024 and Amendment No. 2 to the Business Combination Agreement, dated as of February 13, 2024, the “Business Combination Agreement”) by and among PBAX and PBCE Merger Sub, Inc., pursuant to which Merger Sub merged with and into Predecessor, with Predecessor surviving as a wholly-owned subsidiary of PBAX (the “Merger”). In connection with the consummation of the Business Combination on February 14, 2024, PBAX changed its corporate name to “CERo Therapeutics Holdings, Inc.”

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

In addition, the holders of Predecessor common stock and Predecessor preferred stock have the contingent right to receive the Earnout Shares. At the Closing, the Company issued three pools of shares of Common Stock subject to forfeiture if the applicable conditions to transferability thereof are not satisfied: (i) 12,000 shares of Common Stock (giving retroactive effect to the Reverse Stock Split), which will be fully vested upon the achievement of certain adjusted stock price-based earnout targets or upon a qualifying transaction (ii) 8,750 shares of Common Stock (giving retroactive effect to the Reverse Stock Split), pursuant to a Letter Agreement, dated as of February 14, 2024 which were fully vested at Closing of the Merger and which were issued as an offset to the Sponsor Share Forfeiture Agreement, and (iii) 10,000 shares of Common Stock (giving retroactive effect to the Reverse Stock Split), which were fully vested upon the June 28, 2024 achievement of certain regulatory milestone-based earnout targets.

As consideration for the Merger, the Company issued to Predecessor stockholders an aggregate of 84,483 shares of Common Stock, including 22,000 Earnout Shares and 3,733 shares issuable upon exercise of rollover options or warrants (giving retroactive effect to the Reverse Stock Split).

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital to fund its R&D activities and meet its obligations on a timely basis. As of December 31, 2024, the Company reported $3.3 million of cash and cash equivalents, with an accumulated deficit of $70.9 million. On February 5, 2025, the Company entered into a securities purchase agreement (the “SPA”), with participation from a member of the Board and a single institutional investor, for the purchase and sale of (i) 2,551,020 shares of Common Stock or Common Stock equivalents in lieu thereof; and (ii) February 2025 Common Warrants to purchase up to 2,551,020 shares of Common Stock at an exercise price of $1.96. In connection with such offering, the Company received net proceeds of approximately $4.5 million. Additionally, since December 31, 2024, the Company received net proceeds from the exercise of the remaining Series A Warrants, the collection of subscriptions receivable and equity line of credit fundings of approximately $2.5 million. Additional funds are necessary to maintain current operations and to continue R&D activities. However, there can be no assurance that sufficient funding will be available to allow the Company to successfully continue its R&D activities and planned regulatory filings with the FDA. If the Company is unable to obtain the necessary funds, significant reductions in spending and the delay or cancellation of planned activities may be necessary. These actions would have a material adverse effect on the Company’s business, results of operations, and prospects. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these accompanying financial statements are issued. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Recent Developments

Reverse Stock Split

At 12:01 a.m. Eastern time on January 8, 2025, we effected the Reverse Stock Split pursuant to which each 100 shares of our Common Stock outstanding immediately prior thereto was converted into 1 share of our Common Stock outstanding immediately thereafter.

February 2025 Offering

On February 7, 2025, we closed our reasonable best efforts public offering, with participation from a member of our board of directors and a single institutional investor, for the purchase and sale of (i) 2,551,020 shares of Common Stock or common stock equivalents in lieu thereof; and (ii) February 2025 Common Warrants to purchase up to 2,551,020 shares of common stock, at a combined public offering price of $1.96 per share and warrant. In connection with the offering, on February 5, 2025, we entered into the SPA with the investors. Such transaction is referred to as the “February 2025 Offering.” The shares of Common Stock and the Warrants described above and the shares of Common Stock underlying the Warrants were offered pursuant to the Registration Statement on Form S-1 (File No. 333-284007), as amended, which was declared effective by the Securities and Exchange Commission on February 5, 2025. In connection with this offering, we received net proceeds of approximately $4.5 million.

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

On November 15, 2024, the Company received notice from the FDA that the IND for CER-1236 was cleared. The Company currently anticipates beginning clinical trials in the first half of 2025. We submitted a second IND application for the investigation of CER-T cell therapy in NSCLC and ovarian cancer, which was accepted by the FDA on March 27, 2025.

Nasdaq Notices of Non-compliance and Nasdaq Panel Decision

On July 19, 2024, the Company received a letter (the “Bid Price Requirement Letter”) from the staff at The Nasdaq Global Market notifying the Company that, for the 30 consecutive trading days prior to the date of the Bid Price Requirement Letter, the closing bid price for the Common Stock had not been in compliance with the Bid Price Requirement. On October 23, 2024, the trading price for CERo common stock closed under $0.10 and was the tenth consecutive trading day to do so. On October 24, 2024, the Company received a letter from the staff at The Nasdaq Global Market notifying the Company that, because its Common Stock had a closing bid price of $0.10 or less for ten consecutive trading days, it was no longer eligible to rely upon the 180-day cure period set forth in the Bid Price Requirement Letter.

On July 19, 2024, the Company also received the MVPHS Letter notifying the Company that, for the 30 consecutive trading days prior to the date of the MVPHS Letter, the Common Stock had not been in compliance with the MVPHS Requirement.

Such letters are in addition to the letter from The Nasdaq Global Market received by the Company on May 2, 2024 (the “MVLS Letter” and, together with the Bid Price Requirement Letter and the MVPHS Letter, the “Letters”) notifying the Company that, for the 30 consecutive trading days prior to the date of such MVLS Letter, the Common Stock had traded at a value below the minimum $50,000,000 “Market Value of Listed Securities” (“MVLS”) requirement set forth in Nasdaq Listing Rule 5450(b)(2)(A), which is required for continued listing of the Common Stock on The Nasdaq Global Market (the “MVLS Requirement”). On October 30, 2024, the Company received a letter from the staff at The Nasdaq Global Market notifying the Company that it had not regained compliance with the MVLS Requirement within the 180-day compliance period set forth in the MVLS Letter.

Each of the Bid Price Requirement and MVLS Requirement deficiencies results in the commencement of delisting proceedings. However, the Company attended a hearing before the Nasdaq Panel on December 17, 2024, at which the Company submitted a plan for regaining compliance. Notwithstanding that applicable Nasdaq rules provide a 180-day compliance period to regain compliance with the MVPHS Requirement, the plan submitted by the Company in connection with such hearing, as required by applicable Nasdaq requirements, demonstrated a pathway to compliance with all applicable deficiencies.

On January 17, 2025, the Nasdaq Panel granted the Company’s request for an extension of the deadline for regaining compliance with Nasdaq listing requirements to April 22, 2025, subject to Nasdaq Conditions. Pursuant to the Nasdaq Conditions, the Company shall demonstrate compliance with the Bid Price Requirement and apply to transfer its listing to the Nasdaq Capital Market on or prior to January 22, 2025. The Company is also required to satisfy the $2.5 million stockholders’ equity requirement of the Nasdaq Capital Market on or prior to April 22, 2025, submit certain plans to Nasdaq and make certain disclosures.

On February 12, 2025, we received a letter from Nasdaq confirming that we have regained compliance with the Bid Price Requirement and we have been moved to the Nasdaq Capital Market, as required by the Nasdaq Panel.

Regaining compliance with the Bid Price Requirement is one of the conditions set forth by the Nasdaq Panel in its previously disclosed decision granting our request for an extension to regain compliance with certain Nasdaq continued listing requirements until April 22, 2025. We continue to make progress towards satisfaction of the other conditions. Nevertheless, as of the date of this Annual Report, the trading price of our Common Stock is below the Bid Price Requirement and we have not satisfied the $2.5 million stockholder’s equity requirement. We cannot assure you that we will obtain compliance with these requirements in a timely manner, or at all.

Warrant Issuances

On December 23, 2024, the Company issued warrants to purchase an aggregate of 84,061 shares of Common Stock, with an exercise price of $5.61 per share, which was the closing price of the Common Stock on Nasdaq on December 20, 2024, to certain institutional investors as a condition to the exercise of Preferred Warrants held thereby. On January 6, 2025, the Company issued additional warrants to purchase an aggregate of 163,853 shares of Common Stock, with an exercise price of $5.82 per share, which was the closing price of the Common Stock on Nasdaq on January 3, 2025, to an institutional investor as a condition to the exercise of Preferred Warrants held thereby. Such number of shares gives effect to the Reverse Stock Split.

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

Operating Expenses

Research and Development Expenses

R&D expenses consist of discovery activities, manufacturing development and production, preclinical and clinical development, and regulatory filing for product candidates. R&D expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in R&D are capitalized until the goods or services are received. Costs incurred in obtaining technology licenses through asset acquisitions, if incurred, will be charged to R&D expense if the licensed technology has not reached technological feasibility and has no alternative future use. R&D expenses include or could include:

●	employee-related expenses, including salaries, bonuses, benefits, stock-based compensation and other related costs for those employees involved in R&D efforts;

●	external R&D expenses incurred under agreements with preclinical research organizations, clinical research organizations, investigative sites, centralized clinical laboratories, and consultants to conduct preclinical and clinical studies;

●	costs related to manufacturing material for preclinical studies and clinical trials, including fees paid to contract development and manufacturing organizations;

●	product-liability insurance for clinical development product(s);

●	laboratory supplies and research materials;

●	software and systems related to R&D activities;

●	costs related to regulatory filing and compliance; and

●	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent, maintenance of facilities, and equipment.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive and administrative functions, including stock-based compensation, travel expenses and recruiting expenses. Other general and administrative expenses include professional fees for legal, accounting and tax-related services, consulting fees, insurance costs, and investor relations fees.

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

Other Income, Net

Other income, net consists predominantly of interest income from interest bearing bank accounts, interest expense on payables, gains recorded on settlements reached with vendors on payables, and the gain or loss on the revaluation of earnout and derivative liabilities, which represents the change in fair value of earnout liabilities or outstanding warrants between periods.

Results of Operations for the years ended December 31, 2024 and 2023

The Results of Operations for year ended December 31, 2024 are pro forma as the period presented in the following table and discussion includes the Predecessor for the period from January 1, 2024 through February 13, 2024 and the Company for the period from February 14, 2024 through December 31, 2024. This pro forma period from January 1, 2024 to December 31, 2024 does not include the Merger transactions that occurred on-the-line.

	For the Years Ended December 31,
	2024
	(Pro forma) (Predecessor and Successor)	2023 (Predecessor)	Difference	Percentage Change
Operating expenses:
Research and development	$7,079,744	$5,288,580	$1,791,164	33.9%
General and administrative	9,118,292	2,386,469	6,731,823	282.1%
Total operating expenses	16,198,036	7,675,049	8,522,987	111.0%
Loss from operations	(16,198,036)	(7,675,049)	(8,522,987)	111.0%

Other income (expense):
Gain from settlement of liabilities with vendor	3,339,223	8,144	3,331,079	40,902.2%
Other expense	(672,378)	(62,182)	(610,196)	981.3%
Change in fair value of derivative liabilities and earnout liabilities	5,200,117	301,170	4,898,946	1,626.6%
Interest income, net	26,651	138,340	(111,689)	(80.7)%
Total other income, net	7,893,613	385,472	7,508,140	1,947.78%

Net loss	(8,304,423)	(7,289,577)	(1,014,846)	13.9%
Deemed dividend	(2,784,839)	-	(2,784,839)	-
Net loss attributable to common stockholders	$(11,089,262)	$(7,289,577)	$(3,799,686)	52.1%

General and Administrative Expenses

General and administrative expenses were $9.1 million for the year ended December 31, 2024, compared to $2.4 million for the year ended December 31, 2023, reflecting an increase of $6.7 million. The increase in the year ended December 31, 2024, over the year ended December 31, 2023, was partially due to a $1.8 million expense consisting of the remaining underwriting fees from the PBAX initial public offering, which were earned on the consummation of the business combination. Additionally, the hiring of senior management in G&A resulted in an increase of $2.0 million, including recruiting fees. Legal fees increased $1.0 million and business consulting increased $0.8 million in the year ended December 31, 2024, versus the year ended December 31, 2023. Expenses related to services required for SEC compliance, such as printing and transfer agency fees, increased $0.5 million and public company insurance coverage increased insurance expenses $0.5 million in the year ended December 31, 2024, compared to the year ended December 31, 2023. Corporate communications and director fees each increased $0.2 million in the year ended December 31, 2024 compared to the year ended December 31, 2023. The additional expenses are all driven by the increased expenses of operational compliance as a public company.

Research and Development Expenses

Research and development expenses were $7.6 million for the year ended December 31, 2024, compared to $5.3 million for the year ended December 31, 2023, reflecting an increase of $1.8 million. The increase was related to increased R&D activity as the Company prepared and filed the IND for CER-1236, prepared for the clinical trial initiation, and conducted additional experiments in response to the FDA questions related to the IND. Clinical expenses increased $0.2 million, and scientific consulting expenses increased $1.2 million in the year ended December 31, 2024, due to activities related to the preparation of the IND and responses to questions from the FDA, and preparation for the anticipated clinical trial for CER-1236. Additional studies required to address FDA questions increased preclinical study costs by $0.3 million.

The Company anticipates that its R&D expenses will significantly increase in the future as the Company increases headcount, compensation expense, and contracted services for preclinical and clinical development of its product candidates, as well as for manufacturing of clinical product to be used in clinical development.

Other Income, Net

Other income was $7.9 million for the year ended December 31, 2024, compared to $0.4 million for the year ended December 31, 2023, reflecting an increase of $7.5 million. The increase in 2024 as compared to 2023 was primarily due to the $4.8 million positive change in value of the Company’s earnout liability and the $0.4 million gain recorded for the change in value of the Predecessor’s preferred stock warrant liability in the year ended December 31, 2024. Additionally, settlement of vendor liabilities in 2024 resulted in a $3.3 million increase in other income in 2024. This other income was offset by an increase in other expenses attributable to an increase in registration and other penalties of $0.6 million and a decrease in interest income of $0.1 million.

Net loss and net loss attributable to common stockholders

For the years ended December 31, 2024 and 2023, net loss amounted to $8.3 million and $7.3 million, respectively, an increase of $1.0 million, or 13.9%. During 2024, in connection with our Series A and Series B preferred stock conversions and the repricing of Series A Warrants, we recorded a deemed dividend of $2.8 million. Accordingly, for the years ended December 31, 2024 and 2023, net loss attributable to common stockholders amounted to $11.1 million, or $(19.14) per common share, and $7.3 million, or $(97.90) per common share, respectively.

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

The Company, therefore, anticipates that substantial additional funding will be needed in connection with its continuing operations. At December 31, 2024, the Company had $3.3 million in cash and cash equivalents. The Company intends to devote most of the available cash to the preclinical and clinical development of its product candidates and public company compliance costs. Based on current business plans, the Company believes that the cash available at December 31, 2024 will not fund its operations and capital requirements for 12 months after the filing of the audited financial statements for the year ended December 31, 2024. The Company has arranged two equity lines of credit, one providing for the sale of up to 25,000,000 newly issued shares of Common Stock and the other providing for the purchase of up to $25 million of Common Stock on the satisfaction of certain conditions. The Company has no guarantee that the conditions will be satisfied to require the purchase of all, or any additional amount, of the ELOC funds. On February 5, 2025, the Company entered into the SPA, with participation from a member of the Company’s Board and a single institutional investor, for the purchase and sale of (i) 2,551,020 shares of our common stock or common stock equivalents in lieu thereof; and (ii) February 2025 Common Warrants to purchase up to 2,551,020 shares of common stock, at a combined public offering price of $1.96 per share and warrant. In connection with this offering, the Company received net proceeds of approximately $4.5 million. Additionally, since December 31, 2024, the Company received net proceeds from the exercise of the remaining Series A Preferred Warrants, the collection of subscriptions receivable and ELOC fundings of approximately $2.5 million. Any estimate as to how long the Company expects the net proceeds from the ELOC funding may fund the Company’s operations is based on assumptions that may prove to be wrong, and the Company could use its available capital resources sooner than its current expectations. Changing circumstances, some of which may be beyond the Company’s control, could result in less cash and cash equivalents available to fund operations or cause the Company to consume capital significantly faster than currently anticipated, and the Company may need to seek additional funds from additional sources sooner than planned.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical drug products, the Company is unable to estimate the exact amount of its operating capital requirements. The Company’s future funding requirements will depend on many factors, including, but not limited to those listed under “Factors Affecting Our Performance” above.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete, and the Company may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, the Company’s product candidates, if approved, may not achieve commercial success. Commercial revenues, if any, will be derived from sales of product candidates that the Company does not expect to be commercially available in the near term, if at all. Accordingly, the Company will need to continue to rely on additional financing to achieve its business objectives. Adequate additional financing may not be available to the Company on acceptable terms, or at all. To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the terms of these equity securities or this debt may restrict the Company’s ability to operate. Any future debt financing and equity financing, if available, may involve covenants limiting and restricting the ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. If the Company raises additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, it may be required to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to the Company. If the Company is unable to raise capital when needed or on acceptable terms, the Company could be forced to delay, reduce or eliminate its R&D programs or future commercialization efforts.

Cash Flows

	For the Years Ended December 31,
	2024
	(Pro forma, Predecessor and Successor)	2023 (Predecessor)	Difference

Net cash used in operating activities	$(12,915,969)	$(5,789,987)	$(7,125,982)
Net cash provided by financing activities:	13,727,634	571,678	13,155,956
Net increase (decrease) in cash and cash equivalents	$811,665	$(5,218,309)	$6,029,974

Net cash used in operating activities

Net cash used in operating activities for the year ended December 31, 2024 primarily reflected a net loss of $8.3 million, adjusted for the reconciliation of non-cash items such as a gain on of the settlement of vendor liabilities of $3.3 million, depreciation expense of $0.4 million, stock-based compensation of $0.9 million, amortization of right-of-use asset of $0.7 million and a gain on revaluation of derivative and earnout liabilities of $5.2 million, and changes in operating asset and liabilities primarily consisting of an increase in prepaid expenses and other current assets of $0.1 million, an increase in accounts payable of $0.2 million, an increase in accrued liabilities of $2.3 million, and a decrease in operating lease liabilities of $0.8 million.

Net cash used in operating activities for the year ended December 31, 2023 primarily reflected a net loss of $7.3 million, adjusted for the reconciliation of non-cash items such as depreciation expense of $0.5 million, stock-based compensation of $0.1 million, amortization of right-of-use asset of $0.7 million and a gain on revaluation of the preferred stock warrant liability of $0.3 million, and changes in operating asset and liabilities primarily consisting of an increase in prepaid expenses and other current assets of $0.1 million, an increase in accounts payable of $1.3 million, and a decrease in operating lease liabilities of $0.7 million.

Net cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2024 amounted to $13.73 million as compared to $0.6 million for the year ended December 31, 2023.

During the year ended December 31, 2024, net cash provided by financing activities of $13.7 million was primarily attributable to the receipt of net proceeds of $7.2 million from the issuance of Series A and B Preferred Stock, net proceeds of $0.8 million from the issuance of Series C Preferred Stock and associated warrants, net proceeds of $4.8 million for the sale of common stock under the ELOC, and proceeds from the exercise of Series A warrants of $0.9 million.

During the year ended December 31, 2023, net cash provided by financing activities of $0.6 million was primarily attributable to the receipt of net proceeds of $0.6 million from the issuance of convertible notes payable.

Critical Accounting Estimates

Earnout liability - As a result of the Merger in February 2024, the Company recognized an earnout liability of $4.9 million on the merger date. The earnout liability is measured using unobservable (Level 3) inputs and was included in current liabilities on balance sheet. The Company estimated the fair value of the earnout liability by applying a Monte-Carlo simulation method using the Company’s projection of future operating results and the estimated probability of achievement of the earnout target metrics.  The Monte-Carlo simulation is a generally accepted statistical technique used to generate a defined number of valuation paths in order to develop a reasonable estimate of the fair value of the earnout liability. The liability is remeasured to fair value using the Monte-Carlo simulation method at each reporting period, and the change in fair value is recognized in other income (expense) until the contingency is resolved. During the year ended December 31, 2024, the Company recorded a gain from change of fair value of the earnout liability of $4,880,000, which is included in other income, net on the accompanying consolidated statement of operations.

Stock-based compensation – The Company periodically issues common stock and stock options to officers, directors, and consultants for services rendered. Stock-based compensation accounting requires the recognition of stock-based compensation expense, using a grant date fair value-based method, for costs related to all share-based payments including stock options and restricted stock awards granted to employees and non-employees. Companies are required to estimate the fair value of all share-based payment awards on the date of grant using an option pricing model, and the Company uses a Black-Scholes option pricing model (“Black-Scholes”) to estimate option award fair value. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The fair value of restricted stock awards is based upon the estimated share price of the common shares on the date of grant. Forfeitures are accounted for as they occur, and the Company applies the simplified method to estimate expected term of “plain vanilla” options. All options and restricted stock awards granted since inception are expensed on a straight-line basis over the requisite service period, which is usually the vesting period, or upon the completion of certain performance-based vesting terms and the related amounts are recognized in the statements of operations.

The accounting for stock options granted to outside consultants is consistent with the accounting for stock-based payments to officers and directors, as described above, by measuring the cost of services received in exchange for equity awards utilizing the grant date fair value of the awards, with the cost recognized as stock-based compensation expense on the straight-line basis in the Company’s financial statements over the vesting period of the awards.

Recent Accounting Standards

See the section titled in Note 2 to the Company’s consolidated financial statements for the year ended December 31, 2024, appearing elsewhere herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements for the year ended December 31, 2024, together with the reports of our independent registered public accounting firm, appear beginning on page F-1 of this Annual Report.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in internal control over financial reporting as described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2024.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with the accounting principles generally accepted in the United States of America (“GAAP”). Our internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management concluded that our internal control over financial reporting was not effective as of December 31, 2024 as a result of the material weakness in internal control over financial reporting as described below.

Our certifying officers concluded that the Company lacks effective processes and controls to ensure the accuracy and completeness of its financial statements due to the lack of sufficient and qualified resources. This material weakness led to the Company consistently failing to meet contractual deadlines for filing its financial statements. In order to remediate the material weakness, the Company plans to hire additional qualified accounting personnel when the Company has the financial resources to support such expenses, as well as engage consultants and purchase software licenses, if, and to the extent, that the Company has sufficient financial resources for such additional expenses.

Management continues to evaluate its plan to remediate the material weakness, which will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

(c) Changes in Internal Control over Financial Reporting

Other than described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year to which this Report relates that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B. Other Information.

Rule 10b5-1 Plan or non-Rule 10b5-1 Trading Arrangements

During the three-month period ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2024.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2024.

Item 14. Principal Accountant Fees and Services.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2024.

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

Exhibit No.	Description

2.1	Business Combination Agreement, dated as of June 4, 2023, by and among Phoenix Biotech Acquisition Corp., PBCE Merger Sub, Inc. and CERo Therapeutics, Inc., as amended (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Phoenix Biotech Acquisition Corp. with the Securities and Exchange Commission on June 5, 2023).

2.2	Amendment No. 1 to the Business Combination Agreement, dated as of February 5, 2024, by and among Phoenix Biotech Acquisition Corp., PBCE Merger Sub, Inc. and CERo Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Phoenix Biotech Acquisition Corp. with the Securities and Exchange Commission on February 6, 2024).

2.3	Amendment No. 2 to the Business Combination Agreement, dated as of February 13, 2024, by and among Phoenix Biotech Acquisition Corp., PBCE Merger Sub, Inc. and CERo Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Phoenix Biotech Acquisition Corp. with the Securities and Exchange Commission on February 13, 2024).

3.1	Second Amended and Restated Certificate of Incorporation of CERo Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

3.2	Second Amended and Restated Bylaws of CERo Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

3.3	Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

3.4	Certificate of Correction to Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

3.5	Second Certificate of Correction to Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

3.6	Certificate of Designation of Preferences, Rights and Limitations of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.6 to the Annual Report on Form 10-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 2, 2024).

3.7	Certificate of Designation of Preferences, Rights and Limitations of the Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on October 2, 2024).

4.1	Warrant Agreement, by and between Phoenix Biotech Acquisition Corp. and Continental Stock Transfer & Trust Company, dated October 5, 2021 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed by Phoenix Biotech Acquisition Corp. with the Securities and Exchange Commission on September 13, 2021).

4.2	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

4.3	Form of Preferred Warrant (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on September 25, 2024).

4.5*	Description of Securities.

4.6	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 6, 2025).

4.7	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on January 21, 2025).

10.1+	CERo Therapeutics, Inc. 2016 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4/A filed by Phoenix Biotech Acquisition Corp. with the Securities and Exchange Commission on June 7, 2023).

10.2+	CERo Therapeutics Holdings, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

10.3+	First Amendment to the CERo Therapeutics Holdings, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 filed by CERo Therapeutics Holdings, Inc. with the Securities Exchange Commission on December 9, 2024).

10.4+	Second Amendment to the CERo Therapeutics Holdings, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.5 to the Registration Statement on Form S-8 filed by CERo Therapeutics Holdings, Inc. with the Securities Exchange Commission on December 9, 2024).

10.5+	CERo Therapeutics Holdings, Inc. 2024 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

10.6	Form of Indemnification Agreement, by and between Phoenix Biotech Acquisition Corp. and each of its directors and executive officers (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4/A filed by Phoenix Biotech Acquisition Corp. with the Securities and Exchange Commission on December 18, 2023).

10.7	Investor Rights and Lock-Up Agreement, dated February 14, 2024, by and between Phoenix Biotech Acquisition Corp. and the parties named therein (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

10.8	Amended and Restated Securities Purchase Agreement, dated as of February 14, 2024, by and between Phoenix Biotech Acquisition Corp., CERo Therapeutics, Inc. and the investors named therein (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

10.9	Registration Rights Agreement, dated as of February 14, 2024, by and between Phoenix Biotech Acquisition Corp., CERo Therapeutics, Inc. and the investors named therein (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

10.10	Common Stock Purchase Agreement, dated as of February 14, 2024, by and between CERo Therapeutics Holdings, Inc. and Keystone Capital Partners, LLC (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

10.11	Registration Rights Agreement, dated as of February 14, 2024, by and between CERo Therapeutics Holdings, Inc. and the Lead Investor (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

10.12	Form of Share Reallocation Agreement, dated as of February 14, 2024, by and among Phoenix Biotech Acquisition Corp., Phoenix Biotech Sponsor, LLC and the parties named therein (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

10.13	Letter Agreement, dated as of February 14, 2024, by and between Phoenix Biotech Sponsor, LLC and CERo Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

10.14	Side Letter, dated as of February 14, 2024, by and between Phoenix Biotech Acquisition Corp. and the Lead Investor (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

10.15	Securities Purchase Agreement, dated as of March 29, 2024, by and between CERo Therapeutics Holdings, Inc. and the investors named therein (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 2, 2024).

10.16	Registration Rights Agreement, dated as of March 29, 2024, by and between CERo Therapeutics Holdings, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 2, 2024).

10.17+	Consulting Agreement, dated September 30, 2024, by and between the Company and Kristen Pierce (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on October 2, 2024).

10.18+	Consulting Agreement, dated September 30, 2024, by and between the Company and Andrew Kucharchuk (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on October 2, 2024).

10.19+	Consulting Agreement, dated September 30, 2024, by and between the Company and Brian G. Atwood (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on October 2, 2024).

10.20	Consulting Agreement, dated September 30, 2024, by and between the Company and Chris Ehrlich (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on October 2, 2024).

10.21+	Employment Agreement, dated as of March 28, 2024, by and between CERo Therapeutics Holdings, Inc. and Charles Carter (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 2, 2024).

10.22+	Offer Letter, dated as of March 28, 2024, by and between CERo Therapeutics Holdings, Inc. and Daniel Corey (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 2, 2024).

10.23	Securities Purchase Agreement, dated as of September 25, 2024, by and between CERo Therapeutics Holdings, Inc. and the investors named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on September 25, 2024).

10.24	Registration Rights Agreement, dated as of September 26, 2024, by and between CERo Therapeutics Holdings, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on September 25, 2024).

10.25	Consent and Waiver Agreement, dated as of September 26, 2024, by and between CERo Therapeutics Holdings, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on September 25, 2024).

10.26	Common Stock Purchase Agreement, dated as of November 8, 2024, by and between CERo Therapeutics Holdings, Inc. and Keystone Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on November 12, 2024).

10.27	Registration Rights Agreement, dated as of November 8, 2024, by and between CERo Therapeutics Holdings, Inc. and Keystone Capital Partners, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on November 12, 2024).

10.28	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 6, 2025).

10.29	Placement Agency Agreement, dated February 5, 2025, by and between CERo Therapeutics Holdings, Inc., and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 6, 2025).

19.1	CERo Therapeutics Holdings Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 2, 2024).

21.1	List of subsidiaries of CERo Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 2, 2024).

23.1*	Consent of Wolf & Company, P.C., independent registered public accounting firm.

24.1	Power of Attorney (included on signature page).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2022.

97.1	CERo Therapeutics Holdings Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 2, 2024).

101.INS	Inline XBRL Instance Document (embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

+	Indicates management contract or compensatory plan.

#	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this report and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CERO THERAPEUTICS HOLDINGS, INC.

Date: April 15, 2025	By:	/s/ Chris Ehrlich
Chris Ehrlich
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 15, 2025	By:	/s/ Andrew Kucharchuk
Andrew Kucharchuk
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Chris Ehrlich and Andrew Kucharchuk his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Chris Ehrlich	Chairman and Chief Executive Officer and Director	April 15, 2025
Chris Ehrlich	(Principal Executive Officer)

/s/ Andrew Kucharchuk	Chief Financial Officer	April 15, 2025
Andrew Kucharchuk	(Principal Financial and Accounting Officer)

/s/ Brian Atwood	Director	April 15, 2025
Brian Atwood

/s/ Michael Byrnes	Director	April 15, 2025
Michael Byrnes

/s/ Kathleen LaPorte	Director	April 15, 2025
Kathleen LaPorte

/s/ Shami Patel	Director	April 15, 2025
Shami Patel

/s/ Lindsey Rolfe	Director	April 15, 2025
Lindsey Rolfe

CERO THERAPEUTICS HOLDINGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 and 2023

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 392)	F-2
Consolidated Balance Sheets as of December 31, 2024 (Successor) and December 31, 2023 (Predecessor)	F-3
Consolidated Statements of Operations for the periods from January 1, 2024 to February 13, 2024 (Predecessor) and February 14, 2024 to December 31, 2024 (Successor) and for the year ended December 31, 2023 (Predecessor)	F-4
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the periods from January 1, 2024 to February 13, 2024 (Predecessor) and February 14, 2024 to December 31, 2024 (Successor) and for the year ended December 31, 2023 (Predecessor)	F-5
Consolidated Statements of Cash Flows for the periods from January 1, 2024 to February 13, 2024 (Predecessor) and February 14, 2024 to December 31, 2024 (Successor) and for the year ended December 31, 2023 (Predecessor)	F-6
Notes to Consolidated Financial Statements	F-7 to F-33

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CERo Therapeutics Holdings, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CERo Therapeutics Holdings, Inc. (the Company) as of December 31, 2024  (Successor) and December 31, 2023 (Predecessor), the related statements of operations, convertible preferred stock and stockholders’ deficit, and cash flows for the periods from January 1, 2024 through February 13, 2024 (Predecessor), and February 14, 2024 through December 31, 2024 (Successor) and for the year ended December 31, 2023 (Predecessor), and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 (Successor) and December 31, 2023 (Predecessor), and the results of its operations and its cash flows for the periods from January 1, 2024 through February 13, 2024 (Predecessor), and February 14, 2024 through December 31, 2024 (Successor) and for the year ended December 31, 2023 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses since its inception, has negative cash flows from operations and will need additional funding to complete planned development efforts. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Wolf & Company, P.C.

We have served as the Company's auditor since 2024.

Boston, MA

April 15, 2025

CERO THERAPEUTICS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024 (Successor)	2023 (Predecessor)
ASSETS

Current assets:
Cash, restricted cash, and cash equivalents	$3,327,060	$1,601,255
Prepaid expenses and other current assets	274,749	368,780
Deferred offering costs	112,232	-
Total current assets	3,714,041	1,970,035

Deferred offering costs, net of current portion	500,000	-
Operating lease right-of-use assets	1,464,367	2,189,565
Property and equipment, net	528,521	966,702
Total assets	$6,206,929	$5,126,302

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$4,507,318	$1,671,745
Accrued liabilities	1,913,175	144,633
Common stock subscription deposit	-	1,875
Operating lease liability	876,392	769,092
Short-term notes payable, net	-	599,692
Earnout liability	20,000	-
Deemed dividend – common stock liability, 13,835 shares	85,500	-
Preferred stock warrant liability	-	320,117
Total current liabilities	7,402,385	3,507,154

Operating lease liability, net of current portion	699,107	1,575,499
Total liabilities	8,101,492	5,082,653

Commitments and contingencies

Convertible preferred stock, $0.0001 par value per share, issuable in series:
Series Seed: 5,155,703 shares authorized, issued and outstanding at December 31, 2023	-	4,077,560
Series A: 24,614,402 shares authorized, 22,764,764 shares issued and outstanding at December 31, 2023	-	38,023,784
Total convertible preferred stock	-	42,101,344

Stockholders’ deficit:
Series C convertible preferred stock, $0.0001 par value;2,853 shares authorized; 2,853 issued and outstanding at December 31, 2024; liquidation preference of $2,853,000	1,249,999	-
Series A convertible preferred stock, $0.0001 par value; 12,580 shares authorized; 1,894 issued and outstanding at December 31, 2024; liquidation preference of $1,894,000	1,708,396	-
Series B convertible preferred stock, $0.0001 par value; 626 shares authorized; 273 issued and outstanding at December 31, 2024; liquidation preference of $273,000	218,051	-
Class A common stock; $0.0001 par value; 1,000,000,000 shares authorized; 2,415,883 shares issued and outstanding at December 31, 2024	242	-
Common stock, $0.0001 par value, 45,350,000 shares authorized, 5,845 shares issued and outstanding at December 31, 2023	-	1
Additional paid-in capital	67,142,046	1,032,125
Stock subscription receivable	(1,295,444)	-
Accumulated deficit	(70,917,853)	(43,089,821)
Total stockholders’ deficit	(1,894,563)	(42,057,695)
Total liabilities, convertible preferred stock and stockholders’ deficit	$6,206,929	$5,126,302

See accompanying notes to the consolidated financial statements

Reflects a 1-for-100 reverse stock split effective January 8, 2025

CERO THERAPEUTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the period from February 14, 2024 through December 31, 2024	For the period from January 1, 2024 through February 13, 2024	For the year ended December 31, 2023
	(Successor)	(Predecessor)	(Predecessor)
Operating expenses:
Research and development	$6,315,552	$764,192	$5,288,580
General and administrative	8,985,351	132,941	2,386,469
Total operating expenses	15,300,903	897,133	7,675,049
Loss from operations	(15,300,903)	(897,133)	(7,675,049)

Other income (expenses):
Gain from settlement of liabilities with vendors	3,339,223	-	8,144
Other expenses	(672,378)	-	(62,182)
Change in fair value of earnout and derivative liabilities	4,880,000	320,117	301,170
Interest income, net	21,846	4,805	138,340

Total other income, net	7,568,691	324,922	385,472

Net loss	(7,732,212)	(572,211)	(7,289,577)
Deemed dividend - preferred stock conversions	(2,508,000)	-	-
Deemed dividend – warrant repricing	(276,839)	-	-

Net loss attributable to common shareholders	$(10,517,051)	$(572,211)	$(7,289,577)
Net loss per common share:
Basic and diluted	$(18.15)	$(97.90)	$(1,248.64)
Weighted average common shares outstanding:
Basic and diluted	579,432	5,845	5,838

See accompanying notes to the consolidated financial statements

Reflects a 1-for-100 reverse stock split effective January 8, 2025

CERO THERAPEUTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ DEFICIT

	Convertible Preferred Stock								Additional	Stock		Total
	Series A		Series B		Series C		Series A Common Stock		Paid-in	Subscriptions	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance at 2/14/2024 (Successor)	10,089	$8,937,852	-	$-	-	$-	145,318	$15	$53,899,871	$(2,000,000)	$(63,185,641)	$(2,347,903)
Issuance of shares of Series A Preferred Stock upon exercise of Series A Preferred Warrants, net of issuance costs of $14,693	1,875	1,529,493	-	-	-	-	-	-	(1,507,600)	1,507,600	-	1,529,493
Issuance of Series B shares sold to investors for cash, net of issuance costs of $81,684	-	-	626	500,000					(81,684)	-		418,316
Issuance of Series A shares for rounding purchases	3	1,875	-	-			-	-	130	-		2,005
Issuance of common stock for Arena Equity Line of Credit (ELOC) commitment fee	-	-	-	-			3,456	-	500,000	-		500,000
Issuance of shares of Common Stock for Keystone ELOC commitment fee	-	-	-	-	-	-	18,644	2	(2)	-	-	-
Purchases of shares of Common Stock under Keystone ELOC, net of issuance costs of $130,321	-	-	-	-	-	-	453,500	46	4,809,657	(716,694)	-	4,093,009
Issuance of shares of Common Stock upon conversion of Series A Preferred Stock	(10,073)	(8,760,824)	-	-	-	-	1,723,880	172	8,760,652	-	-	-
Issuance of shares of Common Stock upon conversion of Series B Preferred Stock	-	-	(353)	(281,949)	-	-	53,815	5	281,944	-	-	-
Issuance of shares of Series C Preferred Stock sold to investors, net of issuance costs of $446,438	-	-	-	-	2,853	1,249,999	-	-	(446,438)	-	-	803,561
Subscription receivable for share issued in advance	-	-	-	-	-	-	17,270	2	86,348	(86,350)	-	-
Deemed dividend – common stock liability, 13,835 shares	-	-	-	-	-	-	-	-	(85,500)	-	-	(85,500)
Stock-based compensation	-	-	-	-	-	-	-	-	924,668	-	-	924,668
Net loss	-	-	-	-	-	-	-	-	-	-	(7,732,212)	(7,732,212)
Balance at 12/31/2024 (Successor)	1,894	$1,708,396	273	$218,051	2,853	$1,249,999	2,415,883	$242	$67,142,046	$(1,295,444)	$(70,917,853)	$(1,894,563)

	Convertible Preferred Stock						Additional		Total
	Series Seed		Series A		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2023 (Predecessor)	5,155,703	4,077,560	22,764,764	38,023,784	5,830	1	929,463	(35,800,244)	(34,870,780)
Issuance of common stock from exercise of stock options	-	-	-	-	15	-	5,766	-	5,766
Stock based compensation expense	-	-	-	-	-	-	96,896	-	96,896
Net loss	-	-	-	-	-	-	-	(7,289,577)	(7,289,577)
Balance at December 31, 2023 (Predecessor)	5,155,703	4,077,560	22,764,764	38,023,784	5,845	1	1,032,125	(43,089,821)	(42,057,695)
Stock based compensation expense	-	-	-	-	-	-	4,431	-	4,431
Net loss	-	-	-	-	-	-	-	(572,211)	(572,211)
Balance at February 13, 2024 (Predecessor)	5,155,703	$4,077,560	22,764,764	$38,023,784	5,845	$1	$1,036,556	$(43,662,032)	$(42,625,475)

See accompanying notes to the consolidated financial statements

Reflects a 1-for-100 reverse stock split effective January 8, 2025

CERO THERAPEUTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the period from February 14, 2024 through December 31, 2024	For the period from January 1, 2024 through February 13, 2024	For the year ended December 31, 2023
	(Successor)	(Predecessor)	(Predecessor)
Cash flows from operating activities:
Net loss	$(7,732,212)	$(572,211)	$(7,289,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from settlement of liabilities with vendors	(3,339,223)	-	-
Depreciation expense	400,825	37,356	460,722
Stock-based compensation	924,668	4,431	96,896
Amortization of right-to-use operating lease asset	609,339	115,859	656,476
Amortization of debt discount	-	(1,875)	-
Non-cash interest expense	-	-	35,655
Gain on revaluation of earnout and derivative liabilities	(4,880,000)	(320,117)	(290,264)
Change in assets and liabilities:
Prepaid expenses and other current assets	(87,088)	142,687	(112,321)
Accounts payable	130,032	128,429	1,280,560
Accrued liabilities	2,342,593	(50,370)	44,239
Operating lease liability	(647,503)	(121,589)	(672,373)
Net cash used in operating activities	(12,278,569)	(637,400)	(5,789,987)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	-	-	605,230
Issuance costs for convertible notes	-	-	(41,193)
Common stock subscription deposit	-	-	1,875
Cash proceeds from exercise of common stock options	-	-	5,766
Proceeds from issuance of Series A Preferred Stock, net of issuance costs	6,757,700	-	-
Advances from shareholder	13,731	-	-
Payment of sponsor loans	(19,715)	-
Payments for short term borrowings	(402,514)	-
Proceeds from short-term borrowings, net	408,052	-	-
Proceeds from share purchases under ELOC, net of issuance costs	4,809,703	-	-
Proceeds received from sale of Series B Preferred Stock, net of issuance costs	418,316	-	-
Proceeds received from sale of Series C Preferred Stock, net of issuance costs	803,561	-	-
Proceeds from Series A preferred warrant exercises	938,800	-	-
Net cash provided by financing activities	13,727,634	-	571,678

Net increase (decrease) in cash and cash equivalents	1,449,065	(637,400)	(5,218,309)

Cash, restricted cash and cash equivalents at beginning of period	1,877,995	1,601,255	6,819,564

Cash, restricted cash and cash equivalents at end of period	$3,327,060	$963,855	$1,601,255

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash and cash equivalents	$3,252,304	$884,099	$1,521,499
Restricted cash	74,756	79,756	79,756
Cash, restricted cash and cash equivalents	$3,327,060	$963,855	$1,601,255

NON-CASH FINANCING ACTIVITIES:
Issuance of common shares to Keystone Capital LLC for equity line of credit	$500,000	-	$-
Issuance of common shares to Arena Capital Partners for equity line of credit	$500,000	$-	$-
Conversion of Series A and Series B preferred stock to common stock	$9,037,773	$-	$-
Stock subscription receivables	$803,044	$-	$-
Increase in deferred offering costs and accounts payable	$112,232	$-	$-
Exercise of warrants for Series A Preferred Stock through extinguishment of accrued expenses	$568,400	$-	$-
Deemed dividend – common stock liability, 13,835 shares	$85,500	$-	$-

See accompanying notes to the consolidated financial statements

CERO THERAPEUTICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization and Description of the Business

Nature of Operations – CERo Therapeutics Holdings, Inc. (NASDAQ: CERO), F/K/A Phoenix Biotech Acquisition Corp. (“PBAX”) was incorporated in Delaware on June 8, 2021. PBAX was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (a “business combination”).

Reverse Stock Split – On January 8, 2025, we effected a reverse stock split of our shares of common stock at a ratio of 1-for-100 (the “Reverse Stock Split”). The Company’s common stock continued to trade on Nasdaq on a post-split basis under the Company’s existing trading symbol, “CERO”.

All of the Company’s historical share and per share information related to issued and outstanding common stock and outstanding options and warrants exercisable for common stock in these financial statements have been adjusted, on a retroactive basis, to reflect the Reverse Stock Split.

Business Combination Agreement - On June 6, 2023, CERo Therapeutics, Inc. (“Predecessor”), which was incorporated in Delaware on September 23, 2016, and based in South San Francisco, California, entered into a Business Combination Agreement and Plan of Reorganization (the “BCA”) with PBCE Merger Sub, Inc., a wholly-owned subsidiary of PBAX, and PBAX, with the surviving operating entity being named CERo Therapeutics Holdings, Inc. (“Successor” or the “Company”), and such transaction, the “Business Combination” or “Merger”.

The Company is an innovative immunotherapy company advancing the development of next generation engineered T cell therapeutics for the treatment of cancer. The Company’s proprietary approach to T cell engineering, which enables it to integrate certain desirable characteristics of both innate and adaptive immunity into a single therapeutic construct, is designed to engage the body’s full immune repertoire to achieve optimized cancer therapy. The Company has not yet begun clinical development or product commercialization. The Company’s efforts will focus on continued product development, including clinical development, to support regulatory approval to commercialize and subsequent product commercialization.

In November 2024, the U.S. Food and Drug Administration (“FDA”) cleared the Company’s Investigational New Drug Application for Phase 1 clinical trials of its lead compound, CER-1236, in acute myelogenous leukemia.

Going concern – The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital to fund its research and development (“R&D”) activities and meet its obligations on a timely basis. As of December 31, 2024, the Company reported $3.3 million of cash and cash equivalents, with an accumulated deficit of $70.9 million. On February 5, 2025, we entered into a securities purchase agreement (the “SPA”), with participation from a member of the Company’s board of directors and a single institutional investor, for the purchase and sale of (i) 2,551,020 shares of our common stock or common stock equivalents in lieu thereof; and (ii) common warrants to purchase up to 2,551,020 shares of common stock, at a combined public offering price of $1.96 per share and Warrant. In connection with this offering, we received net proceeds of approximately $4.5 million. Additionally, since December 31, 2024, we received net proceeds from the exercise of the remaining Series A Preferred Warrants, the collection of subscriptions receivable and ELOC fundings of approximately $2.5 million. Additional funds are necessary to maintain current operations and to continue R&D activities. However, there can be no assurance that sufficient funding will be available to allow the Company to successfully continue its R&D activities and planned regulatory filings with the FDA. If the Company is unable to obtain the necessary funds, significant reductions in spending and the delay or cancellation of planned activities may be necessary. These actions would have a material adverse effect on the Company’s business, results of operations, and prospects. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements are issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

NOTE 2 – SUMMARY OF Significant Accounting Policies

Basis of presentation – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the SEC. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

On February 14, 2024, the Company completed the Merger with CERo Therapeutics, Inc., with CERo Therapeutics, Inc. surviving the Merger as a wholly-owned subsidiary of the Company, the accounting acquirer. The transaction was accounted for as a forward Merger asset acquisition.

Unless the context otherwise requires, the “Company,” for periods prior to the Closing, refers to CERo Therapeutics, Inc. (“Predecessor”), and for the periods after the Closing, refers to CERo Therapeutics Holdings, Inc. (“Successor” or the “Company”). As a result of the Merger, the results of operations, financial position and cash flows of the Predecessor and the Company are not directly comparable. CERo Therapeutics, Inc. was deemed to be the Predecessor entity. Accordingly, the historical financial statements of CERo Therapeutics, Inc. became the historical financial statements of the combined Company, upon the consummation of the Merger. As a result, the financial statements included in this report reflect (i) the historical operating results of CERo Therapeutics, Inc. prior to the Merger and (ii) the combined results of the Company, CERo Therapeutics Holdings, Inc., following the Merger. The accompanying consolidated financial statements include a Predecessor period, which includes the period from January 1, 2024 to February 13, 2024 concurrent with the Merger, and a Successor period from February 14, 2024 through December 31, 2024. A black line between the Successor and Predecessor periods has been placed in the consolidated financial statements and in the tables to the notes to the consolidated financial statements to highlight the lack of comparability between these two periods.

Use of estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses incurred during the reporting period. Items subject to such estimates and assumptions include the estimates of the fair values of convertible preferred stock, common stock, and preferred stock warrant liability, stock-based compensation expense, the present value of right-to-use assets and lease liabilities, the valuation of earnout liability, and the valuation allowance associated with deferred tax assets. Actual results could differ from those estimates.

Cash, restricted cash, and cash equivalents – The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents. As of December 31, 2024 and 2023, cash and cash equivalents consist of cash deposited with banks, including a money market sweep account. Restricted cash consists of $74,756 and $79,756, respectively, held on account by a financial institution as collateral for a demand letter of credit issued as a real estate security deposit.

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

Property and equipment – Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years or the remaining lease term for leasehold improvements, if shorter. Expenditures for repairs and maintenance are charged to expense as incurred. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in the consolidated statements of operations.

Impairment of long-lived assets – The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. Through December 31, 2024, the Company has not experienced any impairment losses on its long-lived assets.

Leases – The Company determines if an arrangement contains a lease at inception. A lease is an operating or financing contract, or part of a contract, that conveys the right to control the use of an identified tangible asset for a period of time in exchange for consideration.

At lease inception, the Company recognizes a lease liability equal to the present value of the remaining lease payments, and a right of use asset equal to the lease liability, subject to certain adjustments, such as for lease incentives. In determining the present value of the lease payments, the Company uses its incremental borrowing rate, determined by estimating the Company’s applicable, fully collateralized borrowing rate, with adjustment as appropriate for lease term. The lease term at the lease commencement date is determined based on the non-cancellable period for which the Company has the right to use the underlying asset, together with any periods covered by an extension option if the Company is reasonably certain to exercise that option.

Right-of-use assets and obligations for leases with an initial term of 12 months or less are considered short term and are (a) not recognized in the balance sheet and (b) recognized as an expense on a straight-line basis over the lease term. The Company does not sublease any of its leased assets to third parties and the Company’s lease agreements do not contain any residual value guarantees or restrictive covenants.

The accounting for leases includes a number of reassessment and re-measurement requirements for lessees based on certain triggering events or impairment conditions. There were no impairment indicators identified during the years ended December 31, 2024 or 2023 that would require impairment testing of the Company’s right-of-use assets.

Certain of the Company’s leases include variable lease costs to reimburse the lessor for real estate tax and insurance expenses, and certain non-lease components that transfer a distinct service to the Company, such as common area maintenance services. The Company has elected to separate the accounting for fixed lease components and variable and non-lease components for real estate and equipment leases. The variable lease costs are recorded on the statement of operations as rent expense, within general and administrative expenses. The Company does not have any financing leases at December 31, 2024 or 2023.

Derivative financial instruments – The Company evaluates financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Convertible preferred stock – The Predecessor’s convertible preferred stock was redeemable upon the liquidation or winding up of the Company, a change in control, or a deemed liquidation event related to the sale of substantially all the assets of the Company. Based on the ownership of the Company’s equity and associated board of director control, deemed liquidation events were not solely within the control of the Company. As a result, the shares of the Predecessor’s convertible preferred stock were considered contingently redeemable. The Company had elected to present it’s the Predecessor’s convertible preferred stock as mezzanine equity in its balance sheet. Further, the Company elected not to adjust the carrying values of the Predecessor’s convertible preferred stock to the redemption value of such shares, since it was uncertain whether or when a redemption event would occur. Subsequent adjustments to increase the carrying values to the redemption values were to be made when it became probable that such redemption would occur. The Company has not included the effect of the Predecessor’s convertible preferred stock in the calculation of diluted loss per share, since the inclusion of such convertible preferred stock would be anti-dilutive.

Preferred stock warrant liability – Warrant accounting requires liability classification of warrants when the warrants include a conditional obligation, once the warrant is exercised, that would require the Company to redeem its equity shares. As stated above, the shares of the predecessor Company’s convertible preferred stock are considered contingently redeemable and therefore, any preferred stock warrants to purchase preferred shares was classified as a liability in the Company’s balance sheets. The warrants are analyzed to determine whether the warrant is a freestanding instrument and if so, whether the warrant was issued in a transaction with other instrument(s). If a freestanding warrant is issued with other instruments in a single transaction, then the proceeds of the transaction are allocated first to the fair value of the warrant, with the remainder being allocated to the other instruments. The warrants are remeasured as of each reporting period end, with any changes in fair value recognized as interest and other income, net in the statement of operations. The Company has determined that the warrant liability is a Level 3 instrument in the fair value measurements hierarchy. The Company has not included the effect of the preferred stock warrants in the calculation of diluted loss per share since the inclusion of such warrants would be anti-dilutive.

Earnout liability - As a result of the Merger in February 2024, the Company recognized an earnout liability of $4.9 million on the merger date. The earnout liability is measured using unobservable (Level 3) inputs and is included in current liabilities on accompanying balance sheet. The Company estimated the fair value of the earnout liability by applying a Monte-Carlo simulation method using the Company’s projection of future operating results and the estimated probability of achievement of the earnout target metrics.  The Monte-Carlo simulation is a generally accepted statistical technique used to generate a defined number of valuation paths in order to develop a reasonable estimate of the fair value of the earnout liability. The liability is remeasured to fair value using the Monte-Carlo simulation method at each reporting period, and the change in fair value is recognized in other income (expense) until the contingency is resolved. During the year ended December 31, 2024, the Company recorded a gain from change of fair value of the earnout liability of $4,880,000, which is included in other income, net on the accompanying consolidated statement of operations.

Fair value measurements – The Company’s assets and liabilities are carried at fair value. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the assumptions that market participants would use in pricing an asset or liability (the inputs) are based on a tiered fair value hierarchy consisting of three levels, as follows:

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

Carrying amounts of certain of the Company’s financial instruments, including cash, restricted cash, and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued liabilities, and short-term notes payable approximate fair value due to their relatively short maturities.

Non-financial assets such as property and equipment are evaluated for impairment and adjusted to fair value using Level 3 inputs only when impairment is recognized. Fair values are considered Level 3 when management makes significant assumptions in developing a discounted cash flow model based upon a number of considerations including projections of revenues, earnings, and a discount rate. To date, the Company has not recorded any adjustments to fair value related to impairment on property and equipment. At December 31, 2024 and 2023, the fair value of the Company’s earnout liability and preferred stock warrant liability (see Note 10 for details) was classified as follows:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Earnout liability	$-	$-	$20,000	$20,000

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Preferred stock warrant liability	$-	$-	$320,117	$320,117

The change in the fair value measurement using significant inputs (Level 3) is summarized below:

Preferred stock warrant liability (Predecessor):
Balance at January 1, 2023	$610,381
Gain on revaluation of warrant liability	(290,264)
Balance at December 31, 2023	320,117
Gain on revaluation of warrant liability	(320,117)
Balance at February 14, 2024	$-

Earnout liability (Successor):
Balance at February 14, 2024	$4,900,000
Gain on revaluation of earnout liability	(4,880,000)
Balance at December 31, 2024	$20,000

Research and development – R&D costs consist primarily of salaries and benefits, including stock-based compensation, occupancy, materials and supplies, contracted research, consulting arrangements, and other expenses incurred in the pursuit of the Company’s R&D programs. R&D costs are expensed as incurred.

Stock-based compensation – The Company periodically issues common stock and stock options to officers, directors, and consultants for services rendered. Stock-based compensation accounting requires the recognition of stock-based compensation expense, using a grant date fair value-based method, for costs related to all share-based payments including stock options and restricted stock awards granted to employees and non-employees. Companies are required to estimate the fair value of all share-based payment awards on the date of grant using an option pricing model, and the Company uses a Black-Scholes option pricing model (“Black-Scholes”) to estimate option award fair value. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The fair value of restricted stock awards is based upon the estimated share price of the common shares on the date of grant. Forfeitures are accounted for as they occur, and the Company applies the simplified method to estimate expected term of “plain vanilla” options. All options and restricted stock awards granted since inception are expensed on a straight-line basis over the requisite service period, which is usually the vesting period, or upon the completion of certain performance-based vesting terms and the related amounts are recognized in the consolidated statements of operations.

The accounting for stock options granted to outside consultants is consistent with the accounting for stock-based payments to officers and directors, as described above, by measuring the cost of services received in exchange for equity awards utilizing the grant date fair value of the awards, with the cost recognized as stock-based compensation expense on the straight-line basis in the Company’s consolidated financial statements over the vesting period of the awards.

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

The Company follows tax accounting requirements for the recognition, measurement, presentation, and disclosure in the financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return. No liability related to uncertain tax positions is recorded in the financial statements. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of income tax expense, as necessary. The Company has not recorded any interest or penalties associated with income tax since inception. Tax years subsequent to 2021 are subject to examination by federal and state authorities.

Earnings per share – The Company reports both basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding and excludes the dilutive effect of convertible preferred stock, convertible preferred stock warrants, stock options or any other type of convertible securities. Diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding and when the effect of stock options, warrants and other types of convertible securities is dilutive, they are included in the calculation. Dilutive securities are excluded from the diluted earnings per share calculation if their effect is anti-dilutive, such as in periods where the Company reports a net loss.

Segment reporting - Operating segments are defined as components of a business for which separate discrete financial information is available for evaluation by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company operates as a single operating and reporting segment, reflecting our sole focus in developing next generation engineered T cell therapeutics for the treatment of cancer. Our Chief Executive Officer serves as the Chief Operating Decision Maker (CODM), responsible for assessing the Company's performance and making resource allocation decisions. The CODM evaluates financial information on a consolidated basis, focusing on key metrics such as research and development expense, general and administrative expenses, and other income/expenses, which is reflected on the face of the Company’s consolidated statement of operations. The CODM allocates resources based on the Company's available cash resources, forecasted cash flow, and expenditures on a consolidated basis, as well as an assessment of the probability of success of its research and development activities. Resource allocation decisions are informed by budgeted and forecasted expense information, along with actual expenses incurred to date. The measure of segment assets is reported on the balance sheet as total assets. Disaggregated profit or loss information at the program or functional level is not regularly provided to or relied upon by the CODM, as our integrated operating model emphasizes shared resources and centralized decision-making.

Recently adopted accounting standards

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires that an entity report segment information in accordance with Topic 280, Segment Reporting. The amendment in the ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The Company adopted ASU 2023-07 for the year ended December 31, 2024 retrospectively to all periods presented in the consolidated financial statements. The adoption of this ASU had no impact on reportable segments identified and had no effect on the Company’s consolidated financial position, results of operations, or cash flows.

Accounting standards not yet adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. This pronouncement is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing this ASU to determine the impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities to provide more detailed disaggregation of expenses in the income statement, focusing on the nature of the expenses rather than their function. The new disclosures will require entities to separately present expenses for significant line items, including but not limited to, depreciation, amortization, and employee compensation. Entities will also be required to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, disclose the total amount of selling expenses and, in annual reporting periods, provide a definition of what constitutes selling expenses. This pronouncement is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing this ASU to determine the impact on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 3 – BUSINESS COMBINATION

Business Combination Agreement - On June 6, 2023, CERo Therapeutics, Inc. (“Predecessor”), which was incorporated in Delaware on September 23, 2016, and based in South San Francisco, California, entered into a Business Combination Agreement and Plan of Reorganization (the “BCA”) with PBCE Merger Sub, Inc., a wholly-owned subsidiary of PBAX, and PBAX, with the surviving operating entity being named CERo Therapeutics Holdings, Inc. (“Successor” or the “Company”), and such transaction, the “Business Combination” or “Merger”.

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

The BCA was amended on February 5, 2024 and again on February 13, 2024. The Merger closed on February 14, 2024 (the “Closing”), at which time the following occurred:

1.	The outstanding shares of Predecessor’s Preferred Stock were converted into 44,155 shares of Common Stock, par value $0.0001 per share (the “Common Stock”), valued at $21,635,926.

2.	The outstanding shares of Predecessor’s common stock were converted into 5,845 shares of Common Stock, valued at $2,864,074.

3.	Each holder of Predecessor’s common stock received a pro rata portion of up to 12,000 earnout shares of restricted Common Stock (the “BCA Earnout Shares”), valued at $5,880,000, 10,000 of which are subject to vesting upon the achievement of certain stock price-based earnout targets and 2,000 of which are subject to vesting upon a change of control, respectively.

4.	Certain holders of Predecessor’s common stock received a pro rata portion of 8,750 earnout shares of Common Stock (the “Reallocation Shares”), valued at $4.29 million, which became fully vested upon the Closing.

5.	Certain holders of Predecessor’s common stock and convertible bridge notes received a pro rata portion of 10,000 earnout shares (the “IND Earnout shares”) of restricted Common Stock, valued at $4,900,000, which vested when the Company filed an investigational new drug (“IND”) application with the Food and Drug Administration (“FDA”). The earning of these shares was accompanied by a forfeiture of 10,000 restricted shares of Common Stock held by the sponsor following receipt of an acknowledgement notice by the Sponsor.

6.	Each outstanding Predecessor option was converted into an option to purchase a number of shares of Common Stock, equal to the Predecessor’s common stock underlying the option multiplied by the Exchange Ratio factor of 0.064452, at an exercise price per share equal to the Predecessor option exercise price divided by the Exchange Ratio factor.

7.	Each warrant to purchase the Predecessor’s preferred stock was converted into a warrant to acquire a number of shares of Common Stock obtained by dividing the warrant as-if-exercised liquidation preference by $1,000.00, with the exercise price equal to the total Predecessor warrant exercise amount divided by the number of shares of Common Stock issuable upon exercise.

8.	The Predecessor’s bridge notes automatically converted into shares of the Company’s Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), at a conversion price equal to $750 per share of Series A Preferred Stock.

The Company issued, transferred from the Sponsor, or reserved for issuance an aggregate of 84,000 shares of Common Stock to the holders of Predecessor common stock and Predecessor preferred stock or reserved for issuance upon exercise of rollover (from Predecessor to Successor) options and warrants as consideration in the Merger.

Asset Acquisition Method of Accounting - The Merger was accounted for using the asset acquisition method in accordance with GAAP. Under this method of accounting, PBAX was considered to be the accounting acquirer based on the terms of the Merger. Upon consummation of the Merger, the cash on hand resulted in the equity at risk being considered insufficient for Predecessor to finance its activities without additional subordinated financial support. Therefore, Predecessor was considered a Variable Interest Entity (“VIE”) and the primary beneficiary of Predecessor was treated as the accounting acquirer. PBAX holds a variable interest in Predecessor and owns 100% of Predecessor’s equity. PBAX was considered the primary beneficiary as it has the decision-making rights that gives it the power to direct the most significant activities. Also, PBAX retained the obligation to absorb the losses and/or receive the benefits of Predecessor that could have potentially been significant to Predecessor. The Merger was accounted for as an asset acquisition as substantially all of the fair value was concentrated in IPR&D, an intangible asset. Predecessor’s assets (except for cash) and liabilities were measured at fair value as of the transaction date. Consistent with authoritative guidance on the consolidation of a VIE that is not considered a business, differences in the total purchase price and fair value of assets and liabilities are recorded as a gain or loss to the consolidated statement of operations. The loss reflected below on the consolidation of the VIE is reflected “on the line” (defined below) in the Company’s opening accumulated deficit.

Costs incurred in obtaining technology licenses are charged to research and development expense as IPR&D if the technology licensed has not reached technological feasibility and has no alternative future use. The IPR&D recorded at the Closing of $45.6 million is reflected “on the line” in the Company’s opening accumulated deficit. To estimate the value of the acquired IPR&D, the Company used the avoided cost method, which calculates a present value of a 45% return on research and development effort applied to research and development expenditures over the life of the Predecessor. The determination of the fair value requires management to make a significant estimate of the return on research and development expenditures. Changes in these assumptions could have a significant impact on the fair value of the IPR&D. The estimate of the return on research and development expenditures was based on multiple published studies analyzing actual returns of research and development expenditures.

The following is a summary of the purchase price calculation:

Number of shares of Common Stock	50,000
Multiplied by PBAX’s share price, as of the Closing	$585.00
Total	$29,250,000
Fair value of PBAX founder’s shares converted to shares of Common Stock and transferred to Predecessor stockholders	$5,118,750
Fair value of contingent Common Stock consideration	$12,870,000
Total Common Stock consideration	$47,238,750
Assumed liabilities	3,311,153
Total purchase price	$50,549,903

The allocation of the purchase price was as follows:

Cash	$963,855
Net working capital deficit (excluding cash and cash equivalents)	(1,819,514)
Fixed assets	929,346
Acquired in-process research and development	45,640,000
Net assets acquired	45,713,687
Loss on consolidation of VIE	4,836,216
Total purchase price	$50,549,903

In connection with the Merger, the transactions that occurred concurrently with the closing date of the Merger were reflected “on the line”. “On the line” describes those transactions triggered by the consummation of the Merger that are not recognized in the consolidated financial statements of the Predecessor nor the Company as they are not directly attributable to either period but instead were contingent on the Merger. The opening cash balance in the consolidated statement of cash flow of $1.88 million consists of $0.92 million from PBAX and $0.96 million from Predecessor. The number of shares of Common Stock issued and amounts recorded on the line within stockholders’ deficit are reflected below to arrive at the opening consolidated balance sheet of the Company.

	Convertible
	Preferred Stock		Series A		Additional	Stock
	Series A		Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total
PBAX Closing Equity as of February 13, 2024	-	$-	54,812	$6	$541	$-	$(12,709,426)	$(12,708,879)
Forfeiture of founders shares	-	-	(8,750)	(1)	1	-	-	-
Adjusted shares outstanding	-	-	46,062	5	542	-	(12,709,426)	(12,708,879)
Shares issued as consideration in the Merger	-	-	80,750	8	47,238,742	-	-	47,238,750
Loss on VIE consolidation	-	-	-	-	-	-	(4,836,216)	(4,836,216)
Expense IPR&D	-	-	-	-	-	-	(45,640,000)	(45,640,000)
Reclassification of public shares	-	-	820	-	911,358	-	-	911,358
Issuance of common stock as payment to vendors	-	-	16,495	2	3,182,548	-	-	3,182,550
Elimination of deferred underwriting fees	-	-	-	-	5,690,000	-	-	5,690,000
Reclassification of earnout liability	-	-	-	-	(4,900,000)	-	-	(4,900,000)
Conversion of CERo bridge notes and accrued interest into Series A preferred stock	630	627,154	-	-	-	-	-	627,154
Conversion of working capital loan into Series A preferred stock	1,605	1,555,000	-	-	-	-	-	1,555,000
Issuance of Series A shares sold to investors, net	7,854	6,755,698	-	-	(856,663)	-	-	5,899,035
Issuance of Series A Preferred Warrants	-	-	-	-	2,000,000	(2,000,000)	-	-
Issuance of common shares to Keystone Capital LLC for equity line of credit	-	-	1,191	-	633,345	-	-	633,345
Opening Equity at February 14, 2024 (Successor)	10,089	$8,937,852	145,318	$15	$53,899,871	$(2,000,000)	$(63,185,641)	$(2,347,903)

NOTE 4 – NET LOSS PER SHARE OF COMMON STOCK

The accounting standards require the presentation of both basic and diluted earnings per share on the face of the statements of operations. The Company’s basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. If there are dilutive securities, diluted income per share is computed by including common stock equivalents which includes shares issuable upon the exercise of stock options into shares of common stock, exercise of preferred warrants into shares of preferred stock, and conversion of preferred stock into shares of common stock, net of any shares assumed to have been purchased with the proceeds, using the treasury stock method. In periods for which the Company reports a net loss, the common stock equivalents are not included, as they would be anti-dilutive.

The following table summarizes the number of shares of Common Stock issuable upon conversion or exercise, as applicable, of convertible securities, stock options, and warrants that were not included in the calculation of diluted net loss per share because such shares are anti-dilutive:

	December 31,	December 31,
	2024	2023
	(Successor)	(Predecessor)
Conversion of convertible preferred stock issued and outstanding	1,074,790	17,995
Conversion of convertible preferred stock underlying convertible preferred stock warrants	163,704	1,192
Exercise of public warrants and common warrants into common stock	263,866	-
Common stock underlying outstanding options (2024 Plan)	64,948	504
	1,567,308	19,691

Restricted common stock can be issued to directors, executives or employees of the Company and are subject to time-based vesting. These potential shares are excluded from the computation of basic loss per share as these shares are not considered outstanding until vested. No unvested restricted common stock awards were issued or outstanding during the years ended December 31, 2024 or 2023.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following as of December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
	(Successor)	(Predecessor)
Laboratory equipment	$2,507,839	$2,507,839
Computers	38,323	38,323
Furniture	8,429	8,429
Total cost	2,554,591	2,554,591
Less: accumulated depreciation	(2,026,070)	(1,587,889)
Property and equipment, net	$528,521	$966,702

Depreciation expense for the period from February 14, 2024 through December 31, 2024 for Successor was $400,825. Predecessor depreciation expense for the period January 1, 2024 through February 13, 2024 and for the year ended December 31, 2023 was $37,356 and $460,722, respectively.

NOTE 6 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
	(Successor)	(Predecessor)
Employee-related liabilities	$244,302	$68,697
Accrued franchise taxes	78,448	-
Accrued legal expenses	593,825	46,466
Accrued interest	-	27,637
Penalty for late S-1 filing and effectiveness	55,000	-
Accrued consulting and professional services	941,600	-
Other accrued expenses	-	1,833
	$1,913,175	$144,633

NOTE 7 – Leases

As of December 31, 2024 and 2023, the Company holds a five-year lease for laboratory and office space. The lease has escalating contractual rent and variable rent components and the Company elected to separate the contractual and variable elements for valuing the operating lease liability and right-to-use asset. The lease does not have any options for extension or expansion. The Company recorded the following lease costs:

	For the period from February 14, 2024 through December 31, 2024 (Successor)	For the period from January 1, 2024 through February 13, 2024 (Predecessor)	For the year ended December 31, 2023 (Predecessor)
Operating leases:
Operating lease cost	$762,057	$152,887	$930,913
Variable operating lease cost	581,860	116,371	637,016
Total lease cost	$1,343,917	$269,258	$1,567,929

The right-of-use asset, net for the operating lease was recorded in the consolidated balance sheets as follows:

	December 31,	December 31,
	2024	2023
	(Successor)	(Predecessor)
Right-of-use assets, net	$1,464,367	$2,189,565

The operating lease liability for the operating lease was recorded in the consolidated balance sheets as follows:

	December 31,	December 31,
	2024	2023
	(Successor)	(Predecessor)
Operating lease liabilities, current	$876,392	$769,092
Operating lease liabilities, non-current	699,107	1,575,499
Total operating lease liabilities	$1,575,499	$2,344,591

Weighted-average remaining lease term of operating leases (in years)	1.75	2.75
Weighted-average discount rate for operating leases	9.60%	9.60%

The following table reconciles the undiscounted future minimum lease payments under the non-cancelable operating lease with terms of more than one year to the total operating lease liabilities recognized on the Company’s balance sheet as of December 31, 2024:

Maturity of the Company’s lease liabilities as of December 31, 2024 is as follows:

2025	$990,055
2026	726,394
Total lease payments	1,716,449
Less: imputed interest	(140,950)
Total lease liabilities	$1,575,499

NOTE 8 – STOCKHOLDERS’ DEFICIT

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

Conversion: Each holder of Series A Preferred Stock may convert at any time, all, or any part, of the outstanding Series A Preferred Stock into shares of the Common Stock at the initial “Conversion Price” of $1,000, which is subject to customary adjustments for stock splits. The Company’s Board of Directors has the right, at any time, with the written consent of the Required Holders (as defined in the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock (the “Series A Certificate of Designations”)), to lower the fixed conversion price to any amount and for any period of time. If 90 days or 180 days following the occurrence of the effective date of the registration statement filed pursuant to the First PIPE Registration Rights Agreement, the Conversion Price then in effect is greater than the greater of $100.00 and the Market Price (as defined in the Series A Certificate of Designations) then in effect (the “Adjustment Price”), the Conversion Price shall automatically lower to the Adjustment Price. In connection with such adjustment provisions, the Conversion Price was reset to $100.00.

Alternate Conversion: Following the occurrence and during the continuance of a Trigger Event (as defined below), each holder may alternatively elect to convert the Series A Preferred Stock at the “Alternate Conversion Price” equal to the lesser of the Conversion Price and the greater of $100.00 (the “Series A Conversion Price Floor”) or 80% of the 5-day volume weighted average price of a share of Common Stock. Trigger Events include customary terms related to exchange listing, registration rights, failure to deliver shares on conversion or exercise of derivative instruments, or insolvency. Notwithstanding the Series A Conversion Price Floor, if the Series A Conversion Price Floor is greater than 80% of the 5-day volume weighted average price of a share of Common Stock, then the Conversion Amount (as defined in the Certificates of Designations) is increased by a multiplier resulting in the convertibility of the shares of Series A Preferred Stock into the number of shares of Common Stock that would have been issuable if the Alternate Conversion Price had been equal to such lower volume weighted average price. Such multiplier was in effect from when the registration statement for the resale of shares of Common Stock issuable upon conversion of the Series A Preferred Stock was declared effective on July 5, 2024 because such effectiveness was after the applicable deadline therefore and, as a result of such multiplier, such registration statement registered fewer than the maximum number of shares of Common Stock issuable upon such conversion. Such multiplier ceased to apply on January 6, 2025, the 20th trading day after the effectiveness of the additional registration statement registering the resale of additional shares of Common Stock issuable upon conversion of the Series A Preferred Stock resulting from such shortfall, which additional registration statement was declared effective on December 5, 2024.

Redemptions: Upon bankruptcy or liquidation, Series A Preferred Stock will be redeemed at a 25% premium (or at 50% premium 180 days after issuance) to the greater of the conversion amount or the number of shares multiplied by the highest closing price within the preceding 20 days. Additionally, the Company may voluntarily redeem the Series A Preferred Stock at a 20% premium to the greater of the conversion amount or the number of shares multiplied by the highest closing price within the preceding 20 days.

The holders of the Series A Preferred Stock have no voting rights.

In February 2024, the Company consummated a private placement (the “Series A PIPE Financing”) of 10,039 shares of Series A Preferred Stock, warrants to purchase 6,127 shares of Common Stock (the “February 2024 PIPE Common Warrants”) and warrants to purchase 2,500 shares of Series A Preferred Stock (the “Preferred Warrants”) (See Note 9 below), pursuant to the Amended and Restated Securities Purchase Agreement, dated February 14, 2024, by and among the Company, PBAX and certain accredited investors (the “Initial Investors”) for aggregate cash proceeds to the Company of approximately $10.0 million, including cash previously received for bridge loan proceeds.

A portion of such Series A Preferred Stock was issued as consideration for the cancellation of outstanding indebtedness, including a promissory note of PBAX amounting to $1,555,000 and the Predecessor’s convertible notes amounting to $627,154.

The Company accounts for preferred stock as either equity or debt-like securities based on an assessment of the Preferred Stock rights and preferences and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging. The Company has concluded that the Series A, Series B Preferred Stock and Series C Preferred Stock, which have no cash redemption features outside of the Company’s control are treated as equity. The Company has also concluded that the Series A Common Warrants and Series C Common Warrants do not possess redemption features outside of the Company’s control and are treated as equity.

Due to delayed filing and declaration of effectiveness relative to the deadlines defined in the Registration Rights Agreement, on June 30, 2024, the Company accrued a registration rights penalty amounting to $645.693, which was payable in cash to the holders of Series A Preferred Stock. On March 27, 2025, the Company entered into a Waiver of Registration Rights Penalties whereby the Investor agreed to waive registration rights penalty amounting to $568,400 in exchange for the Company’s forgiveness of the $600,000 Series A warrants exercise price shortfall. In December 2024, the Investor exercised its Series A Preferred Warrants to purchase shares of Series A Preferred stock of the Company for which the Investor remitted a partial exercise price amount of $100,000 instead of the exercise price of $700,000.

During the year ended December 31, 2024, 10,023 shares of Series A Preferred Stock were converted into 1,723,880 shares of Common Stock. The conversion ratio was based on the Series A Certificate of Designations and reflected the application of the Alternate Conversion Price described above, applicable as of each date of conversion plus a 25% premium for penalties due. As a result of the 25% premium, the Company recorded a deemed dividend of $2,419,750 which represents the fair value of excess common shares transferred to the preferred shareholders based on an average per share common share price of $7.10, the effect of which was an increase in the net loss attributable to common shareholders in the statement of operations for the year ended December 31, 2024. Additionally, certain investors are owed an aggregate of 13,835 shares of Common Stock of the Company due to shortfall in number of shares issued upon conversion, which represents the 25% premium not received. Accordingly, the Company reduced additional paid-in capital by $85,500 and recorded a liability of $85,500, which is reflected on the accompanying consolidated balance sheet as deemed dividend - common stock liability. As of December 31, 2024, there were 1,894 remaining shares of Series A Preferred Stock, which were convertible into 473,500 shares of Common Stock.

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

On April 1, 2024, we consummated a private placement of 626 shares of the Company’s Series B Preferred Stock, pursuant to the Securities Purchase Agreement, dated March 28, 2024, by and among us and certain accredited investors (the “Additional Investors” and, together with the Initial Investors, the “PIPE Investors”), for aggregate cash proceeds to us of approximately $0.5 million. Such private placement closed on April 1, 2024.

The holders of the Series B Preferred Stock have no voting rights.

The Series B Preferred Stock ranks pari passu with the Series A Preferred Stock.

Due to delayed filing and declaration of effectiveness relative to the deadlines defined in the Registration Rights Agreement, through December 31, 2024, the Company accrued a registration rights penalty amounting to $55,000, which is payable in cash to the holders of Series B Preferred Stock and included in accrued liabilities on the accompanying consolidated balance sheet as of December 31, 2024.

During the year ended December 31, 2024, 353 shares of Series B Preferred Stock were converted into 53,815 shares of Common Stock. The conversion ratio was based on the Series B Certificate of Designations and included the 25% premium to the greater of the conversion amount or the number of shares multiplied by the highest closing price within the preceding 20 days. As a result of the 25% premium, the Company recorded a deemed dividend of $88,250 which represents the fair value of excess common shares transferred to the preferred shareholders based on an average per share common share price of $7.30, the effect of which was an increase in the net loss attributable to common shareholders in the statement of operations for the year ended December 31, 2024. As of December 31, 2024, there were 273 remaining shares of Series B Preferred Stock, which were convertible into 111,084 shares of Common Stock.

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

Conversion: Each holder of Series C Preferred Stock may convert at any time, all, or any part, of the outstanding Series C Preferred Stock into shares of the Common Stock at the initial “Conversion Price” of $22.40, which is subject to customary adjustments for stock splits.

Alternate Conversion: Following the occurrence and during the continuance of a Trigger Event (as defined below), each holder may alternatively elect to convert the Series C Preferred Stock at the “Alternate Conversion Price” equal to the lesser of the then current Conversion Price and the greater of $1.96 (the “Series C Conversion Price Floor”) or 80% of the trailing 5-day daily volume weighted average price of a share of Common Stock. Trigger Events include customary terms related to exchange listing, registration rights, failure to deliver shares on conversion or exercise of derivative instruments, or insolvency. Notwithstanding the Series C Conversion Price Floor, if the Series C Conversion Price Floor is greater than 80% of the 5-day volume weighted average price of a share of Common Stock, then the Conversion Amount (as defined in the Series C Certificate of Designation) for such Series C Preferred Stock is increased by a multiplier resulting in the convertibility of the shares of Series C Preferred Stock into the number of shares of Common Stock that would have been issuable if the Alternate Conversion Price had been equal to such lower volume weighted average price.

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

In September 2024, the Company consummated a private placement (the “Series C PIPE Financing”) of 2,853 shares of Series C Preferred Stock and warrants to purchase 81,752 shares of Common Stock (the “September 2024 PIPE Common Warrants”) (See Note 9 below), pursuant to the Securities Purchase Agreement, dated September 25, 2024, by and among the Company and certain accredited investors for aggregate gross cash proceeds to the Company of approximately $1.25 million.

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

As of December 31, 2024, there were 2,853 remaining shares of Series C Preferred Stock, which were convertible into 490,206 shares of Common Stock.

Predecessor Preferred Stock Conversion to Common Stock

At December 31, 2023, Predecessor had 75,120,105 shares of capital stock authorized, consisting of 45,350,000 shares of Predecessor common stock and 29,770,105 shares of Predecessor convertible preferred stock. All classes of the Predecessor’s stock had a par value of $0.0001. On February 14, 2024, on the close of the Merger, the Predecessor’s outstanding convertible preferred stock converted to Common Stock at a conversion ratio of 0.0806 and 0.01757 shares of Common Stock for each share of Predecessor Series Seed Convertible Preferred Stock and Predecessor Series A Convertible Preferred Stock, respectively. This resulted in the issuance of 4,155 and 40,000 shares of Common Stock for the Predecessor’s Series Seed Preferred Stock and Predecessor Series A Preferred Stock, respectively.

Predecessor’s Series Seed and Series A Preferred Stock had cash redemption features outside of its control, and therefore were classified in a mezzanine section presented on the balance sheets between liabilities and stockholders’ deficit.

Purchase of Common Stock by Keystone Capital Partners under the Equity Line of Credit (“ELOC”)

On February 14, 2024, in conjunction with, and as a condition to the closing of the Series A PIPE Financing, the Company entered into a common stock purchase agreement (the “Old Keystone Purchase Agreement”) with Keystone Capital Partners, L.P. (“Keystone”), pursuant to which we may sell and issue, and Keystone is obligated to purchase, up to 250,000 shares subject to the Company obtaining all necessary stockholder approvals to issue the shares to Keystone. The price of the shares purchased by Keystone under the ELOC is 90% of various volume-weighted average price (“VWAP”) and closing price-based formulae, and requires a waiver, should the selling price be below $100.00 per share. As consideration for Keystone’s commitment to purchase shares of Common Stock pursuant to the Old Keystone Purchase Agreement, we issued an aggregate of 18,643 shares of Common Stock to Keystone.

On November 8, 2024, the Company consummated a purchase agreement with Keystone (the “New Keystone Purchase Agreement”) pursuant to which we may sell and issue, and Keystone is obligated to purchase, up to $20.6 million of shares of Common Stock, constituting the remaining unsold balance under the original Keystone Purchase Agreement, subject to certain market conditions. The price of the shares purchased by Keystone under the ELOC is 90% of various volume-weighted average price (“VWAP”) and closing price-based formulae, and requires a waiver, should the selling price be below $1.00 per share.

For the period from February 14, 2024 through December 31, 2024, the Company sold 453,500 common shares of the Company for gross proceeds of approximately $4.9 million under the Keystone ELOC. The Company received net proceeds of approximately $4.1 million, and as of December 31, 2024, the Company had a stock subscription receivable of $716,694, which was collected in January 2025. The Company sought and received a waiver to sell the shares below the applicable minimum price in the agreement. The Company also issued 18,644 shares of common stock to Keystone as consideration for the ELOC in the period from February 14, 2024 to December 31, 2024, respectively.

Issuance of Common Stock to Arena Business Solutions Global SPC II, Ltd. (“Arena”) for the Arena ELOC

On February 23, 2024, the Company entered into a common stock purchase agreement (the “Arena Purchase Agreement”) with Arena, pursuant to which we may sell and issue, and Arena is obligated to purchase, up to $25,000,000 of Common Stock. The price of the shares purchased by Arena under the ELOC is 90% of various VWAP and closing price-based formulae, and requires a waiver, should the selling price be below $25.00 per share. As consideration for Arena commitment to purchase shares of Common Stock pursuant to the Arena Purchase Agreement, in May 2024, the Company issued 3,456 shares of Common Stock to Arena during the period from February 14, 2024 through December 31, 2024 valued at $500,000, which is reflected as deferred offering costs on the accompanying consolidated balance sheet as of December 31, 2024. The Company has sold no shares of Common Stock to Arena under the Arena ELOC during the period ended December 31, 2024.

NOTE 9 – WARRANTS

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

Public and Private Placement Warrants (Successor)

At December 31, 2024, there were 91,925 Public and Private Placement Warrants outstanding, each with a right to purchase one share of Common Stock for $1,150. The Public and Private Placement Warrants became exercisable 30 days after the Merger. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the Common Stock issuable upon exercise of the warrants and a current prospectus relating to such Common Stock. The Public and Private Placement Warrants were registered under a resale registration statement on Form S-1 (File No. 333-279156), which was declared effective by the Securities and Exchange Commission on July 5, 2024.

Notwithstanding the foregoing, Public and Private Placement Warrant holders may, during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public and Private Placement Warrants will expire five years after the Merger or earlier upon redemption or liquidation.

Once the warrants became exercisable, the Company may, with 30 days prior notice, redeem the Public Warrants in whole and not in part, at a price of $0.01 per warrant if the shares underlying the warrants are registered and if the closing price of Common Stock equals or exceeds $1,800.00 for 20 of the prior 30 trading days. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

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

As discussed above, the Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging. Management has concluded that the Public Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

Conversion Warrants

On November 14, 2019, Predecessor issued warrants to purchase a total of 1,849,638 shares of Predecessor Series A Preferred Stock at a price of $1.7571 per share. The warrants were exercisable into shares of Predecessor Series A Preferred Stock at the discretion of the holder, at any time in the five years after issuance. The warrants were analyzed and determined to be freestanding instruments issued in a transaction including the conversion or sale of the Series A Preferred Stock. A warrant to purchase up to 426,839 shares of Series A Preferred Stock was issued in a transaction that included the conversion of 100 shares of Series 1 Preferred Stock into 2,845,597 shares of Predecessor Series A Preferred Stock. Another warrant to purchase up to 1,422,799 shares of Series A Preferred Stock was issued concurrent with the purchase of 2,845,597 shares of Series A Preferred Stock. These warrants are collectively referred to as the “Predecessor Preferred Stock Warrants.” On February 14, 2024, the Predecessor Preferred Stock Warrants were converted into warrants to purchase up to 3,250 shares of Common Stock (“Conversion Warrants”).

The Conversion Warrants were exercisable for Common Stock at an exercise price equal to $1,000. The exercise price was subject to adjustment for stock splits, combinations and similar events, and, in the event of stock dividends and splits, the number of shares of Common Stock issuable upon the exercise of the Conversion Warrant will also be adjusted so that the aggregate exercise price shall be the same immediately before and immediately after any such adjustment.

The Conversion Warrants expired five years after the original Predecessor Preferred Stock Warrants were issued, or November 14, 2024.

As discussed above, Predecessor accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging. Based on the exercisability of the Predecessor Preferred Stock Warrants into Series A Preferred Stock, which had a cash redemption feature outside of the control of Predecessor, the Predecessor Preferred Stock Warrants were recorded as a derivative liability and were revalued at each reporting period, with the change in value being recorded on the statement of operations.

Series A Common Warrants (Successor) - February 2024

The Company’s 6,127 Series A Common Warrants are initially exercisable for cash at an exercise price equal to the greater of (x) $920 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events) and (y) the closing price of the Common Stock on the trading day immediately prior to the Subscription Date (as defined in the Series A Common Warrant Agreement). The exercise price is subject to adjustment for stock splits, combinations and similar events, and, in the event of stock dividends and splits, the number of shares of Common Stock issuable upon the exercise of the February 2024 PIPE Common Warrants will also be adjusted so that the aggregate exercise price shall be the same immediately before and immediately after any such adjustment. On stockholder approval for the issuance of shares underlying the warrants, granted April 30, 2024, the exercise price of the Series A Common Warrants was adjusted to $139 per share, per the terms of the Securities Purchase Agreement. On April 30, 2024, the Company calculated the total fair value of the consideration for the modification of the Series A Common Warrants, which includes the incremental fair value of the Series A Common Warrants (determined by comparing the fair values immediately prior to and immediately after the modification). The incremental fair value was calculated using the Black-Scholes option-pricing model and amounted to $276,839, the effect of which was an increase in the net loss attributable to common shareholders in the statement of operations for the year ended December 31, 2024. In calculating the incremental fair value om April 30, 2024, the Company used the following assumptions: risk-free interest rate

Risk-free interest rate	4.72%
Expected life (in years)	4.80
Expected dividend yield	0%
Expected volatility	90%

The Series A Common Warrants will be exercisable beginning six months after the issuance date (the “Initial Exercisability Date”) and expiring on the third anniversary of the Initial Exercisability Date. The Series A Common Warrants require “buy-in” payments to be made by us for failure to deliver any shares of Common Stock issuable upon exercise.

If at the time of exercise of the Series A Common Warrants, there is no effective registration statement registering the shares of the Common Stock underlying the Series A Common Warrants, such warrants may be exercised on a cashless basis pursuant to their terms.

If we issue options, convertible securities, warrants, shares, or similar securities to holders of Common Stock, each holder of February 2024 PIPE Common Warrants has the right to acquire the same as if the holder had exercised its Series A Common Warrants. The holders of Series A Common Warrants are entitled to receive any dividends paid or distributions made to our holders of Common Stock on an “as if converted” basis.

The Series A Common Warrants prohibit us from entering into specified fundamental transactions unless the Successor entity assumes all of our obligations under the Series A Common Warrants under a written agreement before the transaction is completed. Upon specified corporate events, a holder of Series A Common Warrants will thereafter have the right to receive upon an exercise such shares, securities, cash, assets or any other property whatsoever which the holder would have been entitled to receive upon the happening of the applicable corporate event had the Series A Common Warrants been exercised immediately prior to the applicable corporate event. When there is a transaction involving specified changes of control, a holder of Series A Common Warrants can request the Company to exchange the then unexercised portion of their Series A Common Warrants for consideration equal to the Black-Scholes value thereof, which shall be settled, at the option of the Company in either (i) the form of rights convertible into the consideration receivable by holders of the underlying shares of common stock, based upon the value of the shares of the successor entity over a specified period or (ii) cash in an amount equal to the Black-Scholes value.

The Company’s Series A Common Warrants are exercisable into Common Stock and are recorded as equity.

September 2024 Series C Common Warrants (Successor)

The Company’s 81,753 September 2024 Series C Common Warrants are initially exercisable for cash at an initial exercise price equal to $9.80 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events). The exercise price is also subject to adjustment for the sale of Common Stock, or issuance or modification of options to result in the purchase of one share of Common Stock at an effective price per share lower than the then current Series C Common Warrant exercise price. Additionally, should the Company issue any variable priced convertible securities, the holders may elect an alternative exercise price that allows exercise at the effective purchase price applicable to the convertible security.

The September 2024 PIPE Common Warrants are exercisable beginning six months after the issuance date (the “Initial Exercisability Date”) and expiring on the third anniversary of the Initial Exercisability Date. The Series C Common Warrants require “buy-in” payments to be made by us for failure to deliver any shares of Common Stock issuable upon exercise.

If at the time of exercise of the Series C Common Warrants, there is no effective registration statement registering the shares of the Common Stock underlying the Series C Common Warrants, such warrants may be exercised on a cashless basis pursuant to their terms.

If we issue options, convertible securities, warrants, shares, or similar securities to holders of Common Stock, each holder of Series C Common Warrants has the right to acquire the same as if the holder had exercised its Series C Common Warrants. The holders of Series C Common Warrants are entitled to receive any dividends paid or distributions made to our holders of Common Stock on an “as if converted” basis.

The Series C Common Warrants prohibit us from entering into specified fundamental transactions unless the successor entity assumes all of our obligations under the Series C Common Warrants under a written agreement before the transaction is completed. Upon specified corporate events, a holder of Series C Common Warrants will thereafter have the right to receive upon an exercise such shares, securities, cash, assets or any other property whatsoever which the holder would have been entitled to receive upon the happening of the applicable corporate event had the Series C Common Warrants been exercised immediately prior to the applicable corporate event. When there is a transaction involving specified changes of control, a holder of Series C Common Warrants can request the Company to exchange the then unexercised portion of their Series C Common Warrants for consideration equal to the Black-Scholes value thereof, which shall be settled, at the option of the Company in either (i) the form of rights convertible into the consideration receivable by holders of the underlying shares of common stock, based upon the value of the shares of the successor entity over a specified period or (ii) cash in an amount equal to the Black-Scholes value.

The Company’s Series C Common Warrants are exercisable into Common Stock and are recorded as equity.

December 2024 Common Warrants (Successor)

On December 23, 2024, the Company issued warrants to purchase an aggregate of 84,061 shares of Common Stock to certain investors affiliated with each other to induce investors to exercise their Series A Preferred Warrants for cash (the “December 2024 Common Warrants”). The December 2024 Common Warrants are initially exercisable for cash at an initial exercise price equal to $5.61 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events).

The December 2024 Common Warrants are exercisable beginning six months after the issuance date (the “Initial Exercisability Date”) and expiring on the third anniversary of the Initial Exercisability Date. The December 2024 Common Warrants require “buy-in” payments to be made by us for failure to deliver any shares of Common Stock issuable upon exercise.

If at the time of exercise of the December 2024 Common Warrants, there is no effective registration statement registering the shares of the Common Stock underlying the December 2024 Common Warrants, such warrants may be exercised on a cashless basis pursuant to their terms.

If we issue options, convertible securities, warrants, shares, or similar securities to holders of Common Stock, each holder of December 2024 Common Warrants has the right to acquire the same as if the holder had exercised its December 2024 Common Warrants. The holders of December 2024 Common Warrants are entitled to receive any dividends paid or distributions made to our holders of Common Stock on an “as if converted” basis.

The December 2024 Common Warrants prohibit us from entering into specified fundamental transactions unless the successor entity assumes all of our obligations under the December 2024 Common Warrants under a written agreement before the transaction is completed. Upon specified corporate events, a holder of December 2024 Common Warrants will thereafter have the right to receive upon an exercise such shares, securities, cash, assets or any other property whatsoever which the holder would have been entitled to receive upon the happening of the applicable corporate event had the December 2024 Common Warrants been exercised immediately prior to the applicable corporate event. Upon the consummation of any Fundamental Transaction, the Company shall exchange the December 2024 Common Warrants for consideration equal to the Black Scholes Value of such portion of the December 2024 Common Warrants subject to exchange (collectively, the “Aggregate Black Scholes Value”) in the form of, at the Company’s election (such election to pay in cash or by delivery of the Rights (as defined below), a “Consideration Election”), either (I) rights (with a beneficial ownership limitation, mutatis mutandis) (the “Rights”), convertible in whole, or in part, at any time, without the requirement to pay any additional consideration, at the option of the Holder, into such Corporate Event Consideration applicable to such Fundamental Transaction equal in value to the Aggregate Black Scholes Value issuable upon conversion of the Rights to be determined in increments of 10% (or such greater percentage as the Holder may notify the Company from time to time) of the portion of the Aggregate Black Scholes Value attributable to such Shares (the “Share Value Increment”), with the aggregate number of Shares issuable upon exercise of the Rights with respect to the first Successor Share Value Increment determined based on 70% of the Closing Bid Price of the Shares on the date the Rights are issued and on each of the nine subsequent Trading Days, in each case, the aggregate number of additional Shares issuable upon exercise of the Rights shall be determined based upon a Share Value Increment at 70% of the Closing Bid Price of the Shares in effect for such corresponding Trading Day (such ten (10) Trading Day period commencing on, and including, the date the Rights are issued, the “Rights Measuring Period”)), or (II) in cash; provided, that the Company shall not consummate a Fundamental Transaction if the Corporate Event Consideration includes capital stock or other equity interest (the “Successor Shares”) either in an entity that is not listed on an Eligible Market or an entity in which the daily share volume for the applicable Successor Shares for each of the twenty Trading Days prior to the date of consummation of such Fundamental Transaction is less than the aggregate number of Successor Shares issuable to the Holder upon conversion in full of the applicable Rights (without regard to any limitations on conversion therein, assuming the exercise in full of the Rights on the date of issuance of the Rights and assuming the Closing Bid Price of the Successor Shares for each Trading Day in the Rights Measuring Period is the Closing Bid Price on the Trading Day ended immediately prior to the time of consummation of the Fundamental Transaction).

The Company’s December 2024 Common Warrants are exercisable into Common Stock, which has no cash redemption features that require liability treatment. The Company has recorded the December 2024 Common Warrants as equity.

On December 23, 2024, in connection with the issuance of the December 2024 Warrants, the Company calculated the fair value of such warrants using the Black-Scholes option-pricing model, and the Company determined that the aggregate total fair value of the December 2024 Warrants amounted to approximately $0.3 million, which were considered offering costs and were netted against the net proceeds received by the warrant exercise under the guidance of ASU 2021-04.

Preferred Warrants

The 2,500 Preferred Warrants were initially exercisable for cash at an exercise price equal to $800. The exercise price was subject to adjustment for stock splits, combinations and similar events, and, in the event of stock dividends and splits, the number of shares of Series A Preferred Stock issuable upon the exercise of the Preferred Warrant will also be adjusted so that the aggregate exercise price shall be the same immediately before and immediately after any such adjustment.

We had the right, conditional upon the share price of CERO stock to be trading above $100.00 per share, to require the holders of Preferred Warrants to exercise such Preferred Warrants into up to an aggregate number of shares of Preferred Stock equal to the holder’s pro rata amount of 2,500 shares of Preferred Stock. In connection with the Series C PIPE Financing, we agreed with certain holders of the Preferred Warrants not to exercise such right to require such exercise by the holders thereof in consideration for their investment in the Series C PIPE Financing.

The Preferred Warrants prohibited us from entering into specified fundamental transactions unless the Successor assumes all of our obligations under the Preferred Warrants under a written agreement before the transaction is completed. Upon specified corporate events, a holder of the Preferred Warrants thereafter had the right to receive upon an exercise such shares, securities, cash, assets or any other property whatsoever which the holder would have been entitled to receive upon the happening of the applicable corporate event had the Preferred Warrant been exercised immediately prior to the applicable corporate event.

During the period from February 14, 2024 through December 31, 2024, 1,875 Series A Preferred Warrants were exercised into 1,875 shares of Series A Preferred Stock for gross proceeds of $938,800. The remaining 625 Series A Preferred Warrants were exercised in January 2025 for gross proceeds of $500,000 (See Note 14).

The Company’s Preferred Warrants were exercisable into Series A Preferred Stock, which had no cash redemption features that required liability treatment. The Company recorded the Preferred Warrants as equity.

A summary of outstanding warrants as of December 31, 2024 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Public Warrants	91,925	$1,150.00	4.13
February 2024 Series A Common Warrants	6,127	139.00	2.62
Series A Preferred Warrants	625	800.00	0.12
September 2024 Series C Common Warrants	81,753	9.80	3.23
December 2024 Common Warrants	84,061	5.61	3.48
Outstanding as of December 31, 2024	264,491	$409.61	3.60

NOTE 10 – FAIR VALUE MEASUREMENTS

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

The Company initially recorded the earnout liability at estimated fair value using a Monte Carlo analysis and has revalued the Earnout liability at each subsequent period. The Monte Carlo analysis used the following assumptions:

	December 31,	February 14
	2024	2024
	(Successor)	(Successor)
Starting share price	$6.00	$490.00
Tranche 1 trigger price	$1.25	$3.20
Tranche 2 trigger price	$1.25	$3.85
Contractual term	3.1	4.0
Volatility	100%	90%
Risk-free interest rate	4.23%	4.20%

At December 31, 2024 for the Successor and December 31, 2023 for the Predecessor, the fair value of earnout liability and derivative liabilities were classified as follows:

The classification of the fair value of the earnout liability and derivative liabilities and the change in the fair value measurement using significant inputs (Level 3) for the year ended December 31, 2023 and for the period from January 1, 2024 through February 14, 2024 for Predecessor and February 14, 2024 through December 31, 2024 for the Company is presented below:

	Level 1	Level 2	Level 3	Total
Preferred stock warrant liability (Predecessor):
Balance at January 1, 2023	$-	$-	$610,381	$610,381
Gain on revaluation of warrant liability	-	-	(290,264)	(290,264)
Balance at December 31, 2023	-	-	320,117	320,117
Reclassification of warrant liability to equity	-	-	(320,117)	(320,117)
Balance at February 13, 2024	$-	$-	$-	$-

Earnout liability (Successor):
Balance at February 14, 2024	-	-	4,900,000	4,900,000
Gain on revaluation of earnout liability	-	-	(4,880,000)	(4,880,000)
Balance at December 31, 2024	$-	$-	$20,000	$20,000

NOTE 11 – STOCK-BASED COMPENSATION

In October 2016, Predecessor’s Board of Directors approved the adoption of an Equity Incentive Plan (“Predecessor EIP”). As amended, the Predecessor EIP permitted the Predecessor to grant awards allowing for the issuance of up to 4,888,402 shares of Predecessor’s common stock. On close of the Merger, outstanding awards issued for the Predecessor EIP were converted to options to purchase a number of shares of the Company’s Common Stock equal to the number of Predecessor shares multiplied by the Merger Exchange Ratio of 0.064452 at a price of the Predecessor option strike price divided by the Merger Exchange Ratio. The Predecessor EIP was then cancelled.

During the six months ended June 30, 2024, the Company’s Board of Directors granted directors, officers and employees options to purchase up to 50,400 shares of Common Stock for exercise prices ranging from $35.20 per share to $481.00 per share under the 2024 Plan (as defined below). The grants have various vesting conditions, including time-based and performance-based terms. These stock options expire through June 24, 2034. On September 30, 2024 and October 1, 2024, 34,550 of these stock options were cancelled due to termination or other reasons. Additionally, on October 1, 2024, the exercise price of the remaining 15,850 outstanding options granted under the 2024 Plan was adjusted to $10.00 per share, with all other terms of the original grant to remain without adjustment. On October 1, 2024, the Company calculated the total fair value of the consideration for the modification of these stock options, which includes the incremental fair value of the stock options (determined by comparing the fair values immediately prior to and immediately after the modification). The fair values were calculated using the Black-Scholes option-pricing model, and the Company determined that the total fair value of the consideration related to the modification of these stock options amounted to $76,027, of which $28,636 was expensed immediately and $47,391 will be recorded as stock-based compensation expense over the remaining vesting term.

On October 1, 2024, the Company’s Board of Directors granted directors, officers and employees options to purchase up to 47,780 shares of common stock for $10.00 per share. The grants have various vesting conditions, including time-based and performance-based terms. These stock options expire on October 1, 2034.

Predecessor’s Stock option activity for the period from December 31, 2023 through February 14, 2024 and the Company’s stock option activity for the period from February 14, 2024 through December 31, 2024, was as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Outstanding	Price Per	Life
	Shares	Share	(in Years)
Balance, December 31, 2023 (Predecessor)	504	$418.92	6.86
Options cancelled (Predecessor)	(504)	$418.92
Balance, February 14, 2024 (Predecessor)	-	$-	-

Balance, February 14, 2024 (Predecessor)	-	$-	-
Options granted (Successor)	98,180	$90.91	-
Options cancelled (Successor)	(33,232)	$146.12	-
Balance, December 31, 2024 (Successor)	64,948	$10.00	9.64
Options exercisable as of December 31, 2024	49,480	$10.00	9.68

The intrinsic value of Predecessor options exercised during the year ended December 31, 2023 was $9,458. No options were exercised in the Successor period from February 14, 2024 to December 31, 2024.

On March 25, 2024, the stockholders approved the CERo Therapeutics Holdings, Inc. 2024 Equity Incentive Plan (the “2024 Plan”) and 2024 Employee Stock Purchase Plan (“2024 ESPP”), with an initial reserve of 51,726 and 50,993 shares of common stock, respectively. The 2024 Plan and 2024 ESPP became effective on February 14, 2024 in connection with the closing of the Business Combination. At a special meeting of stockholders on April 30, 2024, the stockholders approved an increase in the number of shares available for issuance under the 2024 Plan and the number of shares that may be issued pursuant to incentive stock options, by an additional 20,000 shares each. At a special meeting of stockholders on November 11, 2024, the stockholders approved an increase in the number of shares available for issuance under the 2024 Plan and the number of shares that may be issued pursuant to incentive stock options, by an additional 208,454 shares each. As of December 31, 2024, no awards have been granted under the 2024 ESPP. The 2024 Plan has an evergreen provision that allows for an annual increase in the number of shares available for issuance under the 2024 Plan to be added on the first day of January, starting with January 1, 2025, in an amount equal to the lesser of (i) 5% of the fully diluted shares of our Common Stock on the immediately preceding December 31 or (ii) such number of shares as determined by our board in each case subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. On January 1, 2025, the number of shares reserved under the 2024 Plan was increased by 5% of the fully diluted shares of our common stock on the immediately preceding December 31, or 189,701 shares. The 2024 ESPP has an evergreen provision that allows for an annual increase in the number of shares available for issuance under the 2024 ESPP to be added on the first day of each January, starting with January 1, 2025, by the lesser of (i) 10,198 shares of our common stock, (ii) 1% of the fully diluted shares of common stock on the immediately preceding December 31, or (iii) such number of shares of common stock as determined by our board. The number of shares reserved under the 2024 ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. As of December 31, 2024, the board of directors has granted an aggregate of 64,948 option awards under the 2024 Plan, leaving 215,232 shares reserved for future issuance under the 2024 Plan.

The Company estimated the fair value of stock options granted during the period February 14, 2024 through December 31, 2024 using Black-Scholes with the following weighted average assumptions:

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

The Company estimated the fair value of the stock options during the year ended December 31, 2024 using Black-Scholes with the following assumptions. There were no stock options granted by the Predecessor during the year ended December 31, 2023.

December 31,
2024
(Successor)
Risk-free interest rate	3.75% to 4.89%
Expected life (in years)	5.0 to 7.0
Expected dividend yield	-%
Expected volatility	62.4% to 106.6%

For the period from February 14, 2024 through December 31, 2024, the Company recorded stock-based compensation expense of $924,668, of which $547,910 was related to research and development and $376,758 was related to general and administrative. For the period from January 1, 2024 through February 13, 2024, Predecessor recorded an immaterial amount of stock-based compensation expense.

For the year ended December 31, 2023, the Company recorded stock-based compensation expense of $96,896, of which $91,664 was related to R&D and $5,232 was related to general and administrative.

As of December 31, 2024, the Company had approximately $1,009,000 of unamortized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.02 years. The weighted average grant date calculated fair value per share of the Company’s options granted during the period from February 14, 2024, through December 31, 2024, was $61.54.

There were no Predecessor options granted in the year ended December 31, 2023.

NOTE 12 – INCOME TAXES

A reconciliation between the expected income tax provision at the federal statutory rate and the reported income tax provision is approximately as follows:

	2024	2023
Federal income tax at statutory rate	$(1,745,000)	$(1,565,000)
State income tax, net of federal benefit	(580,000)	(520,000)
Permanent differences	(1,358,000)	(75,000)
Tax credits generated in current year, net of utilized	(408,000)	(171,000)
Other	51,000	(2,102,000)
Change in valuation allowance	4,040,000	4,433,000
Total	$-	$-

The approximate components of the net deferred tax assets as of December 31, 2024 and 2023 were as follows:

	2024	2023
Net operating loss carryforwards	$12,227,000	$9,067,000
Section 174 research and development capitalization	2,999,000	2,490,000
Research credits	1,943,000	1,535,000
Fixed assets and intangible assets	403,000	401,000
Right of use asset	(410,000)	(613,000)
Lease liability, net	251,000	657,000
Accruals and others	230,000	66,000
	17,643,000	13,603,000
Less: valuation allowance	(17,643,000)	(13,603,000)
Net deferred tax assets	$-	$-

The Company has incurred significant tax losses since inception. Based on the available objective evidence, management cannot conclude it is more likely than not that the net deferred tax assets will be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets. For the periods ended December 31, 2024 and 2023, the valuation allowance increased by approximately $4,040,000 and $4,433,000, respectively.

At December 31, 2024, the Company has federal net operating loss carryforwards of approximately $727,000 that begin to expire in 2036. The Company also has federal net operating losses of $39,687,000 that arose after the 2017 tax year that will carry forward indefinitely and the utilization of which is limited to 80% of taxable income for tax years beginning after 2021. The Company has state net operating loss carryforwards of approximately $53,559,000 that will begin to expire in 2036.

Under the Tax Reform Act of 1986, the amount of and benefits from net operating loss carry forwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period. The impact of any limitations that may be imposed due to such ownership changes has not been determined.

As of December 31, 2024, the Company has research credit carry forwards of approximately $1,241,000 and $1,509,000 for federal and state tax purposes, respectively. If not utilized, the federal carryforward will expire in various amounts beginning in 2040. The California credits can be carried forward indefinitely. The Company has not undertaken a detailed analysis of all amounts claimed as research credits for federal or state tax purposes. As a result, amounts ultimately realized for research credits were included in management’s consideration of uncertain tax benefits.

As of December 31, 2024 and 2023, the Company had an unrecognized tax benefit balance of approximately $538,000 and $459,000, respectively, related to R&D credits.

No amount of unrecognized tax benefits as of December 31, 2024 and 2023, if recognized, would reduce the Company’s effective tax rate because the benefits would be in the form of tax credit carryforwards, which would attract a full valuation allowance. There are no provisions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. Because the statute of limitations does not expire until after the net operating loss and credit carryforwards are actually used, the statutes are still open on calendar years ended 2016 and 2017 forward for federal and state purposes.

The Company did not recognize any expense for interest and penalties related to uncertain tax positions during 2024 and 2023, and the Company does not have any amounts related to interest and penalties accrued as of December 31, 2024 and 2023.

The Company files U.S. federal and state tax returns. The Company’s tax years will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss credit.

A reconciliation of the beginning and ending amount of the liability for uncertain tax positions, excluding potential interest and penalties, is as follows:

Balance as of December 31, 2023	$459,000
Increase/(decrease) based on current year tax positions	79,000
Increase/(decrease) for prior year tax positions	-
Lapses of applicable statutes	-
Balance as of December 31, 2024	$538,000

NOTE 13 – 401(k) RETIREMENT SAVINGS PLAN

The Company sponsors a 401(k) defined contribution plan covering eligible employees who elect to participate. The Company is allowed to make discretionary profit sharing and 401(k) matching contributions as defined in the plan and as approved by the Board of Directors. The Company’s contributions for the period from February 14, 2024 through December 31, 2024 was $44,077 and Predecessor contributions during the period from January 1, 2024 through February 13, 2024 was $8,657. The Predecessor made contributions of $63,344 during the year ended December 31, 2023.

NOTE 14 – RELATED-PARTY TRANSACTIONS

In February 2024, we issued and sold an aggregate of 10,039 shares of Series A Preferred Stock, 6,127 Series A Common Warrants and 2,500 Preferred Warrants, at a price of $800 per share of Series A Preferred Stock, for aggregate cash proceeds of approximately $8.0 million, plus additional cash proceeds of up to $2.0 million if the Preferred Warrants are exercised.

The following table summarizes the shares of our Series A Preferred Stock issued to our related parties:

Purchasers	Shares of Series A Preferred Stock	Total Purchase Price
Daniel Corey(1)	150	$150,000
Atwood-Edminster Trust dtd 4-2-2000 (2)	1,002	$1,002,000
Chris Ehrlich(3)	275	$275,000

(1)	Daniel Corey served as the Chief Technology Officer and a member of the board of directors of the Company from February 2024 to September 2024, and previously served as Chief Executive Officer, Chief Scientific Officer, and a member of the board of directors of Legacy CERo until the closing of the Business Combination in February 2024.

(2)	Brian G. Atwood served as Chairman and Chief Executive Officer of the Company from February 2024 to September 2024, and previously served as Chairman of PBAX until the closing of the Business Combination in February 2024. Mr. Atwood is currently a member of the board of directors of the Company and serves as a trustee of Atwood-Edminster Trust dtd 4-2-2000.

(3)	Chris Ehrlich has served as the Chairman and Chief Executive Officer of the Company since December 2024, and previously served as (i) interim Chairman and Chief Executive Officer of the Company from October 2024 to November 2024, (ii) Vice Chairman of the board of directors of the Company from February 2024 to September 2024, and (iii) the Chief Executive Officer of PBAX until the closing of the Business Combination in February 2024.

NOTE 15 – SUBSEQUENT EVENTS

On January 6, 2025, 625 Series A Preferred Warrants were exercised into 625 shares of Series A Preferred Stock for gross cash proceeds of $500,000.

On January 6, 2025, the Company issued warrants to purchase an aggregate of 163,853 shares of Common Stock to a certain investor affiliated with each other to induce investors to exercise their Series A Preferred Warrants for cash (the “January 2025 Common Warrants”). The January 2025 Common Warrants are initially exercisable for cash at an initial exercise price equal to $5.82 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events). The January 2025 Common Warrants are exercisable beginning six months after the issuance date (the “Initial Exercisability Date”) and expiring on the third anniversary of the Initial Exercisability Date. The January 2025 Common Warrants require “buy-in” payments to be made by us for failure to deliver any shares of Common Stock issuable upon exercise. If at the time of exercise of the January 2025 Common Warrants, there is no effective registration statement registering the shares of the Common Stock underlying the January 2025 Common Warrants, such warrants may be exercised on a cashless basis pursuant to their terms

During the period from January 1, 2025 to April 10, 2025, 1,098 shares of Series A Preferred Stock were converted into 288,832 shares of Common Stock. The conversion ratio was based on the Series A Certificate of Designations and reflected the applicable Alternate Conversion Price.

During the period from January 1, 2025 to April 10, 2025, 75 shares of Series B Preferred Stock were converted into 50,001 shares of Common Stock. The conversion ratio was based on the Series B Certificate of Designations and reflected the applicable Alternate Conversion Price.

During the period from January 1, 2025 to April 10, 2025, the Company sold 290,618 shares of Common Stock of the Company pursuant to the New Keystone Purchase Agreement for net proceeds of $1,227,242.

On February 5, 2025, the Company announced the pricing of a reasonable best efforts public offering (the “Offering”), with participation from a member of the Company’s board of directors and a single institutional investor, for the purchase and sale of (i) 2,551,020 shares of its common stock, par value $0.0001 per share (the “Common Stock”) or common stock equivalents in lieu thereof; and (ii) common warrants to purchase up to 2,551,020 shares of common stock (the “Warrants”), at a combined public offering price of $1.96 per share and Warrant. In connection with the Offering, on February 5, 2025, the Company entered into a securities purchase agreement (the “SPA”) with the investors. The SPA contains customary representations, warranties and agreements of the Company and each investor and customary indemnification rights and obligations of the parties. In connection with this offering, the Company received net proceeds of approximately $4.5 million. From January 1, 2025 to April 11, 2025, the Company issued 2,335,280 shares of its common stock of the aggregate amount of shares of 2,551,020 shares sold. The remaining 215,740 common shares are issuable.

The Warrants have an exercise price of $1.96 per share, will be immediately exercisable upon stockholder approval and will have a term of exercise equal to five years following date of the initial exercise date. The exercise price and number of shares of Common Stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Common Stock and the exercise price.

In connection with the Offering, on February 5, 2025, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”), as the exclusive placement agent in connection with the Offering (the “Placement Agent”). Pursuant to a side letter between the Placement Agent and JonesTrading Institutional Services LLC (“Jones”), dated February 3, 2025, Jones agreed to be a financial advisor for the Offering. In connection with the services provided by Jones, the Placement Agent and Jones agreed that the Placement Agent will receive an aggregate fee equal to 6% of the gross proceeds received in the Offering and Jones will receive an aggregate fee equal to 3% of the gross proceeds received in the Offering. In addition, the Company agreed to reimburse the Placement Agent for its legal fees and expenses and other out-of-pocket expenses in an amount up to $85,000, non-accountable expenses of up to $25,000 and has agreed to reimburse Jones for all reasonable and documented out-of-pocket fees and expenses, including but not limited to travel and other out-of-pocket expenses in an amount not to exceed $15,000.

The Company’s directors and executive officers agreed not to offer, issue, sell, contract to sell, encumber, grant any option for the sale of or otherwise dispose of any shares of common stock or other securities convertible into or exercisable or exchangeable for common stock for a period of 90 days following the closing date of the Offering, which terms may be waived in the sole discretion of and without notice by the Placement Agent, subject to certain exceptions. In addition, the Company has agreed to not enter into variable rate financings for a period of 180 days following the closing date, subject to certain exceptions, or enter into any equity financings for a period of 60 days following the closing date, subject to certain exceptions.

In connection with the Offering, the Conversion Price of the Series A Preferred Stock and Series C Preferred Stock reset to $1.96 per share of Common Stock.

On March 4, 2025, the Company’s Board of Directors granted directors, officers and employees options to purchase up to 406,251 shares of common stock for $1.43 per share. The grants have various vesting conditions, including time-based and performance-based terms. These stock options expire on March 4, 2035.

On March 10, 2025, the Company redeemed 316 shares of Series C Preferred Stock from certain investors for a cash payment of $395,000, or $1,250 per share of Series C Preferred Stock.