Form 10-K/A
period 2024-12-31
CERO THERAPEUTICS HOLDINGS, INC.
filed 2025-04-28
CIK 1870404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 24, 2025, the registrant had 5,578,791 shares of common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1” or “Form 10-K/A”) to the Annual Report on Form 10-K of CERo Therapeutics Holdings, Inc. (the “Company,” “we,” “our” or “us”) for the fiscal year ended December 31, 2024 as filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2025 (the “Original Annual Report”), is being filed solely to include in the Original Annual Report the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K. Because the Company has determined that it will not file its definitive proxy statement within 120 days following the last day of its last fiscal year, the Company is providing Items 10, 11, 12, 13, and 14 of Part III of Form 10-K in this Amendment No. 1.

This Amendment No. 1 amends and restates in their entirety Items 10 through 14 of the Original Annual Report. As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certificates of our Chief Executive Officer and Chief Financial Officer are being filed as exhibits to this Amendment No. 1. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. In addition, because no financial statements are included in this Amendment No. 1, new certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with Amendment No. 1.

Except as otherwise expressly noted herein, this Amendment No. 1 does not amend any other information set forth in the Original Annual Report, and we have not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the filing of the Original Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Annual Report and our other filings with the SEC. Certain capitalized terms used and not otherwise defined in this Amendment No. 1 have the meanings given to them in the Original Annual Report.

CERO THERAPEUTICS HOLDINGS, INC.

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Our board of directors (the “Board”) currently consists of six members. In accordance with the terms of our Second Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and Amended and Restated Bylaws (the “Bylaws”), the Board is divided into three classes, Class I, Class II and Class III, with members of each class serving staggered three-year terms. The members of the classes are divided as follows:

●	the Class I directors are Mr. Byrnes and Dr. Rolfe, and their terms will expire at our 2025 annual meeting of stockholders;;

●	the Class II directors are Mr. Atwood and Ms. LaPorte, and their terms will expire at our 2026 annual meeting of stockholders; and

●	the Class III directors are Mr. Ehrlich and Mr. Patel, and their terms will expire at our 2027 annual meeting of stockholders.

Upon the expiration of the term of a class of directors, directors in that class will be eligible to be elected for a new three-year term at the annual meeting of stockholders in the year in which their term expires.

Our Certificate of Incorporation and Bylaws provide that the authorized number of directors may be changed only by resolution of our board of directors. Our Certificate of Incorporation also provides that our directors may be removed only for cause by the affirmative vote of the holders of at least two-thirds (2/3) of the outstanding shares then entitled to vote in an annual election of directors, and that any vacancy on our board of directors, including a vacancy resulting from an enlargement of our board of directors, may be filled only by vote of a majority of our directors then in office.

The following table sets forth the name and age of each director, indicating all positions and offices with us currently held by the director.

Name	Age	Title
Chris Ehrlich	55	Chairman, Chief Executive Officer. Director
Brian G. Atwood	72	Director
Michael Byrnes (1) (3)	48	Director
Kathleen LaPorte (2) (3)	63	Director
Lindsey Rolfe, M.D. (1) (2) (3)	57	Director
Shami Patel (1) (2)	56	Director

(1)	Member of audit committee.
(2)	Member of compensation committee.
(3)	Member of nominating and corporate governance committee.

Chris Ehrlich has served as our Chairman and Chief Executive Officer since December 2024. Since July 2024, Mr. Ehrlich has also served as the Chief Executive Officer of Launch One Acquisition Corp. From October 2024 to November 2024, he served as the interim Chairman and Chief Executive Officer. Prior to this, he served as the Vice Chairman of our board of directors from February 2024 to October 2024. He previously served as the Chief Executive Officer of PBAX from October 2021 until the closing of the Business Combination in February 2024. From January 2021 to August 2021, he served as the Chief Executive Officer of Locust Walk Acquisition Corp. (Nasdaq: LWAC) until it merged with eFFECTOR Therapeutics, Inc. (Nasdaq: EFTR). He is also the Principal of Ehrlich Bioventures, LLC, a consultancy working with emerging biopharma companies. He previously served as Senior Managing Director and the Global Head of Strategic Transactions at Locust Walk Partners from 2013 to 2021. He brings significant biotechnology industry, business development, venture capital experience, investment banking and SPAC experience. While at Locust Walk Partners, Mr. Ehrlich was involved with sourcing and leading multiple transactions for emerging biopharmaceutical companies, including the sale of Xyphos Biosciences, Inc. to Astellas in 2019 and the sale of Thar Pharmaceuticals to Grunenthal in 2018. Prior to Locust Walk Partners, he was a Managing Director at InterWest Partners (“InterWest”), a venture capital firm. At InterWest, he served on the boards of KAI Pharmaceuticals, a privately held pharmaceutical company (acquired by Amgen in 2012), Biomimetic Therapeutics, Inc., a biotechnology company (acquired by Wright Medical Technologies in 2013), Invuity, Inc., a medical technology company acquired by Stryker in 2018) and Xenon Pharmaceuticals, a biopharmaceutical company (Nasdaq: XENE). Prior to joining InterWest, Mr. Ehrlich worked as the Director of Licensing and Business Development at Purdue Pharma, in business development at Genentech, in venture capital at the U.S. Russia Investment Fund, and in biotechnology strategy development at L.E.K. Consulting. Mr. Ehrlich also currently serves on the board of directors of Launch One Acquisition Corp. and Prostate Management Diagnostics, Inc., on the advisory board of the Peter Michael Foundation, where he is a Senior Advisor, and on the healthcare at Kellogg advisory board at Northwestern University. Mr. Ehrlich has a B.A. in Government from Dartmouth College and an M.B.A. from the Kellogg Graduate School of Management at Northwestern University, where he is a frequent lecturer.

Mr. Ehrlich was selected to serve on our board of directors based on his substantial investment and acquisition experience in the biotechnology and biopharmaceutical industries and his experience serving as a director for various public and private companies.

Brian G. Atwood previously served as Chairman and Chief Executive Officer of CERo from February 2024 to September 2024, and previously served as Chairman of PBAX from October 2021 until the closing of the Business Combination in February 2024. Mr. Atwood serves as a Managing Director for Versant Ventures, a healthcare-focused venture capital firm that he co-founded in 1999. In 2015, Mr. Atwood co-founded Cell Design Labs, Inc., a biotechnology company focused on developing human cell engineering technology for the treatment of multiple diseases, including cancer, where he served as President and Chief Executive Officer until 2017, when it was acquired by Gilead Sciences. Mr. Atwood has served on several boards of directors including Atreca, Inc. (where he served as chairman) from December 2013 until April 2024, Clovis Oncology, Inc. from April 2009 until July 2023, Immune Design Corp. from May 2008 until June 2016 (acquired by Merck in 2019), Veracyte, Inc., from its founding in 2008 until December 2016, OpGen Inc., from July 2007 until December 2017, Five Prime Therapeutics, from 2002 until March 2016 (acquired by Amgen 2021), Cadence Pharmaceuticals, Inc. from March 2006 until its acquisition in March 2014 by Mallinckrodt, Helicos Biosciences from 2003 until September 2011, Pharmion Corporation from 2000 until its acquisition in March 2008 by CelGene, Trius Therapeutics, Inc. from February 2007 until its acquisition in September 2013 by Cubist Corporation, and Locust Walk Acquisition Corp. (Nasdaq: LWAC) from January 2021 until the consummation of its business combination in August 2021. Mr. Atwood holds a B.S. in Biological Sciences from the University of California, Irvine, a M.S. in Ecology from the University of California, Davis, and a M.B.A. from Harvard Business School.

Mr. Atwood was selected to serve on our board of directors because of his experience in the biotechnology industry, his years of business and leadership experience and his financial sophistication and expertise.

Michael Byrnes has served as a member of our board of directors since February 2024. Mr. Byrnes has served as the Chief Financial Officer of Fore Biotherapeutics since August 2024. Previously, Mr. Byrnes served as the Chief Financial Officer of eFFECTOR Therapeutics from December 2020 to June 2024. Prior to that, Mr. Byrnes was Senior Vice President of Finance at Principia Biopharma, Inc. from January 2020 until its acquisition by Sanofi in September 2020. Prior to that, Mr. Byrnes served as the Chief Financial Officer of Alkahest, Inc. from May 2018 to January 2020 and Chief Financial Officer of Ocera Therapeutics, Inc., from December 2014 until its acquisition by Mallinckrodt Pharmaceuticals in December 2017. Mr. Byrnes served as Corporate Controller of Maxygen, Inc. from March 2010 to December 2014 and prior to that, held finance positions of increasing responsibility from 2000 to 2010 with NeurogesX, Inc., Lipid Sciences, Inc. and ADAC Laboratories, Inc., a Philips Medical Systems company. Mr. Byrnes received his B.S.C. in Finance from Santa Clara University and an M.B.A. from California State University, Hayward.

Mr. Byrnes was selected to serve on our board of directors based on his substantial leadership and management experience in the biopharmaceutical industry.

Kathleen LaPorte has served as a member of our board of directors since February 2024, and previously served a member of PBAX’s board of directors from October 2021 until the closing of the Business Combination in February 2024. Ms. LaPorte is an experienced executive, founder and board member, focused on life sciences. She co-founded New Leaf Ventures, served as a General Partner of The Sprout Group, and was Chief Business Officer and Chief Executive Officer of Nodality Inc. Ms. LaPorte has served on eighteen public company boards and sixteen public company audit committees and numerous private company boards. Ms. Laporte currently serves as an independent director for Bolt Biotherapeutics (Nasdaq: BOLT), Precipio Diagnostics (Nasdaq: PRPO), 89Bio (Nasdaq: ENTB), Elysium Therapeutics, and Q32 Bio Inc. (Nasdaq: QTTB). Ms. LaPorte serves as the chair of the audit committees of Bolt Biotherapeutics, Precipio Diagnostics and Q32 Bio and as the chair of the compensation committee of 89Bio. She previously served on the California Institute for Regenerative Medicine, a state agency board. Ms. LaPorte has a B.S. degree in Biology from Yale University and a M.B.A. from the Stanford University Graduate School of Business.

Ms. LaPorte was selected to serve on our board of directors based on her extensive leadership and management experience in the life sciences industry.

Lindsey Rolfe, M.D., has served as a member of our board of directors since February 2024. Dr. Rolfe has served as Chief Medical Officer at 3B Pharmaceuticals GmbH since January 2024 and previously served as Chief Medical Officer at Clovis Oncology Inc. from August 2015 to June 2023, and served as Senior Vice President of Clinical Development from 2010. At Clovis, Dr. Rolfe oversaw the development team that obtained approvals for Rubraca as an ovarian cancer treatment in the United States and Europe, and was responsible for all pre- and post-marketing medical activities. Dr. Rolfe has more than 20 years of drug development experience and previously served in senior oncology development roles at Celgene Corporation, Pharmion Corporation, Cambridge Antibody Technology, UCB Inc. and Celltech Group plc. In addition, Dr. Rolfe served as an independent director at Atreca Inc. (Nasdaq: BCEL) from August 2019 until May 2024. Dr. Rolfe holds a BSc Anatomy and Bachelor of Medicine and Surgery from the University of Edinburgh, undertook post-graduate medical training in London, UK and obtained her post-graduate internal medicine qualification as a Member of the Royal College of Physicians. She has specialist accreditation in Pharmaceutical Medicine from the UK General Medical Council and is a Fellow of the Faculty of Pharmaceutical Medicine in the UK.

Dr. Rolfe was selected to serve on our board of directors based on her experience in leading drug discovery and development of therapeutics.

Shami Patel has served as a member of our board of directors since October 2024. Mr. Patel is a Managing Director at Launchpad Capital and has over 25 years of global experience in financial services and capital markets as an executive, board member and investor. Mr. Patel is also an advisor to Launch One Acquisition Corp. (Nasdaq: LPAA), a blank check company which raised $230.0 million in its initial public offering in July 2024 and is currently searching for a business combination target in the healthcare or healthcare related industries and, in particular, life sciences. Mr. Patel is also an advisor to Launch Two Acquisition Corp. (Nasdaq: LPBB), a blank check company which raised $230.0 million in its initial public offering in October 2024 and is currently searching for a business combination target in the financial services industry. He was formerly a Managing Director at Cohen Circle from January 2015 to August 2024. His SPAC experience includes being the Chief Operating Officer of FTAC Olympus Acquisition Corp. from July 2020 to August 2020, which merged with Payoneer Inc. (NASDAQ: PAYO) in June 2021, as an advisor to Phoenix Biotech Acquisition Corp., which merged with CERo Therapeutics Holdings, Inc. (NASDAQ: CERO) in February 2024, as an advisor to Newcourt Acquisition Corp. which merged with Psyence Biomedical Ltd. (NASDAQ: PBM) in January 2024, and as an advisor to LWAC, which merged with eFFECTOR Therapeutics, Inc. (NASDAQ: EFTR) in August 2021. Mr. Patel was also active in origination, due diligence and execution of SPACs as a member of the Board of FinTech Acquisition Corp. which merged with CardConnect LLC (NASDAQ: CCN) in August 2016 and FinTech Acquisition Corp. II which merged with Intermex Holdings II, Inc. in July 2018, and the merged company was renamed International Money Express, Inc. (NASDAQ: IMXI); Mr. Patel served as a board observer of IMXI following its business combination, until March 2020. He also served as an advisor to FinTech Acquisition Corp. III which merged with Paya Holdings Inc. (NASDAQ: PAYA) in October 2020 and FinTech Acquisition Corp. IV which merged with Perella Weinberg Partners (NASDAQ: PWP) in June 2021. Aside from his experience with special purpose acquisition companies, from 2010 to 2015 Mr. Patel served as the Vice Chairman of the board of directors and Chair of the compliance committee of Golden Pacific Bancorp, Inc., which was acquired by SoFi Technologies (NASDAQ: SOFI). From 2012 to 2014, he served at Clean Pacific Ventures Management, LLC, a venture capital firm specializing in early stage investments, as a venture partner. Mr. Patel was a partner at, and served on the executive committee of, Hexagon Securities, LLC, a credit focused investment bank and securities firm from 2010 to 2012. From 2001 to August 2009, he served as Managing Director and Senior Partner at Cohen & Company, where he helped launch Alesco Financial, Inc. (NYSE: AFN), where he served as Chief Operating Officer and Chief Investment Officer from 2006 to 2009. From 1999 to 2000, he served as Chief Financial Officer for TRM Corporation (NASDAQ: TRMM), a consumer and financial services company. In 2000, Mr. Patel co-founded iATMglobal.net, a middleware software business where he served as Chief Executive Officer and which was sold to NCR Corporation in 2001. He served as Vice President of the West Coast Region for Sirrom Capital Corporation, a mezzanine finance fund, from 1998 to 1999. Prior to this he was in the business services group at Robertson Stephens, an investment banking firm, from 1997 to 1998 and served as a strategy consultant in the energy group at Andersen Consulting (now known as Accenture plc) from 1991 to 1993. Mr. Patel served on the Board of Visitors of Duke University School of Law from 2011 to 2023 where he was a Senior Lecturing Fellow. Mr. Patel received a Juris Doctor with honors and Master of Business Administration from Duke University and Bachelor of Arts in Philosophy and Economics from Trinity University.

Mr. Patel was selected to serve on our board of directors based on his extensive investment, leadership and operational experience.

Executive Officers

The following table identifies our current executive officers who are not directors, and sets forth their current positions at the Company and their ages as of March 15, 2025:

Name	Age	Title	Officer Since
Chris Ehrlich	55	Chairman, Chief Executive Officer, Director	2024
Andrew “Al” Kucharchuk	44	Chief Financial Officer	2024
Kristen Pierce, Ph.D.	55	Chief Development Officer	2024

You should refer above for information about our Chairman, Chief Executive Officer and Director, Chris Ehrlich. Biographical information for our other executive officers as of March 15, 2025, is set forth below.

Andrew “Al” Kucharchuk has served as the Chief Financial Officer since October 2024. Mr. Kucharchuk has led initiatives in senior positions of corporate leadership and/or as a board member of publicly traded life science companies, including as Chief Financial Officer of Chain Bridge I (NASDAQ: CBRGU) since April 2024 and, previously, as the Chief Financial Officer of Nukkleus Inc. (NUKK) from June 2024 until March 2025, and the Chief Financial Officer of Theralink Technologies, Inc. (OTC: THER) from May 2023 to June 2024, and he served as a member of the board of directors of Theralink from September 2015 until June 2024. Prior to his role at Theralink, Mr. Kucharchuk was the Chief Financial Officer of Adhera Therapeutics, Inc. (OTC: ATRX) from September 2022 to August 2023. Prior to that role, Mr. Kucharchuk held various positions at OncBioMune Pharmaceuticals, Inc., including Chief Executive Officer, Chief Operating Officer and Chief Financial Officer from November 2006 to July 2020, and he served as a member of the board of directors of OncBioMune from June 2020 until September 2023. Mr. Kucharchuk holds a B.A. in Business and an MBA in Finance from Tulane University.

Kristen Pierce has served as the Chief Development Officer since October 2024. Dr. Pierce has over 20 years of oncology experience, leading nonclinical and early clinical stage projects. Prior to joining CERo, Dr. Pierce was Vice President, Translational Medicine at Pionyr Immunotherapeutics from September 2021 to June 2023. Prior to that, she served as Executive Director, Asset Team Leader at Pfizer Inc. (NYSE: PFE) where she led the late nonclinical and early clinical development of several antibody and small molecules in oncology. Dr. Pierce received her Ph.D. from the University of Arizona in Pharmacology and Toxicology and spent four years as a postdoc at Duke University in the laboratory of the Nobel Prize winning scientist, Dr. Robert J. Lefkowitz. Dr. Pierce received her B.A. from Bates College.

The principal occupation and employment during the past five years of each of our executive officers was carried on, in each case except as specifically identified above, with a corporation or organization that is not a parent, subsidiary or other affiliate of us. There is no arrangement or understanding between any of our executive officers and any other person or persons pursuant to which he or she was or is to be selected as an executive officer. There are no material legal proceedings to which any of our executive officers is a party adverse to us or in which any such person has a material interest adverse to us.

Family Relationships and Legal Proceedings

There are no family relationships between our board of directors and any of our executive officers. The principal occupation and employment during the past five years of each of our directors was carried on, in each case except as specifically identified above, with a corporation or organization that is not a parent, subsidiary or other affiliate of us. There is no arrangement or understanding between any of our directors and any other person or persons pursuant to which he or she is to be selected as a director.

There are no material legal proceedings to which any of our directors, executive officers or affiliates is a party adverse to us or any of our subsidiaries or in which any such person has a material interest adverse to us or our subsidiaries.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on our review of Forms 3, 4 and 5, and any amendments thereto, filed by such reporting persons and/or written representations that no Form 5 was required, we believe that during the fiscal year ended December 31, 2024, all filing requirements applicable to our executive officers, directors and persons who beneficially own more than 10% percent of a registered class of our equity securities under the Exchange Act were met in a timely manner except for (i) a Form 4 filed on November 20, 2024 for Stuart M. Sloan; (ii) a Form 3 filed on November 20, 2024 for Stuart M. Sloan, and (iii) three Form 4s filed on October 2, 2024 for each of Kathleen Laporte, Christopher Ehrlich and Brian G. Atwood, in each case due to administrative error.

Corporate Governance

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

Any stockholder who wishes to recommend a candidate for consideration by the committee as a nominee for director should follow the procedures described in our proxy statement to be filed with the SEC in connection with our 2026 annual meeting of stockholders within 120 days after the end of the fiscal year ended December 31, 2025. The nominating and corporate governance committee will also consider whether to nominate any person proposed by a stockholder in accordance with the provisions of our Bylaws relating to stockholder nominations.

Director Independence

Nasdaq listing rules require that a majority of the board of directors of a company listed on Nasdaq be composed of “independent directors,” which is defined generally as a person other than an officer or employee of a company or its subsidiaries or any other individual having a relationship, which, in the opinion of such company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Based on business and personal information provided by each director concerning her or his background, employment, and affiliations, including family relationships, our board of directors has determined that each of Mr. Byrnes, Ms. LaPorte, Dr. Rolfe and Mr. Patel is an independent director under the Nasdaq listing rules and Rule 10A-3 of the Exchange Act. In connection with Mr. Atwood’s appointment as our Chief Executive Officer in February 2024, Mr. Atwood ceased to be independent, and in connection with Mr. Ehrlich’s appointment as our Interim Chairman and Chief Executive Officer on September 30, 2024, Mr. Ehrlich ceased to be independent. Mr. Erhlich was determined by the board of directors to be independent from the closing of the Business Combination until his appointment as our Interim Chairman and Chief Executive Officer and currently as our Chairman and Chief Executive Officer.

In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with us and all other facts and circumstances our board of directors deemed relevant in determining independence, including the beneficial ownership of our Common Stock by each non-employee director and relationships with the Company.

Staggered Board

In accordance with the terms of our Certificate of Incorporation, our board of directors is divided into three classes with staggered, three-year terms. At each annual meeting of stockholders, the directors whose terms then expire will be eligible for reelection until the third annual meeting following reelection. Our directors are divided among the three classes as follows:

●	the Class I directors are Mr. Byrnes and Dr. Rolfe, and their terms will expire at our 2025 annual meeting of stockholders;

●	the Class II directors are Mr. Atwood and Ms. LaPorte, and their terms will expire at our 2026 annual meeting of stockholders; and

●	the Class III directors are Mr. Ehrlich and Mr. Patel, and their terms will expire at our 2027 annual meeting of stockholders.

Our Bylaws provide that the number of members of our board of directors shall be fixed in accordance with our Certificate of Incorporation. Our Certificate of Incorporation provides that the authorized number of directors may be changed only by resolution of the board of directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. Our board of directors is currently fixed at six members. The division of our board of directors into three classes with staggered three-year terms may delay or prevent a change of our board of directors or a change in control of our company. Our directors may be removed only for cause by the affirmative vote of the holders of at least two-thirds of our outstanding voting stock then entitled to vote in an election of directors.

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

Our board of directors believe that this leadership structure, combined with our corporate governance policies and processes, creates an appropriate balance between strong and consistent leadership and independent oversight of our business. The chairman chairs the meetings of our board of directors and stockholders, with input from the independent directors, and as such, our board of directors believes that a person with comprehensive knowledge of our company is in the best position to serve such role. In making this determination, the board of directors considered, among other matters, Mr. Ehrlich’s management of our business on a day-to-day basis coupled with his direct involvement in our business operations, and believed that Mr. Ehrlich is highly qualified to act as both chairman and Chief Executive Officer due to his experience, knowledge and history with both Legacy CERo and PBAX.

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

Committees of our Board of Directors

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

Audit Committee

The members of our Audit Committee are Mr. Byrnes, Dr. Rolfe and Mr. Patel. Mr. Byrnes serves as the chairperson of the Audit Committee. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Our board of directors has determined that Mr. Byrnes is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable Nasdaq listing standards. Our board of directors has determined each of Mr. Byrnes, Dr. Rolfe and Mr. Patel is independent under the applicable rules of the SEC and Nasdaq and has the requisite financial expertise required under the applicable requirements of Nasdaq. In arriving at this determination, our board of directors has examined each Audit Committee member’s scope of experience and the nature of their experience reading and understanding financial statements.

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

Compensation Committee

The members of our Compensation Committee are Ms. LaPorte, Dr. Rolfe and Mr. Patel. Ms. LaPorte serves as the chairperson of the Compensation Committee. Our board of directors has determined that each of Ms. LaPorte, Dr. Rolfe and Mr. Patel is independent under the applicable Nasdaq listing standards and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.

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

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Dr. Rolfe, Ms. LaPorte and Mr. Byrnes. Dr. Rolfe serves as the chairperson of the committee. Our board of directors has determined that each of Dr. Rolfe, Ms. LaPorte and Mr. Byrnes is independent under the applicable Nasdaq listing standards.

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

Board and Committee Meetings Attendance

During the fiscal year ended December 31, 2024, our board of directors met 16 times, our Audit Committee met four times, and our Compensation Committee met six times. Our Nominating and Corporate Governance Committee did not hold a meeting in 2024. Each board member attended 75% or more of the aggregate number of meetings of the board of directors and meetings of the committees on which he or she served during the fiscal year ended December 31, 2024, for which he or she was a director or committee member.

Director Attendance at Annual Meeting of Stockholders

We encourage our directors to attend our annual meetings of stockholders. We did not hold an annual meeting of stockholders during the fiscal year ended December 31, 2024.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2024, Mr. Ehrlich served as a member of our Compensation Committee from the closing of the Business Combination until his appointment as our interim Chairman and Chief Executive Officer. Other than Mr. Ehrlich, during the fiscal year ended December 31, 2024, none of the members of our Compensation Committee has ever been one of our officers or employees. None of our executive officers currently serves, or has served, as a member of our board of directors or Compensation Committee of any entity that has one or more executive officers serving as a member of our board of directors or Compensation Committee.

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

Limitation of Liability and Indemnification

The Certificate of Incorporation and the Bylaws limits the Company’s directors’ liability, and indemnify its directors and officers to the fullest extent permitted under DGCL. The DGCL provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability for any:

●	transaction from which the director derives an improper personal benefit;

●	act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

●	unlawful payment of dividends or redemption of shares; or

●	breach of a director’s duty of loyalty to the corporation or its stockholders.

These limitations of liability do not apply to liabilities arising under federal securities laws and do not affect the availability of equitable remedies such as injunctive relief or recession.

The DGCL and the Bylaws provide that it will, in certain situations, indemnify its directors and officers and may indemnify other employees and other agents, to the fullest extent permitted by law. Any indemnified person is also entitled, subject to certain limitations, to advancement, direct payment or reimbursement of reasonable expenses (including attorneys’ fees and disbursements) in advance of the final disposition of the proceeding.

In addition, the Company has entered and intends to continue to enter, into separate indemnification agreements with some of its directors and officers. These indemnification agreements, among other things, require the Company to indemnify its directors and officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or officer in any action or proceeding arising out of their services as a director or officer, or any other company or enterprise to which the person provides services at the Company’s request.

The Company maintains a directors’ and officers’ insurance policy pursuant to which its directors and officers are insured against liability for actions taken in their capacities as directors and officers. The Company believes that these provisions in its Certificate of Incorporation and the Bylaws and these indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or control persons, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Insider Trading Arrangements and Policies

During the three months ended December 31, 2024, none of our directors or officers adopted, amended, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Our board of directors has adopted an insider trading policy which governs the purchase, sales, and/or other dispositions of our securities by directors, officers, and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards. Our insider trading policy is attached as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as Exhibit 19.1 and incorporated herein. In addition, we have adopted a Rule 10b5-1 trading plan policy, which permits our officers, directors, and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place and can only put such plans into place while the individual is not in possession of material non-public information. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving us.

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

For a communication directed to an individual director in his capacity as a member of the board of directors, stockholders and other interested parties may send such communication to the attention of the individual director at the following address: CERo Therapeutics Holdings, Inc., c/o Corporate Secretary, 210 Haskins Way, Suite 230, South San Francisco, CA 94080.

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

Item 11. Executive Compensation

Overview

Except as otherwise specified in this Executive Compensation section, the information set forth herein relates to the executive compensation paid by Legacy CERo prior to the Business Combination, and agreements with us, effective as of the Business Combination. This section discusses the material components of the executive compensation program for our named executive officers.

As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Exchange Act. The compensation provided to our named executive officers for the fiscal years ended December 31, 2024 and 2023 is detailed in the 2024 Summary Compensation Table and accompanying footnotes and narrative that follow. Our named executive officers for the fiscal year ending December 31, 2024, are:

●	Chris Ehrlich, our Chief Executive Officer;

●	Andrew “Al” Kucharchuk, our Chief Financial Officer

●	Kristen Pierce, Ph.D., our Chief Development Officer

2024 Summary Compensation Table

During the year ended December 31, 2024, the Company had three individuals serve as principal executive officer, Dr. Daniel Corey was Chief Executive Officer of Legacy CERo from January 1, 2024 until the closing of the Business Combination on February 14, 2024, Brian G. Atwood was Chief Executive Officer from the closing of the Business Combination on February 14, 2024 until September 30, 2024 and Chris Ehrlich became Chief Executive Officer on October 1, 2024 and continues to serve in such capacity. Dr. Corey continued to serve as Chief Technology Officer after closing of the Business Combination until his resignation on September 23, 2024. As of the December 31, 2024, the Company’s other executive officers were the Company’s Chief Financial Officer, Andrew “Al” Kucharchuk, and the Company’s Chief Development Officer, Kristen Pierce. Charles Carter, who served as the Company’s Chief Financial Officer from February 14, 2024 through September 30, 2024, is also included below as he was one of our most highly compensated executive officers, but was no longer serving as an executive officer as of December 31, 2024.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Chris Ehrlich(3)	2024	90,000	908,748	—	998,748
Chief Executive Officer

Brian G. Atwood(4)	2024	225,000	1,581,508	—	1,806,508
Former Chief Executive Officer

Dr. Daniel Corey(5)	2024	263,750	809,463	—	1,073,213
Former Chief Technology Officer and Former Chief Executive Officer	2023	360,000	—	16,035	376,035

Charles Carter(6)	2024	218,750	471,512	—	690,262
Former Chief Financial Officer

Andrew “Al” Kucharchuk(7)	2024	63,000	39,406	—	102,406
Chief Financial Officer

Kristen Pierce, Ph.D.(8)	2024	90,000	29,777	—	119,777
Chief Development Officer

(1)	As required by SEC rules, the amounts in this column reflect the grant date or modification date fair value as required by FASB ASC Topic 718. A discussion of the assumptions and methodologies used to calculate these amounts is contained in the notes to our financial statements under “Shareholders’ Equity”. The Company issued options in April 2024 and October 2024. On October 1, 2024 some options issued in April 2024 were canceled.
(2)	The amounts reported in this column represent (i) $13,200 in Company contributions made under our 401(k) plan and (ii) $2,835 in Company-paid life insurance premiums during the fiscal year ended December 31, 2024.
(3)	In April 2024, Mr. Ehrlich received stock options to purchase 5,272 shares of common stock at $177.00 per share. Additionally, on October 1, 2024, Mr. Ehrlich received options to purchase 25,500 shares of common stock at $10.00 per share. On October 1, 2024, the options granted in April 2024 were canceled pursuant to an agreement between Mr. Ehrlich and the Company.
(4)	In April 2024, Mr. Atwood received stock options to purchase 13,180 shares of common stock at $177.00 per share and 139 shares of common stock at $528.00 per share. Additionally, on October 1, 2024, Mr. Atwood received options to purchase 5,080 shares of common stock at $10.00 per share. On October 1, 2024, the options granted in April 2024 were canceled pursuant to an agreement between Mr. Atwood and the Company.
(5)	In April 2024, Dr. Corey received stock options to purchase 8,567 shares of common stock at $177.00 per share. Upon his resignation, all unvested options were canceled.
(6)	In April 2024, Mr. Carter received stock options to purchase 3,954 shares of common stock at $177.00 per share. Upon his resignation, all unvested options were canceled upon his resignation.
(7)	On October 1, 2024, Mr. Kucharchuk received stock options to purchase 5,000 shares of common stock at $10.00 per share.
(8)	In April 2024, Dr. Pierce received stock options to purchase 659 shares of common stock at $36.00 per share. Additionally, on October 1, 2024, Dr. Pierce received stock options to purchase 2,000 shares of common stock at $10.00 per share.

Narrative Disclosure to the 2024 Summary Compensation Table

Compensation of our named executive officer for the fiscal year ended December 31, 2024 was determined and recommended by the compensation committee, and approved by the board of directors. The compensation committee engaged a compensation consulting firm to provide and structure benchmarking data for similar positions in similar companies.

2024 Base Salaries

The named executive officers’ base salaries are a fixed component of annual compensation for performing specific duties and functions. Such base salaries are adjusted from time to time to realign with market levels after taking into account individual responsibilities, performance and experience.

Annual Bonuses

We use annual cash incentive bonuses for the named executive officers to motivate their achievement of short-term performance goals and tie a portion of their cash compensation to performance. It is expected that, near the beginning of each year, the Compensation Committee will select the performance targets, target amounts, target award opportunities and other terms and conditions of annual cash bonuses for the named executive officers, subject to the terms of their employment agreements. Following the end of each year, the Compensation Committee will determine the extent to which the performance targets were achieved and the amount of the award that is payable to each of the named executive officers. A bonus plan was established for executive officers in 2024.

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

Employment Agreements with our Named Executive Officers

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

Employment Agreement with Mr. Atwood

On March 26, 2024, we entered into an employment agreement with Mr. Atwood, our former Chairman and Chief Executive Officer the (“Atwood Employment Agreement”). Pursuant to the Atwood Employment Agreement, Mr. Atwood is entitled to an initial annual base salary of $360,000, an initial target annual incentive bonus of 50% of Mr. Atwood’s base salary, an initial equity grant, and general eligibility to participate in our employee benefit plans.

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

Mr. Atwood resigned from his position as Chief Executive Officer, effective on September 30, 2024. In connection with such resignation, on September 30, 2024, Mr. Atwood and the Company entered into a consulting agreement (the “Atwood Consulting Agreement”), effective October 1, 2024, pursuant to which Mr. Atwood will provide consulting services for a period of 12 months following his resignation. Mr. Atwood will receive a consulting fee of $25,000 per quarter. In connection with his entry into the Atwood Consulting Agreement, Mr. Atwood forfeited all 13,318 of his outstanding options, and received an award of 5,080 options to purchase shares of Common Stock, which will vest (i) 50% upon the FDA’s acceptance of the Company’s IND and (ii) 50% upon the completion of a financing transaction generating at least $1.5 million of gross proceeds, in each case subject to Mr. Atwood’s continued service with the Company.

Employment Agreement with Mr. Carter

On March 26, 2024, we entered into an employment agreement with Mr. Carter, our former Chief Financial Officer and Corporate Secretary (the “Carter Employment Agreement”). Pursuant to the Carter Employment Agreement, Mr. Carter is entitled to an initial base salary of $350,000 and an initial target annual incentive bonus of 35% of Mr. Carter’s base salary, an initial equity grant, and general eligibility to participate in our employee benefit plans.

The Carter Employment Agreement provides that in the event Mr. Carter’s employment is terminated by us without “cause” (other than as a result of Mr. Carter’s death or disability) or by Mr. Carter with “good reason” (each as defined in the Carter Employment Agreement), in either case within thirty days before or within twelve months following a “change in control” (as defined in the Carter Employment Agreement) (the “Carter Change in Control Period”), then, Mr. Carter will be entitled to: (1) continued payment of his then-current base salary for a period of twelve months following his termination, (2) if Mr. Carter timely elects COBRA health continuation, payment of COBRA premiums for continued health benefits for up to twelve months following his termination for him and his eligible dependents who were covered under our health insurance plans on the date of such termination, (3) his annual target bonus for the year of termination, and (4) full acceleration of the vesting of all his outstanding equity awards.

The Carter Employment Agreement provides that in the event Mr. Carter’s employment is terminated by us without “cause” (other than as a result of Mr. Carter’s death or disability) or by Mr. Carter for “good reason,” in either case, outside of the Carter Change in Control Period, then, Mr. Carter will be entitled to (1) continued payment of his then-current base salary for a period of nine months, and (2) if Mr. Carter timely elects COBRA health continuation, payment of COBRA premiums for continued health benefits for up to nine months following his termination for him and his eligible dependents who were covered under our health insurance plans on the date of such termination.

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

Mr. Carter resigned from his position as Chief Financial Officer, effective on September 30, 2024. In connection with such resignation, Mr. Carter forfeited all 4,954 of his outstanding options.

Offer Letter with Dr. Corey

On March 28, 2024, we entered into an employment agreement with Dr. Corey, our former Chief Technology Officer and Founder (the “Corey Offer Letter”). Pursuant to the Corey Offer Letter, Dr. Corey is entitled to an initial annual base salary of 350,000, an initial target annual incentive bonus of 50% of Dr. Corey’s base salary, an initial equity grant, and general eligibility to participate in our employee benefit plans.

The Corey Offer Letter provides that in the event Dr. Corey’s employment is terminated by us without “cause” or by Dr. Corey for “good reason” (each as defined in the Corey Offer Letter) within 90 days before or within twelve months following a “change in control” (as defined in the Corey Offer Letter) (the “Corey Change in Control Period”), then Mr. Corey will be entitled to full acceleration of the vesting of any options to purchase shares of our common stock that are subject to time-based vesting.

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

Dr. Corey resigned from his position as Chief Technology Officer, effective September 23, 2024. In connection with such resignation, Dr. Corey forfeited 4,613 of his outstanding options.

Consulting Agreement with Mr. Ehrlich

On September 30, 2024, we entered into a consulting agreement with Chris Ehrlich (the “Ehrlich Consulting Agreement”), effective October 1, 2024. The Ehrlich Consulting Agreement has an initial term of twelve months, commencing October 1, 2024, as may be extended by mutual written agreement. Mr. Ehrlich will receive a consulting fee of $30,000 per month. In connection with his entry into the Ehrlich Consulting Agreement, Mr. Ehrlich forfeited all 5,722 of his outstanding options, and received an award of 25,550 options to purchase shares of Common Stock, which will vest (i) 50% upon the FDA’s acceptance of the Company’s IND and (ii) 50% upon the completion of a financing transaction generating at least $1.5 million of gross proceeds, in each case subject to Mr. Ehrlich’s continued service. In February 2025, the board of directors increased Mr. Ehrlich’s monthly salary to $40,000 per month and, on March 4, 2025, granted to him options to purchase up to 238,971 shares of Common Stock, with 50% subject to vesting on the nine-month anniversary of the date of grant and the remaining 50% subject to performance-based vesting conditions.

Consulting Agreement with Mr. Kucharchuk

On September 30, 2024, we entered into a consulting agreement with Andrew “Al” Kucharchuk (the “Kucharchuk Consulting Agreement”). The Kucharchuk Consulting Agreement has an initial term of one year, commencing October 1, 2024, as may be extended by mutual written agreement. Mr. Kucharchuk received a retainer of $15,000 upon his entry into the Kucharchuk Consulting Agreement, and will receive a monthly fee of $16,000 for his services during the term of the Kucharchuk Consulting Agreement. In addition, Mr. Kucharchuk received an award of 5,000 options to purchase shares of Common Stock, which will vest in equal monthly installments over twelve months, subject to Mr. Kucharchuk’s continued service. Either party may terminate the Kucharchuk Consulting Agreement at any time with at least 30 days’ prior written notice. In February 2025, the board of directors increase Mr. Kucharchuk’s monthly fee to $25,000 per month.

Consulting Agreement with Dr. Pierce

On September 30, 2024, we entered into a consulting agreement with Kristen Pierce, Ph.D. (the “Pierce Consulting Agreement”), effective as of October 1, 2024. The Pierce Consulting Agreement has an initial term of twelve months, commencing October 1, 2024, as may be extended by mutual written agreement. Dr. Pierce will receive a monthly fee of $30,000 for her services during the term of the Pierce Consulting Agreement. In addition, Dr. Pierce received an award of 2,000 options to purchase shares of Common Stock, which will vest in equal monthly installments over twenty-four months, subject to Dr. Pierce’s continued service; provided, that the vesting of 50% such options shall be accelerated upon the FDA’s acceptance of our IND. Either party may terminate the Pierce Consulting Agreement at any time with at least 30 days’ prior written notice.

Outstanding Equity Awards as of December 31, 2024

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2024:

			Option Awards
Name	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Chris Ehrlich, Chief Executive Officer	10/01/2024	12/02/2024	25,550	—	$10.00	09/30/2034

Brian G. Atwood, Former Chief Executive Officer	10/01/2024	12/02/2024	5,080	—	$10.00	09/30/2034

Andrew “Al” Kucharchuk, Chief Financial Officer	10/01/2024	10/01/2024	1,250	3,750	$10.00	09/30/2034

Kristen Pierce, Ph.D., Chief Development Officer	10/01/2024	10/01/2024	1,784	875	$10.00	09/30/2034

Employee Benefits and Equity Incentive Compensation Plan

Equity Incentive Compensation

We believe it is important to maintain a strong link between executive incentives and the creation of stockholder value. We believe performance and equity-based compensation for our executives to be an important component of maximizing stockholder value while, at the same time, attracting, motivating and retaining high-quality executives. Upon consummation of the Business Combination, we assumed options issued pursuant to the CERo Therapeutics, Inc. 2016 Equity Incentive Plan, as amended (the “2016 Plan”), and we currently maintain the CERo Therapeutics Holdings, Inc. 2024 Equity Incentive Plan (the “2024 Plan”) and the CERo Therapeutics Holdings, Inc. 2024 Employee Stock Purchase Plan (the “2024 ESPP”).

As of December 31, 2023, the 2016 Plan had options outstanding to purchase a total of 7,825 shares of common stock for a weighted average exercise price of $28.00 per share. On February 14, 2024, upon consummation of the Business Combination, these options were assumed by us and converted into options to purchase shares in CERo at a conversion rate of 0.064452 underlying shares per legacy share and a strike price calculated as the legacy strike price divided by 0.064452. This resulted in the issuance of options to purchase 504 shares of common stock at a weighted average price of $436.00.

As of October 1, 2024, the board of directors approved option awards to the executive officers for 2024, as set forth below:

Name and Position	Stock Options
Chris Ehrlich, Chief Executive Officer and Chairman(1)	25,500
Andrew “Al” Kucharchuk, Chief Financial Officer	5,000
Kristen Pierce, Ph.D., Chief Development Officer	2,659
Brian G. Atwood, Former Chief Executive Officer and Chairman(2)	5,080
Charles R. Carter, Former Chief Financial Officer(3)	—
Daniel Corey, M.D., Former Chief Technology Officer(4)	—

(1)	Excludes 5,272 options granted under the 2024 Plan which were forfeited on September 30, 2024.
(2)	Excludes 13,318 options granted under the 2024 Plan which were forfeited on September 30, 2024.
(3)	Excludes 4,954 options granted under the 2024 Plan which were forfeited on September 30, 2024.
(4)	Excludes 4,613 options granted under the 2024 Plan which were forfeited on September 23, 2024.

Equity Grant Timing

Our compensation committee has generally granted equity awards on an annual basis and when it has determined necessary or appropriate for retention and recruitment, including following the successful completion of major corporate transactions or regulatory milestones. In addition, eligible employees, including our NEOs, may voluntarily enroll in our 2024 Employee Stock Purchase Plan, or ESPP, and receive an option to purchase shares at a discount using payroll deductions accumulated during the prior six months. No shares were issued under the ESPP during 2024. During 2024, our compensation committee did not take into account any material nonpublic information when determining the timing and terms of equity incentive awards, and we did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. During 2024, we did not grant stock options to our named executive officers during any period beginning four business days before and ending one business day after the filing or furnishing of a Form 10-Q, 10-K or 8-K that discloses material nonpublic information.

Stock Option Awards

The Compensation Committee approved stock option awards to each of the then-serving executive officers in March 2024 following the completion of the Business Combination. In light of the decline in the Company’s stock price and financial condition, resulting in challenges with executive and employee retention, the extraordinary efforts required of the Company’s management team in connection with obtaining financing to remain viable and to cause the FDA to lift the clinical hold implemented in July 2024 and accept the submission of the IND in November 2024, the Compensation Committee approved the repricing of awards to executive officers and employees and the grants of new awards to new hires and executive officers who were internally promoted, in each case on October 1, 2024, with a substantial portion of the awards to executive officers containing performance-based vesting criteria, including with respect to the acceptance of the IND and obtaining additional financing. See “— Equity Incentive Compensation” below.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2024 regarding shares of Common Stock that may be issued under our equity compensation plans. Such information includes equity compensation plans of Legacy CERo as of December 31, 2024 that were assumed by us in the Business Combination:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants, Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	64,948	(1)	$10.00	(2)	414,073
Equity compensation plans not approved by stockholders	—		—		—
Total	64,948		$10.00		414,073

(1)	Includes 50 shares subject to outstanding stock options under the 2016 Plan that were outstanding on December 31, 2023 (presented on an as-converted basis). No new awards may be granted under the 2016 Plan.
(2)	Reflects the weighted-average exercise price of the $10.00 outstanding stock options under the 2024 Plan and 2016 Plan, presented on an as-converted basis.

On February 8, 2024, the stockholders approved the 2024 Plan and 2024 ESPP, with an initial reserve of 51,726 and 50,993 shares of common stock, respectively. The 2024 Plan and 2024 ESPP became effective on February 14, 2024 in connection with the closing of the Business Combination. At a special meeting of stockholders on April 30, 2024, the stockholders approved an increase in the number of shares available for issuance under the 2024 Plan and the number of shares that may be issued pursuant to incentive stock options, by an additional 20,000 shares each. At a special meeting of stockholders on November 11, 2024, the stockholders approved an increase in the number of shares available for issuance under the 2024 Plan and the number of shares that may be issued pursuant to incentive stock options, by an additional 208,454 shares each. As of January 8, 2025, no awards have been granted under the 2024 ESPP. No new awards may be granted under the 2016 Plan, but all outstanding awards under the 2016 Plan continue to be governed by their existing terms. The 2024 Plan has an evergreen provision that allows for an annual increase in the number of shares available for issuance under the 2024 Plan to be added on the first day of January, starting with January 1, 2025, in an amount equal to the lesser of (i) 5% of the fully diluted shares of our common stock on the immediately preceding December 31 or (ii) such number of shares as determined by our board in each case subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. On January 1, 2025, the number of shares reserved under the 2024 Plan was increased by 5% of the fully diluted shares of our common stock on the immediately preceding December 31, or 189,701 shares. The 2024 ESPP has an evergreen provision that allows for an annual increase in the number of shares available for issuance under the 2024 ESPP to be added on the first day of each January, starting with January 1, 2024, by the lesser of (i) 10,198 shares of our common stock, (ii) 1% of the fully diluted shares of common stock on the immediately preceding December 31, or (iii) such number of shares of common stock as determined by our board. The number of shares reserved under the 2024 ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. As of April 1, 2025, the board of directors have granted an aggregate of 471,199 option awards under the 2024 Plan, leaving no shares reserved for future issuance under the 2024 Plan.

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

Compensation Recovery Policy

Our board of directors adopted a Compensation Recovery Policy (the “Compensation Recovery Policy”), in compliance with the Nasdaq listing rules, which requires recovery from executive officers of incentive-based compensation that is earned, granted or vested based on the achievement of a financial reporting measure in the event of a required accounting restatement of previously issued financial statements. The recoverable compensation includes any compensation received after the effective date of the Compensation Recovery Policy and in the three-year fiscal period preceding the date we were required to prepare the accounting restatement that is in excess of the amount that would have been earned, paid or vested had it been calculated based on the restated financial statements. Recovery is required regardless of fault or a covered officer’s role in the financial reporting process. The Compensation Recovery Policy is filed as Exhibit 97.1 to our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Director Compensation

None of our directors received compensation in 2024 for services rendered to PBAX or Legacy CERo, with the exception of Dr. Corey, who was compensated for his service as our Chief Executive Officer. Dr. Corey was a named executive officer and his compensation is provided in the “2024 Summary Compensation Table” below.

On March 25, 2024, the board of directors approved the compensation for non-employee directors for 2024. Each non-employee director will receive $30,000 per annum, paid quarterly in advance. In addition, each non-employee director other than the vice chairman received an option award to purchase 1,125 shares of common stock. Such option awards vest quarterly over a three-year period and expire ten years after the grant date. The vice chairman will receive $150,000 per annum, paid quarterly in advance. In addition, the vice chairman received an option award to purchase 5,272 shares of common stock. Such option awards vest quarterly over a three-year period and expire ten years after the grant date. The awards to the vice chairman were forfeited in connection with his appointment as Interim Chairman and Chief Executive Officer on October 1, 2024.

On September 30, 2024, the board of directors approved the grant of 2,550 options to each of our non-employee directors, which will vest (i) 50% upon the FDA’s acceptance of our IND and (ii) 50% upon the completion of a financing transaction generating at least $1.5 million of gross proceeds, in each case subject to such director’s continued service. Each of such performance-based vesting conditions was satisfied after the date of grant and prior to the date of this Amendment No. 1.

Messrs. Atwood and Ehrlich and Dr. Corey each served as executive officers and directors during portions of 2024. Each of Mr. Atwood’s, Mr. Ehrlich’s and Dr. Corey’s compensation is summarized below in “Executive Compensation — Employment Agreements.”

Director Compensation Table

The following table sets forth information regarding the compensation awarded to, earned by or paid to our non-employee directors for service on our board of directors during the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash ($)		Option Awards (number of shares)		All Other Compensation ($)		Total ($)
Michael Byrnes	$26,250		3,675	(1)	—		$26,250
Kathleen LaPorte	$26,250		3,675	(1)	—		$26,250
Lindsey Rolfe, M.D.	$26,250		3,675	(1)	—		$26,250
Shami Patel	$7,500		2,550	(2)	105,000	(2)	$115,050
Robyn Rapaport	$18,750	(4)	1,125	(3)	—		$26,250	(4)

(1)	This includes (i) option to purchase 1,125 shares of Common Stock granted to the non-employee directors on March 25, 2024 at an exercise price of $177.00 per share, which was reduced to $10.00 effective October 1, 2024 and (ii) option to purchase 2,550 shares of Common Stock, which vested in two equal installments subject to the satisfaction of certain performance criteria; on December 2, 2024, the board of directors confirmed that the performance criteria had been met with regards to one installment, resulting in the vesting of 1,275 shares under (ii) and on February 24, 2025, the board of directors confirmed that the performance criteria has been met with regards to the other installment, resulting in the vesting of the remaining 1,275 shares under (ii).
(2)	This includes the option to purchase 2,550 shares of Common Stock, which vest in two equal installments subject to the satisfaction of certain performance criteria; on December 2, 2024, the board of directors confirmed that the performance criteria had been met with regards to one installment, resulting in the vesting of 1,275 shares and on February 24, 2025, the board of directors confirmed that the performance criteria has been met with regards to the other installment, resulting in the vesting of the remaining 1,275 shares under (ii). Mr. Patel received $75,000 in consulting fees pursuant to the agreement between Mr. Patel and the Company.
(3)	This includes the option to purchase 1,125 shares of Common Stock granted to the non-employee director on March 25, 2024 at an exercise price of $177.00 per share; such award was forfeited following the director’s resignation from the board of directors.
(4)	This includes the non-employee director compensation for the director for the period of service prior to the director’s resignation from the board of directors.

On March 4, 2025, granted to each non-executive director options to purchase up to 35,845 shares of Common Stock, with 50% subject to vesting on the twelve-month anniversary of the date of grant and the remaining 50% subject to performance-based vesting conditions.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of April 11, 2025, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock;

●	each of our named executive officers and directors that beneficially owns shares of our Common Stock; and

●	all our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security. Shares of our Common Stock subject to options, warrants or shares of Series A Preferred Stock, Series B Preferred Stock or Series C Preferred Stock that are currently exercisable or convertible or exercisable or convertible within 60 days or shares of Common Stock underlying time-based restricted stock units that vest within 60 days are considered outstanding and beneficially owned by the person holding the options, warrants, shares of preferred stock or restricted stock units, as applicable, for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Accordingly, the ownership percentage of such persons presented below assumes the exercise or conversion of derivative securities held thereby without assuming exercise or conversion of securities of the same type held by any other persons and, accordingly, is greater than the percentage that would be owned by such persons if all of the holders of securities of the same type exercised or converted such securities. Unless otherwise indicated, we believe that the persons and entities named in the table below have sole voting and investment power with respect to all of our voting securities beneficially owned by them. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

The percentage of beneficial ownership is based on 5,380,723 shares of Common Stock issued and outstanding as of April 11, 2025.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage Beneficially Owned
5% or Greater Beneficial Owners:
Funicular Funds, LP(2)	286,751	5.3%
Directors and Executive Officers:
Chris Ehrlich(3)	111,726	2.1%
Andrew “Al” Kucharchuk(4)	2,500	*
Kristen Pierce, Ph.D.(5)	1,500	*
Brian G. Atwood(6)	508,524	9.99%
Michael Byrnes(7)	5,976	*
Kathleen LaPorte(8)	15,695	*
Lindsey Rolfe, M.D.(9)	5,976	*
Shami Patel(10)	5,040	*
All current directors and executive officers as a group (eight individuals)	657,137	12.2%

*	Represents beneficial ownership of less than 1% of our outstanding Common Stock.
(1)	Unless otherwise noted, the business address of each of the following individuals is 210 Haskins Way, Suite 230, South San Francisco, CA 94080.
(2)	Consists of (i) 7,813 shares of Common Stock issuable on the conversion of shares of Series A Preferred Stock, (ii) 90,206 shares of Common Stock issuable on the conversion of shares of Series C Preferred Stock, (iii) 1,532 shares of Common Stock issuable on the exercise of Series A Warrants, and (v) 187,200 shares of Common Stock issuable on the exercise of Series C Warrants. The principal business address of Funicular Funds, LP is 601 California Street, Suite 1151, San Francisco, CA 94108-2816.

(3)	Consists of (i) 57,919 shares of Common Stock, (ii) 50 shares of Common Stock issuable upon the exercise of Warrants exercisable within 60 days of April 11, 2025, (iii) 53,721 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of April 11, 2025, and (iv) 36 shares of Common Stock held by his spouse, Sara Fried.
(4)	Consists of 2,500 shares of Common Stock, issuable pursuant to stock options exercisable within 60 days of April 11, 2025.
(5)	Consists of 1,500 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of April 11, 2025.
(6)	Consists of (i) 1,250 shares of Common Stock, (ii) 490,534 shares of Common Stock, held by the Atwood-Edminster Trust dtd 4-2-2000 (the “Trust”), of which Mr. Atwood and Lynne H. Edminster serve as trustees (iii) 5,080 shares of Common Stock, issuable pursuant to stock options exercisable within 60 days of April 11, 2025 and (iv) shares underlying 11,660 Pre-Funded Warrants held by Mr. Atwood, which is the maximum number of such Pre-Funded Warrants held thereby that may be exercised without exceeding the beneficial ownership limitations set forth therein. Excludes warrants and/or pre-funded warrants held by Mr. Atwood and GVN, LLC (of which Mr. Atwood and Lynne H. Edminster serve as managers, and the sole member is the Trust) that are in excess of the applicable beneficial ownership limitations.
(7)	Consists of 5,976 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of April 11, 2025.
(8)	Consists of (i) 59 shares of Common Stock held by Kathleen LaPorte, (ii) 9,660 shares of Common Stock, held by the Kathleen LaPorte Revocable Trust, of which Ms. LaPorte serves as a trustee, and (iii) 5,976 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of April 11, 2025.
(9)	Consists of 5,976 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of April 11, 2025.
(10)	Consists of 5,040 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of April 11, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the compensation agreements and other arrangements described under the sections entitled “Executive Compensation” and “Director Compensation” above and the transactions described below, since January 1, 2023, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which:

●	the amount involved exceeded, or will exceed, $120,000 (or, if less, 1% of the average of our total asset amounts at December 31, 2023 and 2024); and

●	any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

CERo Relationships and Related Party Transactions

Collaboration and Option Agreement

On March 3, 2020, Legacy CERo entered into a collaboration and option agreement (“Collaboration Agreement”) with a collaborative partner that was an investor of Legacy CERo, pursuant to which each party was granted a royalty-free, nonexclusive, worldwide license to share the other party’s technologies to create bi-functional T-cells. Legacy CERo was responsible for all employee and other internal costs incurred in the performance of all of Legacy CERo’s R&D activities, with approved cost overruns funded by the collaborative partner. At the end of the research project, the collaborative partner would be granted the option to enter into an exclusive license for the further development of the combined drug. Under the Collaboration Agreement, the collaborative partner paid us $0 for the year ended December 31, 2023. The Collaboration Agreement terminated on March 3, 2023.

PIPE Financings

In February 2024, we issued and sold an aggregate of 10,039 shares of Series A Preferred Stock, 6,127 Series A Warrants and 2,500 Preferred Warrants, at a price of $1,000 per share of Series A Preferred Stock, for aggregate cash proceeds of approximately $8.0 million, plus additional cash proceeds of up to $2.0 million if the Preferred Warrants are exercised.

The following table summarizes the shares of our Series A Preferred Stock issued to our related parties:

Purchasers(1)	Shares of Series A Preferred Stock	Total Purchase Price
Daniel Corey(2)	150	$150,000
Atwood-Edminster Trust dtd 4-2-2000(3)	1,002	$1,002,000
Chris Ehrlich(4)	275	$275,000
Phoenix Biotech Sponsor, LLC(5)	1,380	$1,380,000

(1)	Additional details regarding these stockholders and their equity holdings are included herein under the section “Security Ownership of Certain Beneficial Owners and Management.”
(2)	Daniel Corey served as the Chief Technology Officer and a member of the board of directors from February 2024 to September 2024, and previously served as Chief Executive Officer, Chief Scientific Officer, and a member of the board of directors of Legacy CERo until the closing of the Business Combination in February 2024.
(3)	Brian G. Atwood served as Chairman and Chief Executive Officer from February 2024 to September 2024, and previously served as Chairman of PBAX until the closing of the Business Combination in February 2024 Mr. Atwood is a member of the board of directors and serves as a trustee of Atwood-Edminster Trust dtd 4-2-2000.
(4)	Chris Ehrlich has served as the Chairman and Chief Executive Officer since December 2024, and previously served as (i) interim Chairman and Chief Executive Officer from October 2024 to November 2024, (ii) Vice Chairman of the board of directors from February 2024 to September 2024, and (iii) the Chief Executive Officer of PBAX until the closing of the Business Combination in February 2024.
(5)	Phoenix Biotech Sponsor, LLC beneficially owned more than 5% of our outstanding capital stock at the time of the transaction.

Registered Direct Offering in February 2025

On February 7, 2025, we issued and sold 300,000 shares of our Common Stock and 2,251,020 Pre-Funded Warrants to purchase 2,251,020 shares of our Common Stock together with 2,551,020 February 2025 Common Warrants to purchase 2,551,020 shares of Common Stock. Each share of Common Stock or Pre-Funded Warrant is being sold together with a February 2025 Common Warrant to purchase one share of Common Stock. The shares of Common Stock or Pre-Funded Warrants and accompanying February 2025 Common Warrants were issued separately and were immediately separable upon. Brian Atwood, one of our directors, purchased an aggregate of 510,200 Pre-Funded Warrants and accompanying February 2025 Common Warrants to purchase 510,200 shares of Common Stock for a total purchase price of approximately $1 million at this offering.

Policies and Procedures for Related Party Transactions

We have adopted a code of conduct and ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by the board of directors (or the appropriate committee of the board of directors) or as disclosed in public filings with the SEC. Under the adopted code of conduct and ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving us. A current copy of the code is posted on the corporate governance section of our website, which is located at https://www.cero.bio/governance.

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

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees

Our independent public accounting firm is Wolf & Company, P.C. (“Wolf”), Boston, MA, Auditor ID: 392.

We incurred the following fees from Wolf for the audit of the consolidated financial statements and for other services provided during the years ended December 31, 2024 and 2023.

Fee Category	2024	2023
Audit fees(1)	$356,000	$215,000
Audit related fees	155,500	233,500
Tax fees(2)	—	—
All other fees(3)	—	—
Total fees	$511,500	$448,500

(1)	“Audit fees” consist of fees for the audit of our annual financial statements, review of the interim financial statements included in our quarterly reports on Form 10-Q, registration statements on Form S-4, registration statements on Form S-3, registration statements on Form S-1, registration statements on Form S-8 and other professional services provided in connection with financings and other regulatory filings.
(2)	“Tax fees” consist of fees for professional services, including tax compliance, tax advice and tax planning.
(3)	“All other fees” consist of fees paid to access Wolf publications and on-line subscriptions/content.

PBAX incurred the following fees from Citrin for the audit of the consolidated financial statements and for other services provided during the year ended December 31, 2023:

Fee Category	2023
Audit fees(1)	155,400
Tax Fees(2)	9,660
All other Fees	—
Total	158,175

(1)	Audit fees consist of fees for professional services rendered for the audit of our year-end consolidated financial statements and services that are normally provided by our independent registered public accounting firm in connection with regulatory filings, and other fees in connection with the Business Combination.
(2)	Tax fees consist of fees for tax consultation services for the Business Combination and professional services relating to tax compliance, tax planning, and tax advice.

Audit Committee Pre-approval Policy and Procedures

The Audit Committee established a policy that all audit and permissible non-audit services provided by the independent registered public accounting firm will be pre-approved by the Audit Committee, and all such services were pre-approved in accordance with this policy during the fiscal year ended December 31, 2025. These services included audit services, audit-related services, tax services and other services. The Audit Committee considered whether the provision of each non-audit service were compatible with maintaining the independence of the auditors. Pre-approval was detailed as to the particular service or category of services and was generally subject to a specific budget. the Company’s independent registered public accounting firm and management were required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1) The financial statements filed as part of this report are included in Part IV, Item 15 of the Original Form 10-K.

(2) Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements included in Part IV, Item 15 of the Original Form 10-K or the notes thereto.

(3) Exhibits:

The following exhibits are filed as part of, or incorporated by reference into, this Amendment No. 1.

Exhibit No.	Description

2.1	Business Combination Agreement, dated as of June 4, 2023, by and among Phoenix Biotech Acquisition Corp., PBCE Merger Sub, Inc. and CERo Therapeutics, Inc., as amended (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Phoenix Biotech Acquisition Corp. with the Securities and Exchange Commission on June 5, 2023).

2.2	Amendment No. 1 to the Business Combination Agreement, dated as of February 5, 2024, by and among Phoenix Biotech Acquisition Corp., PBCE Merger Sub, Inc. and CERo Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Phoenix Biotech Acquisition Corp. with the Securities and Exchange Commission on February 6, 2024).

2.3	Amendment No. 2 to the Business Combination Agreement, dated as of February 13, 2024, by and among Phoenix Biotech Acquisition Corp., PBCE Merger Sub, Inc. and CERo Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Phoenix Biotech Acquisition Corp. with the Securities and Exchange Commission on February 13, 2024).

3.1	Second Amended and Restated Certificate of Incorporation of CERo Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

3.2	Second Amended and Restated Bylaws of CERo Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

3.3	Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

3.4	Certificate of Correction to Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

3.5	Second Certificate of Correction to Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

3.6	Certificate of Designation of Preferences, Rights and Limitations of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.6 to the Annual Report on Form 10-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 2, 2024).

3.7	Certificate of Designation of Preferences, Rights and Limitations of the Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on October 2, 2024).

4.1	Warrant Agreement, by and between Phoenix Biotech Acquisition Corp. and Continental Stock Transfer & Trust Company, dated October 5, 2021 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed by Phoenix Biotech Acquisition Corp. with the Securities and Exchange Commission on September 13, 2021).

4.2	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

4.3	Form of Preferred Warrant (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on September 25, 2024).

4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 15, 2025).

4.6	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 6, 2025).

4.7	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on January 21, 2025).

10.1+	CERo Therapeutics, Inc. 2016 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4/A filed by Phoenix Biotech Acquisition Corp. with the Securities and Exchange Commission on June 7, 2023).

10.2+	CERo Therapeutics Holdings, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

10.3+	First Amendment to the CERo Therapeutics Holdings, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 filed by CERo Therapeutics Holdings, Inc. with the Securities Exchange Commission on December 9, 2024).

10.4+	Second Amendment to the CERo Therapeutics Holdings, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.5 to the Registration Statement on Form S-8 filed by CERo Therapeutics Holdings, Inc. with the Securities Exchange Commission on December 9, 2024).

10.5+	CERo Therapeutics Holdings, Inc. 2024 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

10.6	Form of Indemnification Agreement, by and between Phoenix Biotech Acquisition Corp. and each of its directors and executive officers (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4/A filed by Phoenix Biotech Acquisition Corp. with the Securities and Exchange Commission on December 18, 2023).

10.7	Investor Rights and Lock-Up Agreement, dated February 14, 2024, by and between Phoenix Biotech Acquisition Corp. and the parties named therein (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

10.8	Amended and Restated Securities Purchase Agreement, dated as of February 14, 2024, by and between Phoenix Biotech Acquisition Corp., CERo Therapeutics, Inc. and the investors named therein (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

10.9	Registration Rights Agreement, dated as of February 14, 2024, by and between Phoenix Biotech Acquisition Corp., CERo Therapeutics, Inc. and the investors named therein (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

10.10	Common Stock Purchase Agreement, dated as of February 14, 2024, by and between CERo Therapeutics Holdings, Inc. and Keystone Capital Partners, LLC (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

10.11	Registration Rights Agreement, dated as of February 14, 2024, by and between CERo Therapeutics Holdings, Inc. and the Lead Investor (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

10.12	Form of Share Reallocation Agreement, dated as of February 14, 2024, by and among Phoenix Biotech Acquisition Corp., Phoenix Biotech Sponsor, LLC and the parties named therein (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

10.13	Letter Agreement, dated as of February 14, 2024, by and between Phoenix Biotech Sponsor, LLC and CERo Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

10.14	Side Letter, dated as of February 14, 2024, by and between Phoenix Biotech Acquisition Corp. and the Lead Investor (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

10.15	Securities Purchase Agreement, dated as of March 29, 2024, by and between CERo Therapeutics Holdings, Inc. and the investors named therein (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 2, 2024).

10.16	Registration Rights Agreement, dated as of March 29, 2024, by and between CERo Therapeutics Holdings, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 2, 2024).

10.17+	Consulting Agreement, dated September 30, 2024, by and between the Company and Kristen Pierce (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on October 2, 2024).

10.18+	Consulting Agreement, dated September 30, 2024, by and between the Company and Andrew Kucharchuk (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on October 2, 2024).

10.19+	Consulting Agreement, dated September 30, 2024, by and between the Company and Brian G. Atwood (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on October 2, 2024).

10.20	Consulting Agreement, dated September 30, 2024, by and between the Company and Chris Ehrlich (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on October 2, 2024).

10.21+	Employment Agreement, dated as of March 28, 2024, by and between CERo Therapeutics Holdings, Inc. and Charles Carter (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 2, 2024).

10.22+	Offer Letter, dated as of March 28, 2024, by and between CERo Therapeutics Holdings, Inc. and Daniel Corey (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 2, 2024).

10.23	Securities Purchase Agreement, dated as of September 25, 2024, by and between CERo Therapeutics Holdings, Inc. and the investors named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on September 25, 2024).

10.24	Registration Rights Agreement, dated as of September 26, 2024, by and between CERo Therapeutics Holdings, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on September 25, 2024).

10.25	Consent and Waiver Agreement, dated as of September 26, 2024, by and between CERo Therapeutics Holdings, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on September 25, 2024).

10.26	Common Stock Purchase Agreement, dated as of November 8, 2024, by and between CERo Therapeutics Holdings, Inc. and Keystone Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on November 12, 2024).

10.27	Registration Rights Agreement, dated as of November 8, 2024, by and between CERo Therapeutics Holdings, Inc. and Keystone Capital Partners, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on November 12, 2024).

10.28	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 6, 2025).

10.29	Placement Agency Agreement, dated February 5, 2025, by and between CERo Therapeutics Holdings, Inc., and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 6, 2025).

19.1	CERo Therapeutics Holdings Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 2, 2024).

21.1	List of subsidiaries of CERo Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 2, 2024).

23.1	Consent of Wolf & Company, P.C., independent registered public accounting firm (incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 15, 2025).

24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 to the Annual Report on Form 10-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 15, 2025).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Annual Report on Form 10-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 15, 2025).

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Annual Report on Form 10-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 15, 2025).

31.3*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2022 (incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 15, 2025).

97.1	CERo Therapeutics Holdings Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 2, 2024).

101.INS	Inline XBRL Instance Document (embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CERO THERAPEUTICS HOLDINGS, INC.

Date: April 28, 2025	By:	/s/ Chris Ehrlich
		Name:	Chris Ehrlich
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: April 28, 2025	By:	/s/ Andrew Kucharchuk
		Name:	Andrew Kucharchuk
		Title:	Chief Executive Officer (Principal Financial Officer and Principal Accounting Officer)