Form 10-Q
period 2025-03-31
CERO THERAPEUTICS HOLDINGS, INC.
filed 2025-05-15
CIK 1870404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CERO	Nasdaq Capital Market
Warrants, each warrant exercisable for one one-hundredth of a share of Common Stock	CEROW	Nasdaq Capital Market

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

As of May 14, 2025, there were 7,722,072 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

CERO THERAPEUTICS HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2025

TABLE OF CONTENTS

		Page
PART 1 - FINANCIAL INFORMATION		1

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024	1
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2025 (Successor), Period from February 14, 2024 through March 31, 2024 (Successor), and January 1, 2024 through February 13, 2024 (Predecessor)	2
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the three months ended March 31, 2025 (Successor), Periods from February 14, 2024 through March 31, 2024 (Successor), and January 1, 2024 through February 13, 2024 (Predecessor)	3
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2025 (Successor), Period from February 14, 2024 through March 31, 2024 (Successor), and January 1, 2024 through February 13, 2024 (Predecessor)	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39
Item 4.	Controls and Procedures	39

PART II - OTHER INFORMATION		40

Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	42

SIGNATURES		44

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

●	our financial performance;

●	our ability to obtain additional cash and the sufficiency of our existing cash, cash equivalents and marketable securities to fund our future operating expenses and capital expenditure requirements, including the development and, if approved, commercialization of our product candidates;

●	our ability to realize the benefits expected from the business combination (the “Business Combination”) pursuant to the Business Combination Agreement, dated as of June 4, 2023 (as amended, the “Business Combination Agreement”), by and among CERo Therapeutics, Inc. (“Legacy CERo”), Phoenix Biotech Acquisition Corp. (“PBAX”) and PBCE Merger Sub, Inc. (“Merger Sub”);

●	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;

●	the scope, progress, results and costs of developing CER-1236 or any other product candidates we may develop, and conducting preclinical studies and clinical trials;

●	the timing and costs involved in obtaining and maintaining regulatory approval of CER-1236 or any other product candidates we may develop, and the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations or accelerated approvals for our drug candidates for various indications;

●	current and future agreements with third parties in connection with the development and commercialization of CER-1236 or any other future product candidate;

●	our ability to advance product candidates into and successfully complete clinical trials;

●	the ability of our clinical trials to demonstrate the safety and efficacy of CER-1236 and any other product candidates we may develop, and other positive results;

●	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

●	our plans relating to the commercialization of CER-1236 and any other product candidates we may develop, if approved, including the geographic areas of focus and our ability to grow a sales team;

●	the success of competing drugs, therapies or other products that are or may become available;

●	developments relating to our competitors and our industry, including competing product candidates and therapies;

●	our plans relating to the further development and manufacturing of CER-1236 and any other product candidates we may develop, including additional indications that we may pursue for CER-1236 or other product candidates;

●	existing regulations and regulatory developments in the United States and other jurisdictions;

●	our potential and ability to successfully manufacture and supply CER-1236 and any other product candidates we may develop for clinical trials and for commercial use, if approved;

●	the rate and degree of market acceptance of CER-1236 and any other product candidates we may develop, as well as the pricing and reimbursement of CER-1236 and any other product candidates we may develop, if approved;

●	our expectations regarding our ability to obtain, maintain, protect and enforce intellectual property protection for CER-1236 and for any other product candidate;

●	our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of third parties;

●	our ability to realize the anticipated benefits of any strategic transactions;

●	our ability to attract and retain the continued service of our key personnel and to identify, hire, and then retain additional qualified personnel and our ability to attract additional collaborators with development, regulatory and commercialization expertise;

●	our ability to maintain proper and effective internal controls;

●	the ability to obtain or maintain the listing of our Common Stock and public warrants on the NASDAQ Stock Market (“Nasdaq”);

●	the impact of macroeconomic conditions and geopolitical turmoil on our business and operations, including interest rates, inflationary pressures, capital market disruptions, changes in governmental agencies, international tariffs, trade protection measures, economic sanctions and economic slowdowns or recessions;

●	our expectations regarding the period during which we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012 and as a smaller reporting company under the federal securities laws; and

●	our anticipated use of our existing cash, cash equivalents and marketable securities.

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

SELECTED DEFINITIONS

As used in this Quarterly Report, unless otherwise noted or the context otherwise requires, references to the following capitalized terms have the meanings set forth below:

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

v

“First PIPE Financing” refers to the private placement pursuant to which we issued and sold, and certain investors purchased, shares of Series A Preferred Stock, the Series A Warrants and Preferred Warrants, on the terms and conditions set forth in the First Securities Purchase Agreement.

“First PIPE Registration Rights Agreement” refers to the Registration Rights Agreement, dated as of February 14, 2024, by and between CERo and certain investors.

“First Securities Purchase Agreement” refers to the Amended and Restated Securities Purchase Agreement, dated as of February 14, 2024, by and among PBAX, Legacy CERo and certain investors, pursuant to which CERo agreed to issue and sell 10,089 shares of Series A Preferred Stock, 6,127 Series A Warrants and 2,500 Preferred Warrants.

“Fourth PIPE Financing” refers to the private placement pursuant to which we issued and sold, and certain investors purchased, shares of Series D Preferred Stock, on the terms and conditions set forth in the Fourth Securities Purchase Agreement.

“Fourth PIPE Registration Rights Agreement” refers to the Registration Rights Agreement, dated as of April 22, 2025, by and between CERo and certain investors.

“Fourth Securities Purchase Agreement” refers to the Securities Purchase Agreement, dated as of April 21, 2025, by and among CERo and certain investors, pursuant to which CERo agreed to issue and sell 6,250 shares of Series D Preferred Stock.

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

“Merger Sub” refers to PBCE Merger Sub, Inc., a Delaware corporation.

“New Keystone Purchase Agreement” refers to the Common Stock Purchase Agreement, dated as of November 8, 2024, by and between CERo and Keystone.

“Old Keystone Purchase Agreement” refers to the Common Stock Purchase Agreement, dated as of February 14, 2024, by and between PBAX and Keystone.

“PIPE Financings” refers to the First PIPE Financing, the Second PIPE Financing, the Third PIPE Financing and the Fourth PIPE Financing.

“PIPE Registration Rights Agreement” refers to the First PIPE Registration Rights Agreement, the Second PIPE Registration Rights Agreement, the Third PIPE Registration Rights Agreement and the Fourth PIPE Registration Rights Agreement.

“Pre-Funded Warrants” refer to the warrants to purchase shares of Common Stock, at an exercise price of $0.0001 per Share, issued in a public offering on February 7, 2025.

“Preferred Stock” refers to the shares of Series A, Series B, Series C, and Series D Preferred Stock, par value $0.0001 per share, of CERo.

“Preferred Shares” refer to the shares of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock issued in the PIPE Financings, including the Warrant Preferred Shares.

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

“Second PIPE Financing” refers to the private placement pursuant to which we issued and sold, and the investors purchased, shares of Series B Preferred Stock, on the terms and conditions set forth in the Second Securities Purchase Agreement.

“Second PIPE Registration Rights Agreement” refers to the Registration Rights Agreement, dated as of March 29, 2024, by and between CERo and certain investors.

“Second Securities Purchase Agreement” refers to the Securities Purchase Agreement, dated as of March 29, 2024, by and among CERo and certain investors, pursuant to which CERo agreed to issue and sell 626 shares of Series B Preferred Stock.

“Series A Preferred Stock” refers to the Series A convertible preferred stock, $0.0001 par value per share, of CERo.

“Series A Warrants” refers to warrants to purchase Common Stock, at a current exercise price of $139.00 per share, sold to certain investors pursuant to the First Securities Purchase Agreement.

“Series B Preferred Stock” refers to the Series B convertible preferred stock, $0.0001 par value per share, of CERo.

“Series C Preferred Stock” refers to the Series C convertible preferred stock, $0.0001 par value per share, of CERo.

“Series C Warrants” refers to warrants to purchase shares of Common Stock, at a current exercise price of $0.04 per share, sold to certain investors pursuant to the Third Securities Purchase Agreement.

“Series D Preferred Stock” refers to the Series D convertible preferred stock, $0.0001 par value per share, of CERo.

“Sponsor” refers to Phoenix Biotech Sponsor, LLC, a Delaware limited liability company.

“Tertiary Earnout Shares” refer to the 10,000 shares of Common Stock issued to the holders of Legacy CERo common stock and Legacy CERo preferred stock in connection with the Business Combination, which became fully vested upon the achievement of certain regulatory milestone-based earnout targets.

“Third PIPE Financing” refers to the private placement pursuant to which we issued and sold, and certain investors purchased, shares of Series C Preferred Stock, on the terms and conditions set forth in the Third Securities Purchase Agreement.

“Third PIPE Registration Rights Agreement” refers to the Registration Rights Agreement, dated as of September 26, 2024, by and between CERo and certain investors.

“Third Securities Purchase Agreement” refers to the Securities Purchase Agreement, dated as of September 25, 2024, by and among CERo and certain investors, pursuant to which CERo agreed to issue and sell 2,853 shares of Series C Preferred Stock and the Series C Warrants to purchase 81,753 shares of Common Stock.

“Warrant Preferred Shares” refer to the shares of Preferred Stock underlying the Preferred Warrants.

“Warrants” refer to the Rollover Warrants, the Private Placement Warrants, the Series A Warrants, the Series C Warrants, the December 2024 Common Warrants, the January 2025 Common Warrants, the Public Warrants, the February 2025 Common Warrants and the Pre-Funded Warrants.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

CERO THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS

Current assets:
Cash, restricted cash, and cash equivalents	$5,203,537	$3,327,060
Prepaid expenses and other current assets	564,464	274,749
Deferred offering costs	-	112,232
Total current assets	5,768,001	3,714,041

Deferred offering costs, net of current portion	500,000	500,000
Operating lease right-of-use assets	1,271,186	1,464,367
Property and equipment, net	452,227	528,521
Total assets	$7,991,414	$6,206,929

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$6,379,056	$4,507,318
Accrued liabilities	469,659	1,913,175
Operating lease liability	905,005	876,392
Earnout liability	20,000	20,000
Deemed dividend – common stock liability, 13,835 shares	85,500	85,500
Total current liabilities	7,859,220	7,402,385

Operating lease liability, net of current portion	461,580	699,107
Total liabilities	8,320,800	8,101,492

Commitments and contingencies

Stockholders’ deficit:
Series C convertible preferred stock, $0.0001 par value; 2,853 shares authorized; 2,537 and 2,853 issued and outstanding at March 31, 2025 and December 31, 2024, respectively; liquidation preference of $2,537,000 at March 31, 2025	982,143	1,249,999
Series A convertible preferred stock, $0.0001 par value; 12,580 shares authorized; 1,429 and 1,894 issued and outstanding at March 31, 2025 and December 31, 2024, respectively; liquidation preference of $1,429,000 at March 31, 2025	1,287,315	1,708,396
Series B convertible preferred stock, $0.0001 par value; 626 shares authorized; 198 and 273 issued and outstanding at March 31, 2025 and December 31, 2024, respectively; liquidation preference of $198,000 at March 31, 2025	158,147	218,051
Class A common stock; $0.0001 par value; 1,000,000,000 shares authorized; 5,169,723 and 2,415,883 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	517	242
Additional paid-in capital	73,345,026	67,142,046
Stock subscription receivable	(78,750)	(1,295,444)
Accumulated deficit	(76,023,784)	(70,917,853)
Total stockholders’ deficit	(329,386)	(1,894,563)
Total liabilities and stockholders’ deficit	$7,991,414	$6,206,929

See accompanying notes to the condensed consolidated financial statements

CERO THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2025	For the Period from February 14, 2024 through March 31, 2024	For the Period from January 1, 2024 through February 13, 2024
	(Successor)	(Successor)	(Predecessor)
Operating expenses:
Research and development	$2,907,827	$904,015	$764,192
General and administrative	2,042,704	2,750,922	132,941
Total operating expenses	4,950,531	3,654,937	897,133
Loss from operations	(4,950,531)	(3,654,937)	(897,133)

Other income (expense):
Gain from settlement of liabilities with vendors	-	141,888	-
Change in fair value of earnout liability	-	1,800,000	320,117
Share-based inducement expense	(156,250)	-	-
Interest income (expense), net	850	(14,434)	4,805

Total other income (expense), net	(155,400)	1,927,454	324,922
Net loss	(5,105,931)	(1,727,483)	(572,211)
Deemed dividends of Series A, B and C Preferred Stock	(264,144)	-	-
Deemed dividends related to Series C Common Warrants	(84,083)	-	-
Net loss attributable to common shareholders	$(5,454,158)	$(1,727,483)	$(572,211)

Net loss per common share:
Basic and diluted	$(1.59)	$(12.24)	$(97.90)
Weighted average common shares outstanding:
Basic and diluted	3,427,616	141,125	5,845

See accompanying notes to the condensed consolidated financial statements

Reflects a 1-for-100 reverse stock split effective January 8, 2025

CERO THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

	Convertible Preferred Stock						Series A Common		Additional	Stock		Total
	Series A		Series B		Series C		Stock		Paid-in	Subscriptions	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance at December 31, 2024 (Successor)	1,894	$1,708,396	273	$218,051	2,853	$1,249,999	2,415,883	$242	$67,142,046	$(1,295,444)	$(70,917,853)	$(1,894,563)
Issuance of shares of Series A Preferred Stock upon exercise of Series A Preferred Warrants	625	500,000	-	-	-	-	-	-	(500,000)	500,000	-	500,000
Sale of common stock	-	-	-	-	-	-	300,000	30	587,970	-	-	588,000
Sale of pre-funded warrants, net of issuance costs of $839,004	-	-	-	-	-	-	-	-	3,572,795	-	-	3,572,795
Exercise of pre-funded warrants	-	-	-	-	-	-	1,824,280	182	-			182
Purchases of shares of Common Stock under Keystone ELOC	-	-	-	-	-	-	290,618	29	1,227,212	-	-	1,227,241
Collection of stock subscriptions receivable related to prior Keystone ELOC purchases		-	-	-	-	-	-	-	-	716,694	-	716,694
Issuance of shares of Common Stock upon conversion of Series A Preferred Stock	(1,090)	(921,081)	-	-	-	-	288,941	29	921,052	-	-	-
Issuance of shares of Common Stock upon conversion of Series B Preferred Stock	-	-	(75)	(59,904)	-	-	50,001	5	59,899	-	-	-
Redemption of Series C Preferred Stock	-	-	-	-	(316)	(267,856)	-	-	(127,144)	-	-	(395,000)
Share-based inducement expense related to conversion of Series A Preferred Stock	-	-	-	-	-	-	-	-	156,250	-	-	156,250
Stock-based compensation	-	-	-	-	-	-	-	-	304,946	-	-	304,946
Net loss	-	-	-	-	-	-	-	-	-	-	(5,105,931)	(5,105,931)
Balance at March 31, 2025 (Successor)	1,429	$1,287,315	198	$158,147	2,537	$982,143	5,169,723	$517	$73,345,026	$(78,750)	$(76,023,784)	$(329,386)

	Convertible Preferred Stock						Series A Common		Additional	Stock		Total
	Series A		Series B		Series C		Stock		Paid-in	Subscriptions	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance at February 14, 2024 (Successor)	10,089	$8,937,852	-	$-	-	$-	145,318	$15	$53,899,871	$(2,000,000)	$(63,185,641)	$(2,347,903)
Issuance of Series B shares sold to investors	-	-	626	500,000	-	-	-	-	-	(500,000)	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	96,289	-	-	96,289
Net loss	-	-	-	-	-	-	-	-	-	-	(1,727,483)	(1,727,483)
Balance at March 31, 2024 (Successor)	10,089	$8,937,852	626	$500,000	-	$-	145,318	$15	$53,996,160	$(2,500,000)	$(64,913,124)	$(3,979,097)

	Convertible Preferred Stock						Additional		Total
	Series Seed		Series A		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023 (Predecessor)	5,155,703	$4,077,560	22,764,764	$38,023,784	5,845	$1	$1,032,125	$(43,089,821)	$(42,057,695)
Stock based compensation expense	-	-	-	-	-	-	4,431	-	4,431
Net loss	-	-	-	-	-	-	-	(572,211)	(572,211)
Balance at February 13, 2024 (Predecessor)	5,155,703	$4,077,560	22,764,764	$38,023,784	5,845	$1	$1,036,556	$(43,662,032)	$(42,625,475)

See accompanying notes to the condensed consolidated financial statements

Reflects a 1-for-100 reverse stock split effective January 8, 2025

CERO THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Three Months ended March 31, 2025	For the Period from February 14, 2024 through March 31, 2024	For the Period from January 1, 2024 through February 13, 2024
	(Successor)	(Successor)	(Predecessor)
Cash flows from operating activities:
Net loss	$(5,105,931)	$(1,727,483)	$(572,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from settlement of liabilities with vendors	-	(141,888)	-
Depreciation expense	76,294	76,287	37,356
Stock-based compensation	304,946	96,289	4,431
Amortization of right-to-use operating lease asset	193,181	58,659	115,859
Share-based inducement expense	156,250	-	-
Amortization of debt discount	-	-	(1,875)
Gain on revaluation of earnout and derivative liabilities	-	(1,800,000)	(320,117)
Change in assets and liabilities:
Prepaid expenses and other current assets	(289,715)	(670,064)	142,687
Accounts payable	727,912	(414,916)	128,429
Accrued liabilities	(299,690)	141,982	(50,370)
Operating lease liability	(208,914)	(61,524)	(121,589)
Net cash used in operating activities	(4,445,667)	(4,442,658)	(637,400)
Cash flows from financing activities:
Proceeds from issuance of Series A Preferred Stock, net of issuance costs	-	6,755,698	-
Advances from shareholder	-	13,731	-
Payment of sponsor loans	-	(19,715)	-
Proceeds from exercise of Series A Preferred Warrants	500,000	-	-
Proceeds from short term borrowings, net	-	408,052	-
Proceeds from share purchases under ELOC	1,227,241	-	-
Proceeds from collection of stock subscriptions receivable	716,694	-	-
Proceeds received from sale of common stock	588,000	-	-
Proceeds received from sale of pre-funded warrants, net of issuance costs	3,685,027	-	-
Proceeds from exercise of pre-funded warrants	182
Cash redemption of Series C Preferred Stock	(395,000)	-	-
Net cash provided by financing activities	6,322,144	7,157,766	-

Net increase (decrease) in cash and cash equivalents	1,876,477	2,715,108	(637,400)

Cash, restricted cash and cash equivalents at beginning of period	3,327,060	1,877,995	1,601,255

Cash, restricted cash and cash equivalents at end of period	$5,203,537	$4,593,103	$963,855

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash and cash equivalents	$5,128,781	$4,513,347	$963,855
Restricted cash	74,756	79,756	-
Cash, restricted cash and cash equivalents	$5,203,537	$4,593,103	$963,855

NON-CASH FINANCING ACTIVITIES:
Issuance of common shares to Keystone Capital LLC for equity line of credit	$-	633,345	$-
Issuance of Series B shares under subscription agreements	$-	$500,000	$-
Conversion of Series A and Series B preferred stock to common stock	$980,985	$-	$-
Reclassification of deferred offering costs to additional paid-in capital	$112,232	$-	$-
Reclassification of accrued expenses to accounts payable	$1,143,826	$-	$-

See accompanying notes to the condensed consolidated financial statements

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Nature of Operations – CERo Therapeutics Holdings, Inc. (NASDAQ: CERO) (“CERo”, “Successor” or the “Company”), F/K/A Phoenix Biotech Acquisition Corp. (“PBAX”) was incorporated in Delaware on June 8, 2021. PBAX was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (a “business combination”).

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

Reverse Stock Split – On January 8, 2025, the Company effected a reverse stock split of our shares of common stock at a ratio of 1-for-100 (the “Reverse Stock Split”). The Company’s common stock continued to trade on Nasdaq on a post-split basis under the Company’s existing trading symbol, “CERO”.

All of the Company’s historical share and per share information related to issued and outstanding common stock and outstanding options and warrants exercisable for common stock in these financial statements have been adjusted, on a retroactive basis, to reflect the Reverse Stock Split.

Business Combination Agreement - On June 6, 2023, CERo Therapeutics, Inc. (“Predecessor”), which was incorporated in Delaware on September 23, 2016, and based in South San Francisco, California, entered into a Business Combination Agreement and Plan of Reorganization (the “BCA”) with PBCE Merger Sub, Inc., a wholly-owned subsidiary of PBAX, and PBAX, with the surviving operating entity being named CERo Therapeutics Holdings, Inc., and such transaction, the “Business Combination” or “Merger”.

Going concern – The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital to fund its research and development (“R&D”) activities and meet its obligations on a timely basis. As of March 31, 2025, the Company reported $5.1 million of cash and cash equivalents, with an accumulated deficit of $76.0 million. On February 5, 2025, we entered into a securities purchase agreement (the “SPA”), with participation from a member of the Company’s board of directors and a single institutional investor, for the purchase and sale of (i) 2,551,020 shares of our common stock or common stock equivalents in lieu thereof; and (ii) common warrants to purchase up to 2,551,020 shares of common stock, at a combined public offering price of $1.96 per share and Warrant. In connection with this offering, we received net proceeds of approximately $4.2 million. Additionally, during the three months ended March 31, 2025, we received net proceeds from the exercise of the remaining Series A Preferred Warrants, the collection of subscriptions receivable and ELOC fundings of approximately $2.4 million. Additional funds are necessary to maintain current operations and to continue R&D activities. However, there can be no assurance that sufficient funding will be available to allow the Company to successfully continue its R&D activities and planned regulatory filings with the FDA. If the Company is unable to obtain the necessary funds, significant reductions in spending and the delay or cancellation of planned activities may be necessary. These actions would have a material adverse effect on the Company’s business, results of operations, and prospects. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements are issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Unless the context otherwise requires, the “Company,” for periods prior to the Closing, refers to CERo Therapeutics, Inc. (“Predecessor”), and for the periods after the Closing, refers to CERo Therapeutics Holdings, Inc. (“Successor” or the “Company”). As a result of the Merger, the results of operations, financial position and cash flows of the Predecessor and the Company are not directly comparable. CERo Therapeutics, Inc. was deemed to be the Predecessor entity. Accordingly, the historical financial statements of CERo Therapeutics, Inc. became the historical financial statements of the combined Company, upon the consummation of the Merger. As a result, the financial statements included in this report reflect (i) the historical operating results of CERo Therapeutics, Inc. prior to the Merger and (ii) the combined results of the Company, CERo Therapeutics Holdings, Inc., following the Merger. The accompanying unaudited condensed consolidated financial statements include a Predecessor period, which includes the period from January 1, 2024 to February 13, 2024 concurrent with the Merger, and a Successor period from February 14, 2024 through March 31, 2024 and for the three months ended March 31, 2025. A black line between the Successor and Predecessor periods has been placed in the unaudited condensed consolidated financial statements and in the tables to the notes to the condensed consolidated financial statements to highlight the lack of comparability between these two periods.

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

Cash, restricted cash, and cash equivalents – The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents. As of March 31, 2025 and December 31, 2024, cash and cash equivalents consist of cash deposited with banks, including a money market sweep account, and restricted cash of $74,756 and $74,756, respectively, held on account by a financial institution as collateral for a demand letter of credit issued as a real estate security deposit.

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

Property and equipment – Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years or the remaining lease term for leasehold improvements, if shorter. Expenditures for repairs and maintenance are charged to expense as incurred. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in the condensed consolidated statements of operations.

Impairment of long-lived assets – The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. Through March 31, 2025, the Company has not experienced any impairment losses on its long-lived assets.

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

The accounting for leases includes a number of reassessment and re-measurement requirements for lessees based on certain triggering events or impairment conditions. There were no impairment indicators identified in each of the three months periods ended March 31, 2025 and 2024, that would require impairment testing of the Company’s right-of-use assets.

Certain of the Company’s leases include variable lease costs to reimburse the lessor for real estate tax and insurance expenses, and certain non-lease components that transfer a distinct service to the Company, such as common area maintenance services. The Company has elected to separate the accounting for fixed lease components and variable and non-lease components for real estate and equipment leases. The variable lease costs are recorded on the condensed consolidated statement of operations as rent expense, within general and administrative expenses. The Company does not have any financing leases as of March 31, 2025 or December 31, 2024.

Derivative financial instruments – The Company evaluates financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Preferred stock warrant liability – Warrant accounting requires liability classification of warrants when the warrants include a conditional obligation, once the warrant is exercised, that would require the Company to redeem its equity shares. Warrants are analyzed to determine whether the warrant is a freestanding instrument and if so, whether the warrant was issued in a transaction with other instrument(s). If a freestanding warrant is issued with other instruments in a single transaction, then the proceeds of the transaction are allocated first to the fair value of the warrant, with the remainder being allocated to the other instruments. Any warrants considered a liability are remeasured as of each reporting period end, with any changes in fair value recognized as interest and other income, net in the statement of operations. The Company has determined any warrant liability is a Level 3 instrument in the fair value measurements hierarchy. The Company has not included the effect of preferred stock warrants in the calculation of diluted loss per share since the inclusion of such warrants would be anti-dilutive. As of March 31, 2025 and December 31, 2024, there was no preferred stock warrant liability,

Earnout liability - As a result of the Merger in February 2024, the Company recognized an initial earnout liability of $4.9 million on the merger date. The earnout liability is measured using unobservable (Level 3) inputs and is included in current liabilities on the accompanying consolidated balance sheet. The Company estimated the fair value of the earnout liability by applying a Monte-Carlo simulation method using the Company’s projection of future operating results and the estimated probability of achievement of the earnout target metrics.  The Monte-Carlo simulation is a generally accepted statistical technique used to generate a defined number of valuation paths in order to develop a reasonable estimate of the fair value of the earnout liability. The liability is remeasured to fair value using the Monte-Carlo simulation method at each reporting period, and the change in fair value is recognized in other income (expense) until the contingency is resolved. During the three months ended March 31, 2025 and 2024, the Company recorded a gain from change of fair value of the earnout liability of $0 and $1,800,000, respectively, which is included in other income (expense), net on the accompanying unaudited condensed consolidated statement of operations, respectively.

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

Non-financial assets such as property and equipment and operating lease right-of-use assets are evaluated for impairment and adjusted to fair value using Level 3 inputs only when impairment is recognized. Fair values are considered Level 3 when management makes significant assumptions in developing a discounted cash flow model based upon a number of considerations including projections of revenues, earnings, and a discount rate. To date, the Company has not recorded any adjustments to fair value related to impairment on property and equipment or operating lease right-of-use assets. On March 31, 2025 and December 31, 2024, the fair value of the Company’s earnout liability (see Note 10 for details) was classified as follows:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Earnout liability	$-	$-	$20,000	$20,000

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Earnout liability	$-	$-	$20,000	$20,000

The change in the fair value measurement using significant inputs (Level 3) is summarized below:

Preferred stock warrant liability (Predecessor):
Balance at December 31, 2023	$320,117
Gain on revaluation of warrant liability	(320,117)
Balance at February 14, 2024	$-

Earnout liability (Successor):
Balance at February 14, 2024	$4,900,000
Gain on revaluation of earnout liability	(1,800,000)
Balance at March 31, 2024	$3,100,000

Earnout liability (Successor):
Balance at December 31, 2024	$20,000
Gain on revaluation of earnout liability	-
Balance at March 31, 2025	$20,000

Research and development – R&D costs consist primarily of salaries and benefits, including stock-based compensation, occupancy, materials and supplies, contracted research, consulting arrangements, and other expenses incurred in the pursuit of the Company’s R&D programs. R&D costs are expensed as incurred.

Stock-based compensation – The Company periodically issues common stock and stock options to officers, directors, and consultants for services rendered. Stock-based compensation accounting requires the recognition of stock-based compensation expense, using a grant date fair value-based method, for costs related to all share-based payments including stock options and restricted stock awards granted to employees and non-employees. Companies are required to estimate the fair value of all share-based payment awards on the date of grant using an option pricing model, and the Company uses a Black-Scholes option pricing model (“Black-Scholes”) to estimate option award fair value. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment:

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

Forfeitures are accounted for as they occur. All options and restricted stock awards granted since inception are expensed on a straight-line basis over the requisite service period, which is usually the vesting period, or upon the completion of certain performance-based vesting terms. The related amounts are recognized in the consolidated statements of operations.

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

The Company follows tax accounting requirements for the recognition, measurement, presentation, and disclosure in the financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return. No liability related to uncertain tax positions is recorded in the financial statements. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of income tax expense, as necessary. The Company has not recorded any interest or penalties associated with income tax. Tax years subsequent to 2021 are subject to examination by federal and state authorities.

Earnings per share – The Company reports both basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding and excludes the dilutive effect of convertible preferred stock, warrants for convertible preferred stock or common stock, stock options or any other type of convertible securities. Diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding and when the effect of stock options, warrants and other types of convertible securities is dilutive, they are included in the calculation. Dilutive securities are excluded from the diluted earnings per share calculation if their effect is anti-dilutive, such as in periods where the Company reports a net loss.

Segment reporting - Operating segments are defined as components of a business for which separate discrete financial information is available for evaluation by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company operates as a single operating and reporting segment, reflecting our sole focus in developing next generation engineered T cell therapeutics for the treatment of cancer. Our Chief Executive Officer serves as the Chief Operating Decision Maker (CODM), responsible for assessing the Company’s performance and making resource allocation decisions. The CODM evaluates financial information on a consolidated basis, focusing on key metrics such as research and development expense, general and administrative expenses, and other income/expenses, which is reflected on the face of the Company’s consolidated statement of operations. The CODM allocates resources based on the Company’s available cash resources, forecasted cash flow, and expenditures on a consolidated basis, as well as an assessment of the probability of success of its research and development activities. Resource allocation decisions are informed by budgeted and forecasted expense information, along with actual expenses incurred to date. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. Disaggregated profit or loss information at the program or functional level is not regularly provided to or relied upon by the CODM, as our integrated operating model emphasizes shared resources and centralized decision-making.

Recently adopted accounting standards – In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. This pronouncement is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 on January 1, 2025. The adoption of this ASU had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

Accounting standards not yet adopted – In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities to provide more detailed disaggregation of expenses in the income statement, focusing on the nature of the expenses rather than their function. The new disclosures will require entities to separately present expenses for significant line items, including but not limited to, depreciation, amortization, and employee compensation. Entities will also be required to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, disclose the total amount of selling expenses and, in annual reporting periods, provide a definition of what constitutes selling expenses. This pronouncement is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing this ASU to determine the impact on its consolidated financial statements.

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

NOTE 4 – NET LOSS PER SHARE OF COMMON STOCK

The accounting standards require the presentation of both basic and diluted earnings per share on the face of the statements of operations. The Company’s basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding for the period. If there are dilutive securities, diluted income per share is computed by including common stock equivalents which includes shares issuable upon the exercise of stock options into shares of common stock, exercise of preferred warrants into shares of preferred stock, and conversion of preferred stock into shares of common stock, net of any shares assumed to have been purchased with the proceeds, using the treasury stock method. In periods for which the Company reports a net loss, the common stock equivalents are not included, as they would be anti-dilutive.

The following table summarizes the number of shares of Common Stock issuable upon conversion or exercise, as applicable, of convertible securities, stock options, and warrants that were not included in the calculation of diluted net loss per share because such shares are anti-dilutive:

	For the three months ended March 31,	For the period from February 14, 2024 through March 31,	For the period from January 1, 2024 through February 14,
	2025	2024	2024
	(Successor)	(Successor)	(Predecessor)
Conversion of convertible preferred stock issued and outstanding	2,568,240	10,541	17,995
Conversion of convertible preferred stock underlying convertible preferred stock warrants	-	2,374	1,192
Exercise of warrants for common stock	3,405,479	101,602	-
Common stock underlying outstanding options (2024 Plan)	471,199	46,194	504
	6,444,918	160,711	19,691

Restricted common stock can be issued to directors, executives or employees of the Company and are subject to time-based vesting. These potential shares are excluded from the computation of basic loss per share as these shares are not considered outstanding until vested. No unvested restricted common stock awards were issued or outstanding during the three months ended March 31, 2025 or 2024.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
	(Successor)	(Successor)
Laboratory equipment	$2,507,839	$2,507,839
Computers	38,323	38,323
Furniture	8,429	8,429
Total cost	2,554,591	2,554,591
Less: accumulated depreciation	(2,102,364)	(2,026,070)
Property and equipment, net	$452,227	$528,521

Depreciation expense for the three months ended March 31, 2025 was $76,294 and for period from February 14, 2024 through March 31, 2024 for Successor was $76,287. Predecessor depreciation expense for the period January 1, 2024 through February 13, 2024 was $37,356.

NOTE 6 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
	(Successor)	(Successor)
Employee-related liabilities	$61,078	$244,302
Accrued franchise taxes	78,448	78,448
Accrued legal expenses	-	593,825
Insurance payable	275,133	-
Penalty for late S-1 filing and effectiveness	55,000	55,000
Accrued consulting and professional services	-	941,600
	$469,659	$1,913,175

NOTE 7 – LEASES

As of March 31, 2025 and December 31, 2024, the Company holds a five-year lease for laboratory and office space. The lease has escalating contractual rent and variable rent components and the Company elected to separate the contractual and variable elements for valuing the operating lease liability and right-to-use asset. The lease does not have any options for extension or expansion. The Company recorded the following lease costs:

	For the three months ended March 31, 2025 (Successor)	For the period from February 14, 2024 through March 31, 2024 (Successor)	For the period from January 1, 2024 through February 13, 2024 (Predecessor)
Operating leases:
Operating lease cost	$229,331	$76,444	$152,887
Variable operating lease cost	187,730	58,185	116,371
Total lease cost	$417,061	$134,629	$269,258

The right-of-use asset, net for the operating lease was recorded in the consolidated balance sheets as follows:

	March 31,	December 31,
	2025	2024
	(Successor)	(Successor)
Right-of-use assets, net	$1,271,186	$1,464,367

The operating lease liability for the operating lease was recorded in the consolidated balance sheets as follows:

	March 31,	December 31,
	2025	2024
	(Successor)	(Successor)
Operating lease liabilities, current	$905,005	$876,392
Operating lease liabilities, non-current	461,580	699,107
Total operating lease liabilities	$1,366,585	$1,575,499

Weighted-average remaining lease term of operating leases (in years)	1.50	1.75
Weighted-average discount rate for operating leases	9.60%	9.60%

The following table reconciles the undiscounted future minimum lease payments under the non-cancelable operating lease with terms of more than one year to the total operating lease liabilities recognized on the Company’s balance sheet as of March 31, 2025:

Maturity of the Company’s lease liabilities as of March 31, 2025 is as follows:

2025 (remainder of year)	$744,992
2026	726,394
Total lease payments	1,471,386
Less: imputed interest	(104,801)
Total lease liabilities	$1,366,585

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

In February 2024, the Company consummated a private placement (the “Series A PIPE Financing”) of 10,089 shares of Series A Preferred Stock, warrants to purchase 6,127 shares of Common Stock (the “February 2024 PIPE Common Warrants”) and warrants to purchase 2,500 shares of Series A Preferred Stock (the “Preferred Warrants”) (See Note 9 below), pursuant to the Amended and Restated Securities Purchase Agreement, dated February 14, 2024, by and among the Company, PBAX and certain accredited investors (the “Initial Investors”) for aggregate cash proceeds to the Company of approximately $10.0 million, including cash previously received for convertible bridge note proceeds.

A portion of such Series A Preferred Stock was issued as consideration for the cancellation of outstanding indebtedness, including a promissory note of PBAX amounting to $1,555,000 and the Predecessor’s convertible bridge notes amounting to $627,154.

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

Due to delayed filing and declaration of effectiveness relative to the deadlines defined in the Registration Rights Agreement, on June 30, 2024, the Company accrued a registration rights penalty amounting to $645.693, which was payable in cash to the holders of Series A Preferred Stock. On March 27, 2025, the Company entered into a Waiver of Registration Rights Penalties whereby the Investor agreed to waive registration rights penalty amounting to $568,400 in exchange for the Company’s forgiveness of a $600,000 shortfall in the exercise price of the Series A Preferred Warrants that was unpaid. In December 2024, the Investor exercised its Series A Preferred Warrants to purchase shares of Series A Preferred stock of the Company for which such investor remitted a partial exercise price amount of $100,000 instead of the exercise price of $700,000.

During the three months ended March 31, 2025, 1,090 shares of Series A Preferred Stock were converted into 288,941 shares of Common Stock. The conversion ratio was based on the Series A Certificate of Designations and reflected the application of the Alternate Conversion Price described above, applicable as of each date of conversion plus a 25% premium for penalties due. As a result of the 25% premium, the Company recorded the following: 1) for 473 shares of Series A Preferred Stock converted during the continuance of a Trigger Event as described above, the Company recorded a deemed dividend of $118,250, which represents the fair value of excess common shares transferred to the preferred shareholders based on an average per share common share price of $4.75, the effect of which was an increase in the net loss attributable to common shareholders in the accompanying consolidated statement of operations for the three months ended March 31, 2025, and 2) for 625 shares of Series A Preferred Stock converted after the expiration of a Trigger Event as described above, the Company recorded an inducement expense of $156,250, which represents the fair value of excess common shares transferred to the preferred shareholders based on an average per share common share price of $4.75 and is reflected as part of other income (expense), net, on the accompanying condensed consolidated statement of operations for the three months ended March 31, 2025. During the three months ended March 31, 2024, no shares of Series A Preferred Stock were converted into shares of Common Stock

Additionally, certain investors are owed an aggregate of 13,835 shares of Common Stock of the Company due to shortfall in number of shares issued upon conversion, which represents the 25% premium not received during the year ended December 31, 2024. Accordingly, during the year ended December 31, 2024, the Company reduced additional paid-in capital by $85,500 and recorded a liability of $85,500, which is reflected on the accompanying consolidated balance sheets as deemed dividend - common stock liability as of March 31, 2025 and December 31, 2024. As of March 31, 2025, there were 1,429 remaining shares of Series A Preferred Stock, which were convertible into approximately 729,082 shares of Common Stock.

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

On April 1, 2024, we consummated a private placement of 626 shares of the Company’s Series B Preferred Stock, pursuant to the Securities Purchase Agreement, dated March 28, 2024, by and among us and certain accredited investors, for aggregate cash proceeds to us of approximately $0.5 million. Such private placement closed on April 1, 2024.

The holders of the Series B Preferred Stock have no voting rights.

The Series B Preferred Stock ranks pari passu with the Series A Preferred Stock.

Due to delayed filing and declaration of effectiveness relative to the deadlines defined in the Registration Rights Agreement, through December 31, 2024, the Company accrued a registration rights penalty amounting to $55,000, which is payable in cash to the holders of Series B Preferred Stock and included in accrued liabilities on the accompanying condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.

During the three months ended March 31, 2025, 75 shares of Series B Preferred Stock were converted into 50,001 shares of Common Stock. The conversion ratio was based on the Series B Certificate of Designations and included the 25% premium to the greater of the conversion amount or the number of shares multiplied by the highest closing price within the preceding 20 days. As a result of the 25% premium, the Company recorded a deemed dividend of $18,750 which represents the fair value of excess common shares transferred to the preferred shareholders based on an average per share common share price of $1.875, the effect of which was an increase in the net loss attributable to common shareholders in the accompanying consolidated statement of operations for the three months ended March 31, 2025. As of March 31, 2025, there were 198 remaining shares of Series B Preferred Stock, which were convertible into approximately 544,770 shares of Common Stock.

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

Redemptions: Upon bankruptcy or liquidation, Series C Preferred Stock will be redeemed at a 25% premium to the conversion amount multiplied by the highest Alternative Conversion Price within the preceding 20 days multiplied by 125% of the greatest closing sale price of the Common Stock on any day immediately following public announcement of insolvency and the date the entire redemption payment has been made. Additionally, the Company may voluntarily redeem the Series C Preferred Stock at a 25% premium to the greater of the Conversion Amount or the number of shares multiplied by the highest closing price within the preceding 20 days.

The holders of the Series C Preferred Stock have no voting rights.

In September 2024, the Company consummated a private placement (the “Series C PIPE Financing”) of 2,853 shares of Series C Preferred Stock and warrants to purchase 81,753 shares of Common Stock (the “September 2024 PIPE Common Warrants”) (See Note 9 below), pursuant to the Securities Purchase Agreement, dated September 25, 2024, by and among the Company and certain accredited investors for aggregate gross cash proceeds to the Company of approximately $1.25 million.

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

On March 10, 2025, the Company paid certain investors $395,000 for the redemption of 316 shares of the Series C Preferred Stock, which included $267,856 of the initial purchase price and a cash redemption premium of $127,144. During the three months ended March 31, 2025, the $127,144 excess paid over the initial purchase price was included in deemed dividend on the accompanying condensed consolidated statement of operations.

As of March 31, 2025, there were 2,537 remaining shares of Series C Preferred Stock, which were convertible into approximately 1,294,388 shares of Common Stock.

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

For the three months ended March 31, 2025, the Company sold 290,618 common shares of the Company for net proceeds of $1,227,241 under the New Keystone ELOC. Additionally, in January 2025, the Company received net proceeds of $716,694 from the collection of stock subscription receivable, which was reflected as a stock subscription receivable on December 31, 2024. The Company sought and received a waiver to sell the shares below the applicable minimum price in the agreement.

Issuance of Common Stock to Arena Business Solutions Global SPC II, Ltd. (“Arena”) for the Arena ELOC

On February 23, 2024, the Company entered into a common stock purchase agreement (the “Arena Purchase Agreement”) with Arena, pursuant to which we may sell and issue, and Arena is obligated to purchase, up to $25,000,000 of Common Stock. The price of the shares purchased by Arena under the ELOC is 90% of various VWAP and closing price-based formulae, and requires a waiver, should the selling price be below $25.00 per share. As consideration for Arena commitment to purchase shares of Common Stock pursuant to the Arena Purchase Agreement, in May 2024, the Company issued 3,456 shares of Common Stock to Arena valued at $500,000, which is reflected as deferred offering costs on the accompanying consolidated balance sheet as of March 31, 2025 and December 31, 2024. The Company has sold no shares of Common Stock to Arena under the Arena ELOC during the three months ended March 31, 2025 and 2024.

Sale of Pre-funded Warrants and Common Stock

On February 5, 2025, the Company announced the pricing of a reasonable best efforts public offering (the “Offering”), with participation from a member of the Company’s board of directors and a single institutional investor, for the purchase and sale of (i) 2,551,020 shares of its common stock, par value $0.0001 per share (the “Common Stock”) or common stock equivalents in lieu thereof (the Company sold 300,000 shares of its common stock and 2,251,020 pre-funded warrants) ; and (ii) common warrants to purchase up to 2,551,020 shares of common stock (the “Warrants”), at a combined public offering price of $1.96 per share and Warrant. In connection with the Offering, on February 5, 2025, the Company entered into a securities purchase agreement (the “SPA”) with the investors. The SPA contains customary representations, warranties and agreements of the Company and each investor and customary indemnification rights and obligations of the parties. In connection with this offering, the Company received net proceeds of approximately $4.2 million, which is net of offering costs and fees of $839,004. During the three months ended March 31, 2025, 300,000 shares of common stock were purchased upon the closing of the Offering and 1,824,280 shares were issued in connection with the exercise of pre-funded warrants, totaling 2,124,280 shares of its common stock issued of the aggregate amount of 2,551,020 Common Stock shares sold. As of March 31, 2025, 426,740 pre-funded warrants remain exercisable.

The Warrants have an exercise price of $1.96 per share, are immediately exercisable upon stockholder approval and have a term of exercise equal to five years following the initial exercise date. The exercise price and number of shares of Common Stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Common Stock and the exercise price.

In connection with the Offering, on February 5, 2025, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Alliance Global Partners (“A.G.P.”), as the exclusive placement agent in connection with the Offering (the “Placement Agent”). Pursuant to a side letter between the Placement Agent and JonesTrading Institutional Services LLC (“Jones”), dated February 3, 2025, Jones agreed to be a financial advisor for the Offering. In connection with the services provided by Jones, the Placement Agent and Jones agreed that the Placement Agent will receive an aggregate fee equal to 6% of the gross proceeds received in the Offering and Jones will receive an aggregate fee equal to 3% of the gross proceeds received in the Offering. In addition, the Company agreed to reimburse the Placement Agent for its legal fees and expenses and other out-of-pocket expenses in an amount up to $85,000, non-accountable expenses of up to $25,000 and has agreed to reimburse Jones for all reasonable and documented out-of-pocket fees and expenses, including but not limited to travel and other out-of-pocket expenses in an amount not to exceed $15,000.

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

In connection with the Offering, the Conversion Price of the Series A Preferred Stock and Series C Preferred Stock reset to $1.96 per share of Common Stock. No shares of Series A Preferred Stock or Series C Preferred Stock were converted after the Offering, during the three months ended March 31, 2025.

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

Public and Private Placement Warrants (Successor)

At March 31, 2025 and December 31, 2024, there were 91,925 Public and Private Placement Warrants outstanding, each with a right to purchase one share of Common Stock for $1,150. The Public and Private Placement Warrants became exercisable 30 days after the Merger. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the Common Stock issuable upon exercise of the warrants and a current prospectus relating to such Common Stock. The Public and Private Placement Warrants were registered under a resale registration statement on Form S-1 (File No. 333-279156), which was declared effective by the Securities and Exchange Commission on July 5, 2024.

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

The Series A Common Warrants prohibit us from entering into specified fundamental transactions unless the Successor entity assumes all of our obligations under the Series A Common Warrants under a written agreement before the transaction is completed. Upon specified corporate events, a holder of Series A Common Warrants will thereafter have the right to receive upon exercise such shares, securities, cash, assets or any other property whatsoever which the holder would have been entitled to receive upon the happening of the applicable corporate event had the Series A Common Warrants been exercised immediately prior to the applicable corporate event. When there is a transaction involving specified changes of control, a holder of Series A Common Warrants can request the Company to exchange the then unexercised portion of their Series A Common Warrants for consideration equal to the Black-Scholes value thereof, which shall be settled, at the option of the Company in either (i) the form of rights convertible into the consideration receivable by holders of the underlying shares of common stock, based upon the value of the shares of the successor entity over a specified period or (ii) cash in an amount equal to the Black-Scholes value.

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

The September 2024 Series C Common Warrants are exercisable beginning six months after the issuance date (the “Initial Exercisability Date”) and expire on the third anniversary of the Initial Exercisability Date. The Series C Common Warrants require “buy-in” payments to be made by us for failure to deliver any shares of Common Stock issuable upon exercise.

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

The Series C Common Warrants prohibit us from entering into specified fundamental transactions unless the successor entity assumes all of our obligations under the Series C Common Warrants under a written agreement before the transaction is completed. Upon specified corporate events, a holder of Series C Common Warrants will thereafter have the right to receive upon an exercise such shares, securities, cash, assets or any other property whatsoever which the holder would have been entitled to receive upon the happening of the applicable corporate event had the Series C Common Warrants been exercised immediately prior to the applicable corporate event. When there is a transaction involving specified changes of control, a holder of Series C Common Warrants can request the Company to exchange the then unexercised portion of their Series C Common Warrants for consideration equal to the Black-Scholes value thereof, which shall be settled, at the option of the Company, in either (i) the form of rights convertible into the consideration receivable by holders of the underlying shares of common stock, based upon the value of the shares of the successor entity over a specified period or (ii) cash in an amount equal to the Black-Scholes value.

On February 5, 2025, in connection with the sale of pre-funded warrants and common stock (See Note 8), the exercise price of the Series C Common Warrants was lowered to $0.04 per warrant share. Upon the trigger of the down-round provision of the Series C Common Warrants, on February 5, 2025, the Company recorded a deemed dividend of $83,083 which represents the fair value transferred to the warrant holders from the down-round feature being triggered. The Company calculated the difference between the Series C Common Warrant’s fair value on February 5, 2025, the date the down-round feature was triggered, using the current exercise price at the time of $9.80 and the new exercise price of $0.04. The deemed dividend increased net loss attributable to common shareholders by $83,083 in the condensed consolidated statement of operations for the three months ended March 31, 2025. The fair value of the Series C Common Warrants immediately prior to and immediately after the exercise price adjustment, were estimated using the Black-Scholes option-pricing model with the following assumptions:

February 5, 2025
Exercise price	$0.04 to $9.80
Term (years)	3.0
Expected stock price volatility	109.17%
Risk-free rate of interest	4.19%

The Company’s Series C Common Warrants are exercisable into Common Stock and are recorded as equity.

December 2024 and January 2025 Common Warrants (Successor)

On December 23, 2024, the Company issued warrants to purchase an aggregate of 84,061 shares of Common Stock to certain investors affiliated with each other to induce investors to exercise their Series A Preferred Warrants for cash (the “December 2024 Common Warrants”). The December 2024 Common Warrants are exercisable for cash at an initial exercise price equal to $5.61 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events). The December 2024 Common Warrants are exercisable beginning six months after the issuance date (the “Initial Exercisability Date”) and expire on the third anniversary of the Initial Exercisability Date. The December 2024 Common Warrants require “buy-in” payments to be made by us for failure to deliver any shares of Common Stock issuable upon exercise. If at the time of exercise of the December 2024 Common Warrants, there is no effective registration statement registering the shares of the Common Stock underlying the December 2024 Common Warrants, such warrants may be exercised on a cashless basis pursuant to their terms.

On January 6, 2025, the Company issued warrants to purchase an aggregate of 163,853 shares of Common Stock to certain investors affiliated with each other to induce investors to exercise their Series A Preferred Warrants for cash (the “January 2025 Common Warrants”). The January 2025 Common Warrants are exercisable for cash at an initial exercise price equal to $5.82 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events). The January 2025 Common Warrants are exercisable beginning six months after the issuance date (the “Initial Exercisability Date”) and expire on the third anniversary of the Initial Exercisability Date. The January 2025 Common Warrants require “buy-in” payments to be made by us for failure to deliver any shares of Common Stock issuable upon exercise. If at the time of exercise of the January 2025 Common Warrants, there is no effective registration statement registering the shares of the Common Stock underlying the January 2025 Common Warrants, such warrants may be exercised on a cashless basis pursuant to their terms.

If we issue options, convertible securities, warrants, shares, or similar securities to holders of Common Stock, each holder of December 2024 Common Warrants and January 2025 Common Warrants have the right to acquire the same as if the holder had exercised its December 2024 Common Warrants or January 2025 Common Warrants. The holders of December 2024 Common Warrants and January 2025 Common Warrants are entitled to receive any dividends paid or distributions made to our holders of Common Stock on an “as if converted” basis.

The December 2024 Common Warrants and January 2025 Common Warrants prohibit us from entering into specified fundamental transactions unless the successor entity assumes all of our obligations under the December 2024 Common Warrants and January 2025 Common Warrants agreements before the transaction is completed. Upon specified corporate events, a holder of December 2024 Common Warrants and January 2025 Common Warrants will thereafter have the right to receive upon an exercise such shares, securities, cash, assets or any other property whatsoever which the holder would have been entitled to receive upon the happening of the applicable corporate event had the December 2024 Common Warrants and January 2025 Common Warrants been exercised immediately prior to the applicable corporate event. Upon the consummation of any Fundamental Transaction, the Company shall exchange the December 2024 Common Warrants and January 2025 Common Warrants for consideration equal to the Black Scholes Value of such portion of the December 2024 Common Warrants and January 2025 Common Warrants subject to exchange (collectively, the “Aggregate Black Scholes Value”) in the form of, at the Company’s election (such election to pay in cash or by delivery of the Rights (as defined below), a “Consideration Election”), either (I) rights (with a beneficial ownership limitation, mutatis mutandis) (the “Rights”), convertible in whole, or in part, at any time, without the requirement to pay any additional consideration, at the option of the Holder, into such Corporate Event Consideration applicable to such Fundamental Transaction equal in value to the Aggregate Black Scholes Value issuable upon conversion of the Rights to be determined in increments of 10% (or such greater percentage as the Holder may notify the Company from time to time) of the portion of the Aggregate Black Scholes Value attributable to such Shares (the “Share Value Increment”), with the aggregate number of Shares issuable upon exercise of the Rights with respect to the first Successor Share Value Increment determined based on 70% of the Closing Bid Price of the Shares on the date the Rights are issued and on each of the nine subsequent Trading Days, in each case, the aggregate number of additional Shares issuable upon exercise of the Rights shall be determined based upon a Share Value Increment at 70% of the Closing Bid Price of the Shares in effect for such corresponding Trading Day (such ten (10) Trading Day period commencing on, and including, the date the Rights are issued, the “Rights Measuring Period”), or (II) in cash; provided, that the Company shall not consummate a Fundamental Transaction if the Corporate Event Consideration includes capital stock or other equity interest (the “Successor Shares”) either in an entity that is not listed on an Eligible Market or an entity in which the daily share volume for the applicable Successor Shares for each of the twenty Trading Days prior to the date of consummation of such Fundamental Transaction is less than the aggregate number of Successor Shares issuable to the Holder upon conversion in full of the applicable Rights (without regard to any limitations on conversion therein, assuming the exercise in full of the Rights on the date of issuance of the Rights and assuming the Closing Bid Price of the Successor Shares for each Trading Day in the Rights Measuring Period is the Closing Bid Price on the Trading Day ended immediately prior to the time of consummation of the Fundamental Transaction).

The Company’s December 2024 Common Warrants and January 2025 Common Warrants are exercisable into Common Stock, which has no cash redemption features that require liability treatment. The Company has recorded the December 2024 Common Warrants and January 2025 Common Warrants as equity.

On December 23, 2024, in connection with the issuance of the December 2024 Warrants, the Company calculated the fair value of such warrants using the Black-Scholes option-pricing model, and the Company determined that the aggregate total fair value of the December 2024 Warrants amounted to approximately $0.3 million, which were considered offering costs and were netted against the net proceeds received from the exercise of Series A Preferred Warrants under the guidance of ASU 2021-04. These offering costs are offset in additional paid-in capital with no impact on equity.

On January 6, 2025, in connection with the issuance of the January 2025 Common Warrants, the Company calculated the fair value of such warrants using the Black-Scholes option-pricing model, and the Company determined that the aggregate total fair value of the January 2025 Common Warrants amounted to approximately $0.7 million, which were considered offering costs and were netted against the net proceeds received from the exercise of Series A Preferred Warrants under the guidance of ASU 2021-04. These offering costs are offset in additional paid-in capital with no impact on equity.

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

During the three months ended March 31, 2025, 625 Series A Preferred Warrants were exercised into 625 shares of Series A Preferred Stock for gross proceeds of $500,000. During the three months ended March 31, 2024, no Series A Preferred Warrants were exercised into shares of Series A Preferred Stock.

The Company’s Preferred Warrants were exercisable into Series A Preferred Stock, which had no cash redemption features that required liability treatment. The Company recorded the Preferred Warrants as equity.

February 2025 Pre-funded Warrants and February 2025 Common Warrants

On February 5, 2025, in connection with the February 2025 Offering (See Note 8), the Company sold (i) 300,000 shares of Common Stock, (ii) Pre-Funded Warrants to purchase up to 2,251,020 shares of Common Stock, and (iii) Common Warrants to purchase up to 2,551,020 shares of common stock, at a combined public offering price of $1.96 per share and Warrant. During the three months ended March 31, 2025, 1,824,280 shares of its common stock were issued following the exercise of certain Pre-Funded Warrants. As of March 31, 2025, The remaining 426,740 Pre-Funded Warrants remain exercisable.

Additionally, in connection with the February 2025 Offering, the Company issued the February 2025 Common Warrants to purchase up to 2,551,020 shares of common stock with an exercise price of $1.96 per share, which are immediately exercisable upon stockholder approval and have a term of exercise equal to five years following date of the initial exercise date. The exercise price and number of shares of Common Stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Common Stock and the exercise price.

A summary of outstanding warrants as of March 31, 2025 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Public and Private Placement Warrants	91,925	$1,150.00	3.88
February 2024 Series A Common Warrants	6,127	139.00	2.37
September 2024 Series C Common Warrants	81,753	0.04	2.96
December 2024 Common Warrants	84,061	5.61	3.23
January 2025 Common Warrants	163,853	5.82	3.27
February 2025 Pre-funded Warrants	426,740	0.0001	-
February 2025 Common Warrants	2,551,020	1.96	4.86
Outstanding as of March 31, 2025	3,405,479	$33.18	4.06

NOTE 10 – FAIR VALUE MEASUREMENTS

The Company initially recorded the earnout liability at estimated fair value using a Monte Carlo analysis and has revalued the Earnout liability at each subsequent period. The Monte Carlo analysis used the following assumptions:

		February 14
	March 31, 2025	2024 to March 31, 2024
	(Successor)	(Successor)
Starting share price	$0.73	$307.00 to $490.00
Tranche 1 trigger price	$125.00	$3.20 to $3.91
Tranche 2 trigger price	$150.00	$3.85 to $4.70
Contractual term (in years)	2.9	3.9 to 4.0
Volatility	100%	90%
Risk-free interest rate	3.82%	4.20% to 4.21%

The classification of the fair value of the earnout liability and derivative liabilities and the change in the fair value measurement using significant inputs (Level 3) for the three months ended March 31, 2025 and for the period from January 1, 2024 through February 14, 2024 for the Predecessor and February 14, 2024 through December 31, 2024 for the Company is presented below:

	Level 1	Level 2	Level 3	Total
Preferred stock warrant liability (Predecessor):
Balance at December 31, 2023	$-	$-	$320,117	320,117
Reclassification of warrant liability to equity	-	-	(320,117)	(320,117)
Balance at February 13, 2024	$-	$-	$-	$-

Earnout liability (Successor):
Balance at February 14, 2024	-	-	4,900,000	4,900,000
Gain on revaluation of earnout liability	-	-	(1,800,000)	(1,800,000)
Balance at March 31, 2024	$-	$-	$3,100,000	$3,100,000
Earnout liability (Successor):
Balance at December 31, 2024	-	-	20,000	20,000
Gain on revaluation of earnout liability	-	-	-	-
Balance at March 31, 2025	$-	$-	$20,000	$20,000

NOTE 11 – STOCK-BASED COMPENSATION

On March 25, 2024, stockholders approved the 2024 Equity Incentive Plan (2024 Plan) and 2024 Employee Stock Purchase Plan (2024 ESPP), with initial reserves of 51,726 and 5,099 shares of common stock, respectively. The 2024 Plan and 2024 ESPP became effective on February 14, 2024. No awards have been granted under the 2024 ESPP as of March 31, 2025.

Stockholders approved increases in shares available under the 2024 Plan on April 30, 2024, and November 11, 2024. The 2024 Plan has an evergreen provision for annual increases. On January 1, 2025, the reserve increased by 189,701 shares. As of March 31, 2025, 471,199 option awards have been granted, leaving no shares reserved for future issuance.

The 2024 ESPP also has an evergreen provision. On January 1, 2025, the reserve increased by 10,198 shares. No awards have been granted under the 2024 ESPP as of March 31, 2025.

Stock option activity under the 2024 Plan for the three months ended March 31, 2025 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Outstanding	Price Per	Life
	Shares	Share	(in Years)
Balance, December 31, 2024 (Successor)	64,948	$10.00	9.64
Options granted	406,251	$1.43	-
Balance, March 31, 2025 (Successor)	471,199	$2.61	9.86
Options exercisable as of March 31, 2025	71,000	$7.56	9.57

The Company estimated the fair value of the stock options during the three months ended March 31, 2025 using Black-Scholes with the following assumptions.

March 31,
2025
(Successor)
Risk-free interest rate	4.01%
Expected life (in years)	5.0
Expected dividend yield	-%
Expected volatility	121.09%

For the period from February 14, 2024 through March 31, 2024, the Company recorded stock-based compensation expense of $0.09 million, of which $0.03 million was related to R&D and $0.06 was related to general and administrative. For the period from January 1, 2024 through February 13, 2024, Predecessor recorded an immaterial amount of stock-based compensation expense.

For the three months ended March 31, 2025, the Company recorded stock-based compensation expense of $304,946, of which $73,302 was related to research and development and $231,644 was related to general and administrative.

As of March 31, 2025, the Company had approximately $1,210,000 of unamortized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 1.8 years. The weighted average grant date calculated fair value per share of the Company’s options granted during the three months ended March 31, 2025 was $1.20. The weighted average grant date calculated fair value per share of the Company’s options granted during the period February 14, 2024, through March 31, 2024, was $1.06.

NOTE 12 – 401(K) RETIREMENT SAVINGS PLAN

The Company sponsors a 401(k) defined contribution plan covering eligible employees who elect to participate. The Company is allowed to make discretionary profit sharing and 401(k) matching contributions as defined in the plan and as approved by the Board of Directors. The Company’s contributions for the period from February 14, 2024 through March 31, 2024 was $7,956 and Predecessor contributions during the period from January 1, 2024 through February 13, 2024 was $4,685. The Company did not make any contributions to the 401(k) during the three months ended March 31, 2025.

NOTE 13 – RELATED-PARTY TRANSACTIONS

In February 2024, we issued and sold an aggregate of 10,089 shares of Series A Preferred Stock, 6,127 Series A Common Warrants and 2,500 Preferred Warrants, at a price of $800 per share of Series A Preferred Stock, for aggregate cash proceeds of approximately $8.0 million, plus additional cash proceeds of up to $2.0 million if the Preferred Warrants are exercised.

The following table summarizes the shares of our Series A Preferred Stock issued to our related parties:

Purchasers	Shares of Series A Preferred Stock	Total Purchase Price
Daniel Corey(1)	150	$150,000
Atwood-Edminster Trust dtd 4-2-2000 (2)	1,002	$1,002,000
Chris Ehrlich(3)	275	$275,000

On February 5, 2025, the Company announced the pricing of a reasonable best efforts public offering (the “Offering”), with participation from a member of the Company’s board of directors and a single institutional investor, for the purchase and sale of (i) 300,00 shares of common stock, (ii) 2,251,020 February 2025 Pre-funded Warrants; and (iii) common warrants to purchase up to 2,551,020 shares of common stock (the “February 2025 Common Warrants”), at a combined public offering price of $1.96 per share and Warrant (See Note 8).

The following table summarizes the pre-funded warrants and February 2025 Common Warrants sold to our related party:

Purchasers	Pre-Funded Warrants Purchased	Total Purchase Price	February 2025 Common Warrants Issued
Atwood-Edminster Trust dtd 4-2-2000 and GVN, LLC (2)	510,200	$999,992	510,200

(1)	Daniel Corey served as the Chief Technology Officer and a member of the board of directors of the Company from February 2024 to September 2024, and previously served as Chief Executive Officer, Chief Scientific Officer, and a member of the board of directors of Legacy CERo until the closing of the Business Combination in February 2024.

(2)	Brian G. Atwood served as Chairman and Chief Executive Officer of the Company from February 2024 to September 2024, and previously served as Chairman of PBAX until the closing of the Business Combination in February 2024. Mr. Atwood is currently a member of the board of directors of the Company and serves as a trustee of Atwood-Edminster Trust dtd 4-2-2000. GVN, LLC, is a limited liability company of which the sole member is the Atwood-Edminster Trust dtd 4-2-2000, and of which Brian G. Atwood and Lynne H. Edminster are the managers.

(3)	Chris Ehrlich has served as the Chairman and Chief Executive Officer of the Company since December 2024, and previously served as (i) interim Chairman and Chief Executive Officer of the Company from October 2024 to November 2024, (ii) Vice Chairman of the board of directors of the Company from February 2024 to September 2024, and (iii) the Chief Executive Officer of PBAX until the closing of the Business Combination in February 2024.

During the three months ended March 31, 2025 and for the period from February 14, 2024 to March 31, 2024, the Company incurred a consulting fee of $60,000 and $15,000 to a member of the Company’s board of directors, respectively.

NOTE 14 – SUBSEQUENT EVENTS

During the period from April 1, 2025 to May 14, 2025, 23 shares of Series B Preferred Stock were converted into 63,281 shares of Common Stock. The conversion ratio was based on the Series B Certificate of Designations and reflected the applicable Alternate Conversion Price.

During the period from April 1, 2025 to May 14, 2025, 520 shares of Series C Preferred Stock were converted into 2,080,000 shares of Common Stock. The conversion ratio was based on the Series C Certificate of Designations and reflected the applicable Alternate Conversion Price.

During the period from April 1, 2025 to May 14, 2025, the Company sold 198,068 shares of Common Stock of the Company pursuant to the New Keystone Purchase Agreement for net proceeds of $124,353.

On April 9, 2025, the Company issued 211,000 shares of its common stock in connection with the exercise of pre-funded warrants.

Private Placement

On April 21, 2025, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain investors. Pursuant to the Securities Purchase Agreement, up to 10,000 shares of the Company’s Series D Preferred Stock, shall be purchased for an aggregate purchase price of up to $8 million in one or more closings (each a “Closing”). On April 22, 2025, pursuant to the Securities Purchase Agreement, the Company issued and sold, and the investors named therein purchased, in a private placement (the “Private Placement”): 6,250 shares of the Series D Preferred Stock for aggregate proceeds of approximately $5 million, paid through the transfer of certain Transfer Shares (as defined in the Securities Purchase Agreement) in lieu of cash. The date of the first closing is referred to as the “First Closing Date.” Each additional closing of the Private Placement is at the option of the investors upon notice to the Company and subject to satisfaction of customary closing conditions. On April 22, 2025, the Company filed the Certificate of Designations of Rights and Preferences of the Series D Preferred Stock (the “Certificate of Designations”) for the purpose of designating and establishing the Company’s Series D Preferred Stock. With respect to dividend rights and rights on liquidation, winding-up and dissolution, the Company’s Series D Convertible Preferred Stock shall rank (a) junior to the Senior Preferred Stock, (b) on parity with the Company’s Series C Preferred Stock and (c) senior to the Company’s Series A and Series B Preferred Stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that CERo Therapeutics Holdings, Inc. (“the Company”) management believes is relevant to an assessment and understanding of its results of operations and financial condition. The discussion should be read together with (i) the Company’s unaudited condensed consolidated financial statements and related notes that are presented above and (ii) the Company’s audited consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2025. This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements resulting from various factors. Please see “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and the subsequent Quarterly Report on Form 10-Q as filed with the SEC. Unless the context otherwise requires, references in this section to “Predecessor” is intended to mean the business and operations of CERo Therapeutics, Inc. prior to the Merger.

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital to fund its R&D activities and meet its obligations on a timely basis. As of March 31, 2025, the Company reported $5.1 million of cash and cash equivalents, with an accumulated deficit of $76.0 million.

On February 5, 2025, we entered into a securities purchase agreement, with participation from a member of the Board and a single institutional investor, for the purchase and sale of (i) 2,551,020 shares of Common Stock or Common Stock equivalents in lieu thereof; and (ii) February 2025 Common Warrants to purchase up to 2,551,020 shares of Common Stock at an exercise price of $1.96. In connection with such offering, we received net proceeds of approximately $4.3 million. Additionally, during the three months ended March 31, 2025, we received net proceeds from the exercise of the remaining Series A Preferred Warrants, the collection of subscriptions receivable and equity line of credit fundings of approximately $2.4 million.

Further, on April 21, 2025, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain accredited investors named therein. Pursuant to the Securities Purchase Agreement, up to 10,000 shares of the Company’s Series D Preferred Stock shall be purchased for an aggregate purchase price of up to $8 million in one or more closings (each a “Closing”). On April 22, 2025, pursuant to the Securities Purchase Agreement, the Company issued and sold, and the investors purchased, in a private placement (the “Private Placement”): 6,250 shares of the Series D Preferred Stock for aggregate proceeds of approximately $5 million, paid through the transfer of certain Transfer Shares (as defined in the Securities Purchase Agreement) in lieu of cash. The date of the first closing is referred to as the “First Closing Date.” Each additional closing of the Private Placement is at the option of the investors upon notice to the Company and subject to satisfaction of customary closing conditions. On April 22, 2025, the Company filed the Certificate of Designations of Rights and Preferences of the Series D Preferred Stock (the “Certificate of Designations”) for the purpose of designating and establishing the Company’s Series D Preferred Stock. Additional funds are necessary to maintain current operations and to continue R&D activities. However, there can be no assurance that sufficient funding will be available to allow the Company to successfully continue its R&D activities and planned regulatory filings with the FDA. If the Company is unable to obtain the necessary funds, significant reductions in spending and the delay or cancellation of planned activities may be necessary. These actions would have a material adverse effect on the Company’s business, results of operations, and prospects. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these accompanying financial statements are issued. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Recent Developments

Reverse Stock Split

At 12:01 a.m. Eastern time on January 8, 2025, we effected the Reverse Stock Split pursuant to which each 100 shares of our Common Stock outstanding immediately prior thereto was converted into 1 share of our Common Stock outstanding immediately thereafter.

February 2025 Offering

On February 7, 2025, we closed our reasonable best efforts public offering, with participation from a member of our board of directors and a single institutional investor, for the purchase and sale of (i) 2,551,020 shares of Common Stock or common stock equivalents in lieu thereof; and (ii) February 2025 Common Warrants to purchase up to 2,551,020 shares of common stock, at a combined public offering price of $1.96 per share and warrant. In connection with the offering, on February 5, 2025, we entered into the SPA with the investors. Such transaction is referred to as the “February 2025 Offering.” The shares of Common Stock and the Warrants described above and the shares of Common Stock underlying the Warrants were offered pursuant to the Registration Statement on Form S-1 (File No. 333-284007), as amended, which was declared effective by the Securities and Exchange Commission on February 5, 2025. In connection with this offering, we received net proceeds of approximately $4.3 million.

April 2025 PIPE Financing

On April 21, 2025, the Company consummated a private placement of 6,250 shares of Series D Preferred Stock pursuant to the Securities Purchase Agreement, for aggregate proceeds of approximately $5 million, paid through the transfer of certain Transfer Shares (as defined in the Securities Purchase Agreement) in lieu of cash, and agreed to issue up to 3,750 additional shares of Series D Preferred Stock for cash proceeds of up to $3 million at one or more additional closings. Each additional closing is at the option of the investors upon notice to the Company and subject to satisfaction of customary closing conditions.

On April 22, 2025, the Company filed the Certificate of Designations of Rights and Preferences of the Series D Preferred Stock (the “Certificate of Designations”) for the purpose of designating and establishing the Company’s Series D Preferred Stock. The Certificate of Designations was filed pursuant to the Securities Purchase Agreement, dated April 21, 2025, with certain accredited investors named therein. The Certificate of Designations became effective on April 22, 2025.

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

On November 15, 2024, the Company received notice from the FDA that the IND for CER-1236 was cleared. The Company began clinical trials in May 2025. We submitted a second IND application for the investigation of CER-T cell therapy in NSCLC and ovarian cancer, which was accepted by the FDA on March 27, 2025.

Nasdaq Notices of Non-compliance and Nasdaq Panel Decision

As previously disclosed, on January 17, 2025, the Company received a letter setting forth the determination of a panel convened by Nasdaq (the “Nasdaq Panel”) granting the Company’s request for an extension (the “Extension”) to regain compliance with certain continued listing requirements of the Nasdaq Stock Market until April 22, 2025 (the “Extension Date”). The Company presented its plan (the “Plan”) for regaining compliance with such requirements at a hearing conducted on December 17, 2025. The Company’s Plan included completion of a reverse stock split, which occurred on January 8, 2025, and transferring the listing of its securities to the Nasdaq Capital Market, which was completed on February 12, 2025, and certain other conditions, including the satisfaction of the $2.5 million minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market.

In addition, as previously disclosed, from November 2024 through January 2025, the Company raised approximately $2.3 million of net proceeds from its equity line of credit entered into November 2024, and an additional approximately $4.3 million of net proceeds from its public offering of shares of common stock, pre-funded warrants and warrants to purchase shares of common stock that closed on February 7, 2025 (the “February 2025 Offering”). As a result of such capital raising activities and the proceeds of the Private Placement received on the First Closing Date, as well as successful negotiations with certain service providers to reduce outstanding balances payable, the Company received a notification letter from Nasdaq on May 7, 2025, stating that the Company to have regained compliance with the Nasdaq continued listing standard under Nasdaq Listing Rule 5550(b)(1), which requires, among other things, that the Company maintain at least $2.5 million in stockholders’ equity.

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

Other Income (Expense), Net

Other income (expense), net consists predominantly of interest income from interest bearing bank accounts, interest expense on payables, gains recorded on settlements reached with vendors on payables, and the gain or loss on the revaluation of earnout and derivative liabilities, which represents the change in fair value of earnout liabilities or outstanding warrants between periods.

Results of Operations for the Three Months Ended March 31, 2025 and 2024

The results of operations for the three months ended March 31, 2024 are pro forma as the period presented in the following table and discussion includes the Predecessor for the period from January 1, 2024 through February 13, 2024 and the Company for the period from February 14, 2024 through March 31, 2024. This pro forma period from January 1, 2024 to March 31, 2024 does not include the Merger transactions that occurred on-the-line.

	For the Three Months Ended March 31,
		2024
	2025 (Successor)	(Pro forma) (Predecessor and Successor)	Difference	Percentage Change
Operating expenses:
Research and development	$2,907,827	$1,668,207	$1,239,620	74.3%
General and administrative	2,042,704	2,883,863	(841,159)	(29.2)%
Total operating expenses	4,950,531	4,552,070	398,461	8.7%
Loss from operations	(4,950,531)	(4,552,070)	(398,461)	8.7%

Other income (expense):
Gain from settlement of liabilities with vendor	-	141,888	(141,888)	100.0%
Change in fair value of derivative liabilities and earnout liabilities	-	2,120,117	(2,120,117)	(100.0)%
Share-based inducement expense	(156,250)	-	(156,250)	(100.0)%
Interest income (expense), net	850	(9,629)	10,479	108.8%
Total other income (expense), net	(155,400)	2,252,376	(2,407,776)	(100.0)%

Net loss	(5,105,931)	(2,299,694)	(2,806,237)	122.0%
Deemed dividend on Series A, B and C Preferred Stock	(264,144)	-	(264,144)	100%
Deemed dividend related to Series C Common Warrants	(84,083)	-	(84,083)	100%
Net loss attributable to common stockholders	$(5,454,158)	$(2,299,694)	$(3,154,464)	137.2%

Research and Development Expenses

Research and development expenses were $2.9 million for the three months ended March 31, 2025 as compared to $1.7 million for the three months ended March 31, 2024, reflecting an increase of $1.2 million. The increase was primarily attributable to an increase in clinal expenses of approximately $1.3 million and an increase in scientific consulting fees of $0.4 million. During the three months ended March 31, 2025, we began clinical trials related to the IND for CER-1236. This increase was primarily offset by a decrease in lab expenses of approximately $0.3 million and a decrease in research and development salaries and benefits of approximately $0.1 million.

The Company anticipates that its R&D expenses will significantly increase in the future as the Company increases headcount, compensation expense, and contracted services for preclinical and clinical development of its product candidates, as well as for manufacturing of clinical product to be used in clinical development.

General and Administrative Expenses

General and administrative expenses were $2.0 million for the three months ended March 31, 2025 as compared to $2.9 million for the three months ended March 31, 2024, reflecting a decrease of approximately $0.8 million. The decrease during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, was primarily due to a decrease of $1.8 million in underwriting fees from the PBAX initial public offering, which were incurred upon the consummation of the business combination in February 2024. This decrease was offset by an increase in executive salaries and benefits of $0.4 million, an increase in professional fees of $0.5 million primarily to an increase in auditing, accounting and legal fees which were offset by a decrease in recruiting fees. The additional professional fees were all driven by the increased expenses of operational compliance as a public company.

Other Income (Expense), Net

Other expense was $(0.2) million for the three months ended March 31, 2025 as compared to other income of $2.3 million for the three months ended March 31, 2024, reflecting a decrease of $2.4 million. The decrease was primarily due to the recording of a $1.8 million gain from change in value of the Company’s earnout liability and the $0.4 million gain recorded for the change in value of the Predecessor’s preferred stock warrant liability during the three months ended March 31, 2024 as compared to $0 during the three months ended March 31, 2025, and the recording of an inducement expense during the three months ended March 31, 2025. Additionally, settlement of vendor liabilities in 2024 resulted in a $0.1 million increase in other income during the three months ended March 31, 2024.

Net loss and net loss attributable to common stockholders

For the three months ended March 31, 2025 and 2024, net loss amounted to $5.1 million and $2.3 million, respectively, which represents an increase in net loss of $2.8 million, or 122.0%. During the three months ended March 31, 2025, in connection with our Series A and Series B preferred stock conversions, and the redemption of Series C Preferred Stock, we recorded deemed dividends of $0.3 million, and in connection with the adjustment in the exercise price of Series C Common Warrants, we recorded deemed dividends of $0.1 million. Accordingly, for the three months ended March 31, 2025 and 2024, net loss attributable to common stockholders amounted to $5.5 million, or $(1.59) per common share, and $2.3 million, or $(16.30) per common share, respectively.

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

The Company, therefore, anticipates that substantial additional funding will be needed in connection with its continuing operations. At March 31, 2025, the Company had $5.1 million in cash and cash equivalents. The Company intends to devote most of the available cash to the preclinical and clinical development of its product candidates and public company compliance costs. Based on current business plans, the Company believes that the cash available at March 31, 2025 will not fund its operations and capital requirements for 12 months after the filing of these unaudited condensed financial statements for the period ended March 31, 2025. The Company has arranged two equity lines of credit, one providing for the sale of up to 25,000,000 newly issued shares of Common Stock and the other providing for the purchase of up to $20.6 million of Common Stock on the satisfaction of certain conditions. The Company has no guarantee that the conditions will be satisfied to require the purchase of all, or any additional amount, of the ELOC funds. On February 5, 2025, the Company entered into the SPA, with participation from a member of the Company’s Board and a single institutional investor, for the purchase and sale of (i) 2,551,020 shares of our common stock or common stock equivalents in lieu thereof; and (ii) February 2025 Common Warrants to purchase up to 2,551,020 shares of common stock, at a combined public offering price of $1.96 per share and warrant. In connection with this offering, the Company received net proceeds of approximately $4.3 million. Additionally, during the three months ended March 31, 2025, the Company received net proceeds from the exercise of the remaining Series A Preferred Warrants, the collection of subscriptions receivable and ELOC fundings of approximately $2.4 million. Any estimate as to how long the Company expects the net proceeds from the ELOC funding may fund the Company’s operations is based on assumptions that may prove to be wrong, and the Company could use its available capital resources sooner than its current expectations. Changing circumstances, some of which may be beyond the Company’s control, could result in less cash and cash equivalents available to fund operations or cause the Company to consume capital significantly faster than currently anticipated, and the Company may need to seek additional funds from additional sources sooner than planned.

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

Cash Flows

	For the Three Months Ended March 31,
		2024
	2025 (Successor)	(Pro forma, Predecessor and Successor)	Difference

Net cash used in operating activities	$(4,445,667)	$(5,080,058)	$634,391
Net cash provided by financing activities:	6,322,144	7,157,766	(835,622)
Net increase in cash and cash equivalents	$1,876,477	$2,077,708	$(201,231)

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2025 primarily reflected a net loss of $5.1 million, adjusted for the reconciliation of non-cash items such as depreciation expense of $0.1 million, stock-based compensation of $0.3 million, inducement expense of $0.2 million, and amortization of right-of-use asset of $0.2 million, and changes in operating asset and liabilities primarily consisting of an increase in prepaid expenses and other current assets of $0.3 million, an increase in accounts payable of $0.7 million, a decrease in accrued liabilities of $0.3 million, and a decrease in operating lease liabilities of $0.2 million.

Net cash used in operating activities for the three months ended March 31, 2024 primarily reflected a net loss of $2.3 million, adjusted for the reconciliation of non-cash items such as a gain of settlement of liabilities with vendors of $0.1 million, depreciation expense of $0.1 million, stock-based compensation of $0.1 million, amortization of right-of-use asset of $0.2 million and a gain on revaluation of earnout liability and the preferred stock warrant liability of $2.1 million, and changes in operating asset and liabilities primarily consisting of an increase in prepaid expenses and other current assets of $0.5 million, a decrease in accounts payable of $0.3 million, an increase in accrued liabilities of $0.1 million, and a decrease in operating lease liabilities of $0.2 million.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2025 amounted to $6.3 million as compared to $7.2 million for the three months ended March 31, 2024.

During the three months ended March 31, 2025, net cash provided by financing activities of $6.3 million was primarily attributable to the receipt of net proceeds of $0.5 million from the exercise of Series A Preferred Warrants, net proceeds of $1.2 million from the sale of common stock under the ELOC, proceeds of $0.7 million from the collection of stock subscriptions receivable from previous sales of common stock under the ELOC, and net proceeds from sale of common stock and pre-funded warrants of $4.3 million. Offset by the cash redemption of Series C Preferred Stock of $0.4 million.

During the three months ended March 31, 2024, net cash provided by financing activities of $7.2 million was primarily attributable to the receipt of net proceeds of $6.8 million from the sale of Series A Preferred Stock and $0.4 million from short-term borrowings.

Critical Accounting Estimates

Earnout liability - As a result of the Merger in February 2024, the Company recognized an earnout liability of $4.9 million on the merger date. The earnout liability is measured using unobservable (Level 3) inputs and was included in current liabilities on balance sheet. The Company estimated the fair value of the earnout liability by applying a Monte-Carlo simulation method using the Company’s projection of future operating results and the estimated probability of achievement of the earnout target metrics.  The Monte-Carlo simulation is a generally accepted statistical technique used to generate a defined number of valuation paths in order to develop a reasonable estimate of the fair value of the earnout liability. The liability is remeasured to fair value using the Monte-Carlo simulation method at each reporting period, and the change in fair value is recognized in other income (expense) until the contingency is resolved. During the three months ended March 31, 2024, the Company recorded a gain from change of fair value of the earnout liability of $1,800,000, which is included in other income (expenses), net on the accompanying consolidated statement of operations.

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

Recent Accounting Standards

See the section titled in Note 2 to the Company’s condensed consolidated financial statements for the quarter ended March 31, 2025, appearing elsewhere herein.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, as a result of the material weakness in internal control over financial reporting as described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2025.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of March 31, 2025, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1a. Risk Factors

Except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 15, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

The issuance of shares of our Common Stock upon conversion or exercise of our outstanding Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Common Warrants and other securities that we may issue in future financing transactions may result in substantial dilution to our stockholders.

As of May 14, 2025, the Company currently has outstanding (i) 1,429 shares of Series A Preferred Stock with a conversion value of approximately $1.4 million, convertible into shares of Common Stock at a conversion rate of the stated value thereof divided by a current effective conversion price of $1.96; (ii) 175 shares of Series B Preferred Stock with a conversion value of approximately $0.2 million, convertible into shares of Common Stock at a conversion rate of the stated value thereof divided by a floating conversion price of 80% of the lowest volume weighted average price during the five trading days immediately prior to conversion; (iii) 2,017 shares of Series C Preferred Stock th a stated value of approximately $2.0 million, convertible into shares of Common Stock at a conversion rate of the stated value thereof divided by a conversion price of $1.96 (iv) Series A Warrants to purchase 6,127 shares of Common Stock at an exercise price of $139.00 per share; (v) Series C Warrants to purchase 81,753 shares of Common Stock at an exercise price of $0.04; (vi) December 2024 and January 2025 Common Warrants to purchase an aggregate of 247,914 shares of Common Stock at an exercise price ranging from $5.61 to $5.82, (vii) February 2025 Common Warrants to purchase an aggregate of 2,551,020 shares of Common Stock at an exercise price of $1.96, (viii) Pre-Funded Warrants to purchase an aggregate of 215,740 shares of Common Stock at an exercise price of $0.0001, (ix) Public Warrants and Private Placement Warrants to purchase an aggregate of 91,925 shares of Common Stock at an exercise price of $1,150.00 per share and (x) 6,250 shares of Series D Preferred Stock with a conversion value of approximately $5 million, convertible into shares of Common Stock at a conversion rate of the stated value thereof divided by a current effective conversion price of $0.78.

Although each of the conversion price of most of the Preferred Shares and the exercise prices of the December 2024 Common Warrants, January 2025 Common Warrants, Series A Warrants and February 2025 Common Warrants are at or above the trading price of our Common Stock as of the date of this Quarterly Report, if such trading price increases, such conversion prices and exercise prices will not change as a result thereof and could be below the trading price of our Common Stock as of the date of any future conversion or exercise thereof, resulting in dilution to our stockholders. In addition, the terms of the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock and Series D Preferred Stock contain certain penalties and adjustments to the amount included in determination of the conversion rate following certain breaches of the Company’s obligations thereunder, including, among other things, as a result of a failure to file or cause the SEC to declare one or more registration statements relating to the resale of the shares of Common Stock issuable upon conversion thereof by specified deadlines, certain defaults under indebtedness of the Company or judgments against the Company and failure to deliver shares of Common Stock upon conversion in a timely manner. For example, the penalties and adjustments include a 25% premium added to the stated value for determining the conversion rate in connection with breaches other than the breach of the requirement to redeem the shares of Series A Preferred Stock and Series B Preferred Stock by August 14, 2025, which results in a 50% premium, and the addition to the stated value of an amount equal to the value of the shares of Common Stock into which the Series A Preferred Stock or Series B Preferred Stock would have been convertible if the conversion price were equal to 80% of the lowest volume weighted average price during the five trading days immediately prior to conversion. Such penalties and adjustments, which applied during the period when substantially all of the conversions since the Business Combination occurred as a result of a failure to file and cause the SEC to declare a registration statement with respect to the resale of the underlying shares in a timely manner, have resulted and may in the future result in the issuance of shares of Common Stock at an effective conversion price below the trading price of our Common Stock at the time of such conversion.

We cannot assure you that we will remain in compliance with all of the terms of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock or Series D Preferred Stock and that such penalties and adjustments will not apply in the future. In addition, we cannot assure you that we will not issue additional convertible or other derivative securities with highly dilutive penalty or adjustment provisions. As described elsewhere in this Quarterly Report, the Company needs to obtain financing to fund its research and development activities and clinical trials, as well as other operations. Under challenging conditions in the equity capital markets, particularly for pre-commercialization biotech companies, we may have no viable alternatives to agreeing to inclusion of such provisions in the terms of future financings.

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

Recently there have been significant changes to U.S. trade policies, sanctions, legislation, treaties and tariffs, including, but not limited to, trade policies and tariffs affecting products from outside of the U.S. For example, in early 2025, the U.S. imposed blanket 10% tariffs on virtually all imports to the U.S. and significantly higher tariffs applicable to imports from many countries, plus tariffs on specific goods of between 7.5% and 100%, which have resulted in other countries imposing additional tariffs on imports from the U.S., and actions by the U.S. are likely to continue to result in retaliatory responses. On April 9, 2025, the U.S. announced a temporary pause on its tariffs applicable to many countries but has stated that it might continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. President Trump also has said that he was considering tariffs of 25% or more on pharmaceutical and other products. He indicated that such tariff rates might increase substantially over the course of the year to allow manufacturers a phase-in period to allow potential on-shoring of manufacturing. It is unclear at this time whether and to what extent such tariffs will take place, or how affected countries may react. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any further trade restrictions, retaliatory trade measures and additional tariffs could result in higher input costs to our investigational candidates. We may not be able to fully mitigate the impact of these increased costs, which could adversely impact our business. While tariffs and other trade measures imposed by other countries on U.S. goods have not yet had a significant impact on our business or results of operations, we cannot predict further developments, and such existing or future tariffs could have a material adverse effect on our results of operations, financial position and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 6, 2025, 625 Series A Preferred Warrants were exercised into 625 shares of Series A Preferred Stock for gross cash proceeds of $500,000.

On January 6, 2025, the Company issued warrants to purchase an aggregate of 163,853 shares of Common Stock to a certain investor affiliated with each other to induce investors to exercise their Series A Preferred Warrants for cash (the “January 2025 Common Warrants”). The January 2025 Common Warrants are initially exercisable for cash at an initial exercise price equal to $5.82 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events). The January 2025 Common Warrants are exercisable beginning six months after the issuance date (the “Initial Exercisability Date”) and expire on the third anniversary of the Initial Exercisability Date. The January 2025 Common Warrants require “buy-in” payments to be made by us for failure to deliver any shares of Common Stock issuable upon exercise. If at the time of exercise of the January 2025 Common Warrants, there is no effective registration statement registering the shares of the Common Stock underlying the January 2025 Common Warrants, such warrants may be exercised on a cashless basis pursuant to their terms.

On March 10, 2025, the Company redeemed 316 shares of Series C Preferred Stock from certain investors for a cash payment of $395,000, or $1,250 per share of Series C Preferred Stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). None of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter covered by this report.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of CERo Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

3.2	Second Amended and Restated Bylaws of CERo Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on January 6, 2025).

3.4†	Certificate of Designation of Preferences, Rights and Limitations of the Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 25, 2025).

4.1	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 6, 2025).

4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on January 21, 2025).

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 6, 2025).

10.2	Placement Agency Agreement, dated February 5, 2025, by and between CERo Therapeutics Holdings, Inc., and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 6, 2025).

10.3+†	Securities Purchase Agreement, dated as of April 21, 2025, by and between CERo Therapeutics Holdings, Inc. and the investors named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 22, 2025).

10.4+	Form of Registration Rights Agreement by and between CERo Therapeutics Holdings, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 22, 2025).

10.5	Form of Consent Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 22, 2025).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File-the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments.

*	Filed herewith.

^	Furnished herewith.

+	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

†	Certain portions of this document that constitute confidential information have been redacted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERO THERAPEUTICS HOLDINGS, INC.

Date: May 15, 2025	By:	/s/ Chris Ehrlich
	Name:	Chris Ehrlich
	Title:	Interim Chairman and Chief Executive Officer
(Principal Executive Officer)

Date May 15, 2025	By:	/s/ Andrew Kucharchuk
	Name:	Andrew Kucharchuk
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)