Form 10-Q
period 2025-06-30
CERO THERAPEUTICS HOLDINGS, INC.
filed 2025-08-22
CIK 1870404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CERO	Nasdaq Capital Market
Warrants, each warrant exercisable for one two-thousandths of a share of Common Stock	CEROW	Nasdaq Capital Market

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

As of August 21, 2025, there were 1,205,402 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

CERO THERAPEUTICS HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2025

TABLE OF CONTENTS

		Page
PART 1 - FINANCIAL INFORMATION		1

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024	1
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2025 (Successor), the Three Months Ended June 30, 2024, Period from February 14, 2024 through June 30, 2024 (Successor), and January 1, 2024 through February 13, 2024 (Predecessor)	2
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the Three and Six Months ended June 30, 2025 (Successor), Periods from February 14, 2024 through June 30, 2024 (Successor), and January 1, 2024 through February 13, 2024 (Predecessor)	3
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 (Successor), Period from February 14, 2024 through June 30, 2024 (Successor), and January 1, 2024 through February 13, 2024 (Predecessor)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40
Item 4.	Controls and Procedures	40

PART II - OTHER INFORMATION		41

Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Mine Safety Disclosures	45
Item 5.	Other Information	45
Item 6.	Exhibits	46

SIGNATURES		48

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

●	our financial performance;

●	our ability to obtain additional cash and the sufficiency of our existing cash, cash equivalents and equity securities to fund our future operating expenses and capital expenditure requirements, including the development and, if approved, commercialization of our product candidates;

●	our ability to realize the benefits expected from the business combination (the “Business Combination”) pursuant to the Business Combination Agreement, dated as of June 4, 2023 (as amended, the “Business Combination Agreement”), by and among CERo Therapeutics, Inc. (“Legacy CERo”), Phoenix Biotech Acquisition Corp. (“PBAX”) and PBCE Merger Sub, Inc. (“Merger Sub”);

●	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;

●	the scope, progress, results and costs of developing CER-1236 or any other product candidates we may develop, and conducting preclinical studies and clinical trials;

●	the timing and costs involved in obtaining and maintaining regulatory approval of CER-1236 or any other product candidates we may develop, and the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations or accelerated approvals for our drug candidates for various indications;

●	current and future agreements with third parties in connection with the development and commercialization of CER-1236 or any other future product candidate;

●	our ability to advance product candidates into and successfully complete clinical trials;

●	the ability of our clinical trials to demonstrate the safety and efficacy of CER-1236 and any other product candidates we may develop, and other positive results;

●	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

●	the benefits of orphan drug designation and potential for orphan drug exclusivity in the future for CER-1236 and any other product candidates that may receive orphan drug designation;

●	our plans relating to the commercialization of CER-1236 and any other product candidates we may develop, if approved, including the geographic areas of focus and our ability to grow a sales team;

●	the success of competing drugs, therapies or other products that are or may become available;

●	developments relating to our competitors and our industry, including competing product candidates and therapies;

●	our plans relating to the further development and manufacturing of CER-1236 and any other product candidates we may develop, including additional indications that we may pursue for CER-1236 or other product candidates;

●	existing regulations and regulatory developments in the United States and other jurisdictions;

●	our potential and ability to successfully manufacture and supply CER-1236 and any other product candidates we may develop for clinical trials and for commercial use, if approved;

●	the rate and degree of market acceptance of CER-1236 and any other product candidates we may develop, as well as the pricing and reimbursement of CER-1236 and any other product candidates we may develop, if approved;

●	our expectations regarding our ability to obtain, maintain, protect and enforce intellectual property protection for CER-1236 and for any other product candidate;

●	our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of third parties;

●	our ability to realize the anticipated benefits of any strategic transactions;

●	our ability to attract and retain the continued service of our key personnel and to identify, hire, and then retain additional qualified personnel and our ability to attract additional collaborators with development, regulatory and commercialization expertise;

●	our ability to maintain proper and effective internal controls;

●	the ability to obtain or maintain the listing of our Common Stock and public warrants on the NASDAQ Stock Market (“Nasdaq”);

●	the impact of macroeconomic conditions and geopolitical turmoil on our business and operations, including interest rates, inflationary pressures, capital market disruptions, changes in governmental agencies, international tariffs, trade protection measures, economic sanctions and economic slowdowns or recessions;

●	our expectations regarding the period during which we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012 and as a smaller reporting company under the federal securities laws; and

●	our anticipated use of our existing cash, cash equivalents and equity securities.

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

Unless the context otherwise requires, the “Company,” for periods prior to the Closing, refers to CERo Therapeutics, Inc. (“Predecessor”), and for the periods after the Closing, refers to CERo Therapeutics Holdings, Inc. (“Successor”).

SELECTED DEFINITIONS

As used in this Quarterly Report, unless otherwise noted or the context otherwise requires, references to the following capitalized terms have the meanings set forth below:

“2024 ESPP” refers to the CERo Therapeutics Holdings, Inc. 2024 Employee Stock Purchase Plan, as amended as of the date of this Quarterly Report.

“2024 Plan” refers to the CERo Therapeutics Holdings, Inc. 2024 Equity Incentive Plan, as amended as of the date of this Quarterly Report.

“Arena” refers to Arena Business Solutions Global SPC II, Ltd. on behalf of and for the account of Segregated Portfolio #13 – SPC #13.

“Board of directors” refers to the board of directors of CERo.

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

“Charter” refers to CERo’s Second Amended and Restated Certificate of Incorporation, as filed with the Secretary of the State of Delaware February 14, 2024, as amended as of the date of this Quarterly Report.

“Class A Common Stock” refers to the CERo Class A common stock, par value $0.0001 per share.

“Closing” refers to the closing of the Business Combination.

“Common Stock” refers to the Class A common stock, par value $0.0001 per share, of CERo.

“Common Warrants” refers to the Public Warrants, Private Placement Warrants, the Conversion Warrants, the Series A Warrants, the Series C Warrants, the December 2024 Common Warrants, the January 2025 Common Warrants, the February 2025 Common Warrants and the February 2025 Pre-Funded Warrants.

“Conversion Warrants” refer to the warrants initially issued by CERo Therapeutics, Inc. and converted into warrants to purchase Common Stock in connection with the Business Combination.

“December 2024 Common Warrants” refer to the warrants to purchase shares of Common Stock, at a current exercise price of $112.20 per share, issued by the Company in a private placement on December 23, 2024.

“Earnout Shares” refer to the Primary Earnout Shares, the Secondary Earnout Shares and the Tertiary Earnout Shares, collectively.

“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

“FDA” refers to the U.S. Food and Drug Administration, or any successor agency thereto.

“February 2024 Keystone Purchase Agreement” refers to the Common Stock Purchase Agreement, dated as of February 14, 2024, by and between CERo and Keystone.

“February 2025 Common Warrants” refer to the warrants to purchase shares of Common Stock, at a current exercise price of $39.20 per share, issued by the Company in a public offering on February 7, 2025.

“February 2025 Pre-Funded Warrants” refer to the warrants to purchase shares of Common Stock, at an exercise price of $0.002 per share, issued in a public offering on February 7, 2025.

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

“First Securities Purchase Agreement” refers to the Amended and Restated Securities Purchase Agreement, dated as of February 14, 2024, by and among PBAX, Legacy CERo and certain investors, pursuant to which CERo agreed to issue and sell 10,089 shares of Series A Preferred Stock, 306 Series A Warrants and 2,500 Preferred Warrants.

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

“Fourth Securities Purchase Agreement” refers to the Securities Purchase Agreement, dated as of April 21, 2025, as amended as of June 25, 2025, by and among CERo and certain PIPE Investors, pursuant to which CERo agreed to issue and sell up to 10,000 shares of Series D Preferred Stock.

“Initial Public Offering” refers to the initial public offering of PBAX, which closed on October 8, 2021.

“January 2025 Common Warrants” refer to the warrants to purchase shares of Common Stock, at a current exercise price of $116.40 per share, issued by the Company in a private placement on January 6, 2025.

“Keystone” refers to Keystone Capital Partners, LLC.

“Keystone Purchase Agreements” refers to the February 2024 Keystone Purchase Agreement, November 2024 Keystone Purchase Agreement and the New Keystone Purchase Agreement.

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

“Merger Sub” refers to PBCE Merger Sub, Inc., a Delaware corporation.

“Nasdaq” refers to the Nasdaq Stock Market LLC.

“New Keystone Purchase Agreement” refers to the Common Stock Purchase Agreement, dated as of July 11, 2025, by and between CERo and Keystone.

“November 2024 Keystone Purchase Agreement” refers to the Common Stock Purchase Agreement, dated as of November 8, 2024, by and between CERo and Keystone.

“PBAX” refers to Phoenix Biotech Acquisition Corp., a Delaware corporation.

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

“Primary Earnout Shares” refer to the 600 shares of Common Stock issued to the holders of Legacy CERo common stock and Legacy CERo preferred stock in connection with the Business Combination, 500 of which are subject to vesting upon the achievement of certain stock price-based earnout targets and 100 of which are subject to vesting upon a change of control, respectively.

“Private Placement Warrants” refer to private placement warrants to purchase shares of Common Stock, at an exercise price of $23,000.00 per share, that were originally sold in a private placement concurrently with the Initial Public Offering.

“Public Warrants” refer to the warrants to purchase shares of Common Stock, at an exercise price of $23,000.00 per share, that were originally issued in the Initial Public Offering.

“Reverse Stock Splits” refers to the Company’s reverse stock split that became effective at 12:01 a.m. Eastern time on January 8, 2025, pursuant to which each 100 shares of Common Stock outstanding immediately prior thereto was converted into 1 share of Common Stock outstanding immediately thereafter, and to the Company’s reverse stock split that became effective at 12:01 a.m. Eastern time on June 13, 2025, pursuant to which each 20 shares of Common Stock outstanding immediately prior thereto was converted into 1 share of Common Stock outstanding immediately thereafter.

“Rollover Warrants” refer to warrants to purchase shares of Common Stock, at an exercise price of $20,000.00 per share, that were converted from Legacy CERo warrants in connection with the Business Combination.

“SEC” refers to the U.S. Securities and Exchange Commission.

“Secondary Earnout Shares” refer to the 438 shares of Common Stock issued to the holders of Legacy CERo common stock and Legacy CERo preferred stock in connection with the Business Combination, which became fully vested at Closing.

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

“Series A Certificate of Designations” refers to the Certificate of Designations of Rights and Preferences of the Series A Preferred Stock, as amended from time to time.

“Series A Preferred Stock” refers to the Series A convertible preferred stock, $0.0001 par value per share, of CERo.

“Series A Warrants” refers to warrants to purchase Common Stock, at a current exercise price of $2,780.00 per share, sold to certain investors pursuant to the First Securities Purchase Agreement.

“Series B Certificate of Designations” refers to the Certificate of Designations of Rights and Preferences of the Series B Preferred Stock, as amended from time to time.

“Series B Preferred Stock” refers to the Series B convertible preferred stock, $0.0001 par value per share, of CERo.

“Series C Certificate of Designations” refers to the Certificate of Designations of Rights and Preferences of the Series C Preferred Stock, as amended from time to time.

“Series C Preferred Stock” refers to the Series C convertible preferred stock, $0.0001 par value per share, of CERo.

“Series C Warrants” refers to warrants to purchase shares of Common Stock, at a current exercise price of $0.80 per share, sold to certain investors pursuant to the Third Securities Purchase Agreement.

“Series D Certificate of Designations” refers to the Certificate of Designations of Rights and Preferences of the Series D Preferred Stock, as amended from time to time.

“Series D Preferred Stock” refers to the Series D convertible preferred stock, $0.0001 par value per share, of CERo.

“Sponsor” refers to Phoenix Biotech Sponsor, LLC, a Delaware limited liability company.

“Tertiary Earnout Shares” refer to the 500 shares of Common Stock issued to the holders of Legacy CERo common stock and Legacy CERo preferred stock in connection with the Business Combination, which became fully vested upon the achievement of certain regulatory milestone-based earnout targets.

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

“Third Securities Purchase Agreement” refers to the Securities Purchase Agreement, dated as of September 25, 2024, by and among CERo and certain investors, pursuant to which CERo agreed to issue and sell 2,853 shares of Series C Preferred Stock and the Series C Warrants to purchase 4,088 shares of Common Stock.

“Warrant Common Shares” refer to the shares of Common Stock underlying the Common Warrants.

“Warrant Preferred Shares” refer to the shares of Preferred Stock underlying the Preferred Warrants.

“Warrants” refer to the Rollover Warrants, the Private Placement Warrants, the Series A Warrants, the Series C Warrants, the December 2024 Common Warrants, the January 2025 Common Warrants, the Public Warrants, the February 2025 Common Warrants and the February 2025 Pre-Funded Warrants.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

CERO THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS

Current assets:
Cash, restricted cash, and cash equivalents	$3,302,674	$3,327,060
Prepaid expenses and other current assets	443,892	274,749
Investment in equity securities, at cost	500,000	-
Deferred offering costs	-	112,232
Total current assets	4,246,566	3,714,041

Deferred offering costs, net of current portion	500,000	500,000
Operating lease right-of-use assets	1,072,950	1,464,367
Property and equipment, net	382,806	528,521
Total assets	$6,202,322	$6,206,929

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$6,213,045	$4,507,318
Accrued liabilities	365,060	1,913,175
Operating lease liability	934,310	876,392
Earnout liability	20,000	20,000
Deemed dividend – common stock liability, 692 shares	85,500	85,500
Total current liabilities	7,617,915	7,402,385

Operating lease liability, net of current portion	218,308	699,107
Total liabilities	7,836,223	8,101,492

Commitments and contingencies

Stockholders’ deficit:
Series C convertible preferred stock, $0.0001 par value; 2,853 shares authorized; 60 and 2,853 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively; liquidation preference of $60,000 at June 30, 2025	46,935	1,249,999
Series D convertible preferred stock, $0.0001 par value; 12,500 shares authorized; 9,503 and 0 issued and outstanding at June 30, 2025 and December 31, 2024, respectively; liquidation preference of $11,687,500 at June 30, 2025	7,240,180	-
Series A convertible preferred stock, $0.0001 par value; 12,580 shares authorized; 1,429 and 1,894 issued and outstanding at June 30, 2025 and December 31, 2024, respectively; liquidation preference of $1,429,000 at June 30, 2025	1,287,315	1,708,396
Series B convertible preferred stock, $0.0001 par value; 626 shares authorized; 0 and 273 issued and outstanding at June 30, 2025 and December 31, 2024, respectively; No liquidation preference at June 30, 2025	-	218,051
Class A common stock; $0.0001 par value; 1,000,000,000 shares authorized; 1,194,802 and 120,794 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	119	12
Additional paid-in capital	71,311,399	67,142,276
Stock subscription receivable	(78,750)	(1,295,444)
Accumulated deficit	(81,441,099)	(70,917,853)
Total stockholders’ deficit	(1,633,901)	(1,894,563)
Total liabilities and stockholders’ deficit	$6,202,322	$6,206,929

See accompanying notes to the condensed consolidated financial statements

Reflects a 1-for-100 reverse stock split effective January 8, 2025 and 1-for-20 reverse stock split effective June 13, 2025

CERO THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2025	For the Period from February 14, 2024 through June 30, 2024	For the Period from January 1, 2024 through February 13, 2024
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
Operating expenses:
Research and development	$2,753,963	$2,714,344	$5,661,790	$3,618,359	$764,192
General and administrative	1,969,828	2,433,893	4,012,532	5,184,815	132,941
Total operating expenses	4,723,791	5,148,237	9,674,322	8,803,174	897,133
Loss from operations	(4,723,791)	(5,148,237)	(9,674,322)	(8,803,174)	(897,133)

Other income (expenses):
Gain from settlement of liabilities with vendors	-	447,335	-	589,223	-
Other expenses	-	(630,775)	-	(630,775)
Change in fair value of earnout and derivative liabilities	-	2,900,000	-	4,700,000	320,117
Stock-based inducement expense	(707,300)	-	(863,550)	-	-
Interest income (expense), net	13,776	(16,977)	14,626	(31,411)	4,805

Total other income (expenses), net	(693,524)	2,699,583	(848,924)	4,627,037	324,922
Net loss	(5,417,315)	(2,448,654)	(10,523,246)	(4,176,137)	(572,211)
Deemed dividend on Series A, B and C Preferred Stock	(24,700,374)	-	(24,964,518)	-	-
Deemed dividend related to Series C Common Warrants	-	-	(84,083)	-	-
Net loss attributable to common shareholders	$(30,117,689)	$(2,448,654)	$(35,571,847)	$(4,176,137)	$(572,211)

Net loss per common share:
Basic and diluted	$(61.71)	$(302.32)	$(107.60)	$(531.35)	$(1,959.63)
Weighted average common shares outstanding:
Basic and diluted	488,076	8,099	330,603	7,859	292

See accompanying notes to the condensed consolidated financial statements

Reflects a 1-for-100 reverse stock split effective January 8, 2025 and 1-for-20 reverse stock split effective June 13, 2025

CERO THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

	Convertible Preferred Stock													Total
	Series A		Series B		Series C		Series D		Series A Common Stock		Additional Paid-in	Stock Subscriptions	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance at December 31, 2024 (Successor)	1,894	$1,708,396	273	$218,051	2,853	$1,249,999	-	$-	120,794	$12	$67,142,276	$(1,295,444)	$(70,917,853)	$(1,894,563)
Issuance of shares of Series A Preferred Stock upon exercise of Series A Preferred Warrants	625	500,000	-	-	-	-	-	-	-	-	(500,000)	500,000	-	500,000
Sale of common stock	-	-	-	-	-	-	-	-	15,000	2	587,998	-	-	588,000
Sale of pre-funded warrants, net of issuance costs of $839,004	-	-	-	-	-	-	-	-	-	-	3,572,795	-	-	3,572,795
Exercise of pre-funded warrants	-	-	-	-	-	-	-	-	91,214	9	173			182
Purchases of shares of Common Stock under Keystone ELOC	-	-	-	-	-	-	-	-	14,531	1	1,227,240	-	-	1,227,241
Collection of stock subscriptions receivable related to prior Keystone ELOC purchases	-	-	-	-	-	-	-	-	-	-	-	716,694	-	716,694
Issuance of shares of Common Stock upon conversion of Series A Preferred Stock	(1,090)	(921,081)	-	-	-	-	-	-	14,447	1	921,080	-	-	-
Issuance of shares of Common Stock upon conversion of Series B Preferred Stock	-	-	(75)	(59,904)	-	-	-	-	2,500	-	59,904	-	-	-
Redemption of Series C Preferred Stock	-	-	-	-	(316)	(267,856)	-	-	-	-	(127,144)	-	-	(395,000)
Stock-based inducement expense related to conversion of Series A Preferred Stock	-	-	-	-	-	-	-	-	-	-	156,250	-	-	156,250
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	304,946	-	-	304,946
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(5,105,931)	(5,105,931)
Balance at March 31, 2025 (Successor)	1,429	1,287,315	198	158,147	2,537	982,143	-	-	258,486	25	73,345,518	(78,750)	(76,023,784)	(329,386)
Exercise of pre-funded warrants	-	-	-	-	-	-	-	-	10,550	1	20	-	-	21
Purchases of shares of Common Stock under Keystone ELOC, net of issuance costs of $124,131	-	-	-	-	-	-	-	-	75,064	8	481,963	-	-	481,971
Issuance of shares of Common Stock upon conversion of Series B Preferred Stock	-	-	(198)	(158,147)	-	-	-	-	42,258	4	158,143	-	-	-
Issuance of shares of Common Stock upon conversion of Series C Preferred Stock	-	-	-	-	(2,477)	(935,208)	-		808,444	81	935,127	-	-	-
Issuance of series D Preferred Stock for cash and equity securities, net of issuance costs of $362,220	-	-	-	-	-	-	9,503	7,240,180	-	-	(4,500,000)	-	-	2,740,180
Stock-based inducement expense related to conversion of Series C Preferred Stock	-	-	-	-	-	-	-	-	-	-	707,300	-	-	707,300
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	183,328	-	-	183,328
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(5,417,315)	(5,417,315)
Balance at June 30, 2025 (Successor)	1,429	$1,287,315	-	$-	60	$46,935	9,503	$7,240,180	1,194,802	$119	$71,311,399	$(78,750)	$(81,441,099)	$(1,633,901)

	Convertible Preferred Stock													Total
	Series A		Series B		Series C		Series D		Series A Common Stock		Additional Paid-in	Stock Subscriptions	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance at February 14, 2024 (Successor)	10,089	$8,937,852	-	$-	-	$-	-	$-	7,266	$1	$53,899,885	$(2,000,000)	$(63,185,641)	$(2,347,903)
Issuance of Series B shares sold to investors for stock subscription receivable	-	-	626	500,000	-	-	-	-	-	-	-	(500,000)	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	96,289	-	-	96,289
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(1,727,483)	(1,727,483)
Balance at March 31, 2024 (Successor)	10,089	8,937,852	626	500,000	-	-	-	-	7,266	1	53,996,174	(2,500,000)	(64,913,124)	(3,979,097)
Cash received for Series B stock subscription	-	-	-	-	-	-	-	-	-	-	-	500,000	-	500,000
Issuance of Series A shares for rounding purchases	3	1,875	-	-	-	-	-	-	-	-	128	-	-	2,003
Issuance of common stock for Arena Equity Line of Credit (ELOC)	-	-	-	-	-	-	-	-	173	-	500,000	-	-	500,000
Purchases of Common Stock under Keystone ELOC, net of issuance costs of $933,345 and subscriptions receivable of $194,971	-	-	-	-	-	-	-	-	3,930	-	1,700,113	(194,971)	-	1,505,142
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	1,388,738	-	-	1,388,738
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,448,654)	(2,448,654)
Balance at June 30, 2024 (Successor)	10,092	$8,939,727	626	$500,000	-	$-	-	$-	11,369	$1	$57,585,153	$(2,194,971)	$(67,361,778)	$(2,531,868)

	Convertible Preferred Stock						Additional		Total
	Series Seed		Series A		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023 (Predecessor)	5,155,703	$4,077,560	22,764,764	$38,023,784	292	$-	$1,032,126	$(43,089,821)	$(42,057,695)
Stock based compensation	-	-	-	-	-	-	4,431	-	4,431
Net loss	-	-	-	-	-	-	-	(572,211)	(572,211)
Balance at February 13, 2024 (Predecessor)	5,155,703	$4,077,560	22,764,764	$38,023,784	292	$-	$1,036,557	$(43,662,032)	$(42,625,475)

See accompanying notes to the condensed consolidated financial statements

Reflects a 1-for-100 reverse stock split effective January 8, 2025 and 1-for-20 reverse stock split effective June 13, 2025

CERO THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Six Months ended June 30, 2025	For the Period from February 14, 2024 through June 30, 2024	For the Period from January 1, 2024 through February 13, 2024
	(Successor)	(Successor)	(Predecessor)
Cash flows from operating activities:
Net loss	$(10,523,246)	$(4,176,137)	$(572,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from settlement of liabilities with vendors	-	(589,223)	-
Depreciation expense	145,715	190,591	37,356
Stock-based compensation	488,274	1,485,027	4,431
Amortization of right-to-use operating lease asset	391,417	237,607	115,859
Stock-based inducement expense	863,550	-	-
Amortization of debt discount	-	-	(1,875)
Gain on revaluation of earnout and derivative liabilities	-	(4,700,000)	(320,117)
Change in assets and liabilities:
Prepaid expenses and other current assets	(169,143)	(411,224)	142,687
Accounts payable	561,901	(679,551)	128,429
Accrued liabilities	(404,289)	991,399	(50,370)
Operating lease liability	(422,881)	(328,374)	(121,589)
Net cash used in operating activities	(9,068,702)	(7,979,885)	(637,400)
Cash flows from financing activities:
Proceeds from issuance of Series A Preferred Stock, net of issuance costs	-	6,757,700	-
Advances from shareholder	-	13,731	-
Payment of sponsor loans	-	(19,715)	-
Proceeds from exercise of Series A Preferred warrants	500,000	-	-
Proceeds from short-term borrowings, net	-	408,052	-
Payments for short term borrowings	-	(149,340)	-
Proceeds from share purchases under ELOC, net of issuance costs	2,425,906	2,238,488	-
Proceeds received from sale of Series B Preferred Stock	-	500,000	-
Proceeds received from sale of Series D Preferred Stock, net of issuance costs	2,240,180	-	-
Proceeds received from sale of common stock and warrants	588,000	-	-
Proceeds received from sale of pre-funded warrants, net of issuance costs	3,685,027	-	-
Proceeds from exercise of pre-funded warrants	203	-	-
Cash redemption of Series C Preferred Stock	(395,000)	-	-
Net cash provided by financing activities	9,044,316	9,748,916	-

Net increase (decrease) in cash and cash equivalents	(24,386)	1,769,031	(637,400)

Cash, restricted cash and cash equivalents at beginning of period	3,327,060	1,877,995	1,601,255

Cash, restricted cash and cash equivalents at end of period	$3,302,674	$3,647,026	$963,855

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash and cash equivalents	$3,227,918	$3,567,270	$963,855
Restricted cash	74,756	79,756	-
Cash, restricted cash and cash equivalents	$3,302,674	$3,647,026	$963,855

NON-CASH FINANCING ACTIVITIES:
Issuance of common shares to Keystone Capital LLC for equity line of credit	$-	$250,000	$-
Issuance of common shares to Arena Investors LP for equity line of credit	$-	$500,000	$-
Conversion of Series A, Series B and Series C Preferred Stock to common stock	$2,074,340	$-	$-
Reclassification of deferred offering costs to additional paid-in capital	$112,232	$-	$-
Reclassification of accrued expenses to accounts payable	$1,143,826	$-	$-
Issuance of Series D preferred stock for investment in equity securities	$500,000	$-	$-

See accompanying notes to the condensed consolidated financial statements

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025

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

The Company is an innovative immunotherapy company advancing the development of next generation engineered T cell therapeutics for the treatment of cancer. The Company’s proprietary approach to T cell engineering, which enables it to integrate certain desirable characteristics of both innate and adaptive immunity into a single therapeutic construct, is designed to engage the body’s full immune repertoire to achieve optimized cancer therapy. The Company is in early clinical development but has not yet begun product commercialization. The Company’s efforts will focus on continued product development, including clinical development, to support regulatory approval to commercialize and subsequent product commercialization.

In November 2024, the U.S. Food and Drug Administration (“FDA”) cleared the Company’s Investigational New Drug Application for Phase 1 clinical trial of its lead compound, CER-1236, in acute myelogenous leukemia (“AML”), and in May 2025 announced the first patient was dosed with CER-1236 in a Phase 1/1b trial of AML. In June 2025, the Company announced the completion of the initial evaluation of the first patient in its Phase 1/1b trial without any dose-limiting toxicity and dosed the second AML patient in July 2025.

We submitted a second Investigational New Drug (“IND”) application for the investigation of CER-T cell therapy in NSCLC and ovarian cancer, which was accepted by the FDA on March 27, 2025.

Reverse Stock Splits – On January 8, 2025, the Company effected a reverse stock split of our shares of common stock at a ratio of 1-for-100 and on June 13, 2025, the Company effected a reverse stock split of our shares of common stock at a ratio of 1-for-20 (the “Reverse Stock Splits”). The Company’s common stock continued to trade on Nasdaq on a post-split basis under the Company’s existing trading symbol, “CERO”.

All of the Company’s historical share and per share information related to issued and outstanding common stock and outstanding options and warrants exercisable for common stock in these financial statements have been adjusted, on a retroactive basis, to reflect the Reverse Stock Splits.

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

Going concern – The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital to fund its research and development (“R&D”) activities and meet its obligations on a timely basis. As of June 30, 2025, the Company reported approximately $3.2 million of cash and cash equivalents, with an accumulated deficit of approximately $81.4 million. On February 5, 2025, we entered into a securities purchase agreement (the “SPA”), with participation from a member of the Company’s board of directors and a single institutional investor, for the purchase and sale of (i) 127,551 shares of our common stock or common stock equivalents in lieu thereof; and (ii) common warrants to purchase up to 127,551 shares of common stock, at a combined public offering price of $39.20 per share and warrant. In connection with this offering, we received net proceeds of approximately $4.2 million. Additionally, during the six months ended June 30, 2025, we received net proceeds from the exercise of the remaining Series A Preferred Warrants, the collection of subscriptions receivable and ELOC fundings of approximately $2.9 million. Furthermore, during the six months ended June 30, 2025, we received net proceeds from the sales of Series D preferred stock of approximately $2.2 million. Additional funds are necessary to maintain current operations and to continue R&D activities. However, there can be no assurance that sufficient funding will be available to allow the Company to successfully continue its R&D activities and planned regulatory filings with the FDA. If the Company is unable to obtain the necessary funds, significant reductions in spending and the delay or cancellation of planned activities may be necessary. These actions would have a material adverse effect on the Company’s business, results of operations, and prospects. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements are issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Unless the context otherwise requires, the “Company,” for periods prior to the Closing, refers to CERo Therapeutics, Inc. (“Predecessor”), and for the periods after the Closing, refers to CERo Therapeutics Holdings, Inc. (“Successor”). As a result of the Merger, the results of operations, financial position and cash flows of the Predecessor and the Company are not directly comparable. CERo Therapeutics, Inc. was deemed to be the Predecessor entity. Accordingly, the historical financial statements of CERo Therapeutics, Inc. became the historical financial statements of the combined Company, upon the consummation of the Merger. As a result, the financial statements included in this report reflect (i) the historical operating results of CERo Therapeutics, Inc. prior to the Merger and (ii) the combined results of the Company, CERo Therapeutics Holdings, Inc., following the Merger. The accompanying unaudited condensed consolidated financial statements include a Predecessor period, which includes the period from January 1, 2024 to February 13, 2024 concurrent with the Merger, and Successor periods from February 14, 2024 through June 30, 2024, for the three months ended June 30, 2024, and for the three and six months ended June 30, 2025. A black line between the Successor and Predecessor periods has been placed in the unaudited condensed consolidated financial statements and in the tables to the notes to the condensed consolidated financial statements to highlight the lack of comparability between these two periods.

Use of estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses incurred during the reporting period. Items subject to such estimates and assumptions include the estimates of the fair value of investments in equity securities, the fair value of convertible preferred stock, common stock, and preferred stock warrant liability, the fair value of stock-based compensation expense, the present value of right-to-use assets and lease liabilities, the valuation of earnout liability, and the valuation allowance associated with deferred tax assets. Actual results could differ from those estimates.

Cash, restricted cash, and cash equivalents – The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents. As of June 30, 2025 and December 31, 2024, cash and cash equivalents consist of cash deposited with banks, including a money market sweep account, and restricted cash of $74,756 and $74,756, respectively, held on account by a financial institution as collateral for a demand letter of credit issued as a real estate security deposit.

Investment in equity securities - The Company’s investment in equity securities consists of Series D Preferred Stock of Stella Diagnostics, Inc. (“Stella”). Investments in equity securities are initially measured at cost. Cost is based upon either the cost of the investment or the estimated market value of the investment at the time it was acquired, whichever can be more clearly determined. The Company has elected the measurement alternative for equity securities without readily determinable fair values. Under this alternative, if the Company identifies an observable price change in an orderly transaction for an identical or similar investment of the same issuer, the Company measures the equity security at fair value as of the date that the observable transaction occurred. Any adjustments resulting from observable price changes are recognized in earnings. The Company monitors these investments for changes in observable prices from orderly transactions and assesses them for impairment. If an equity security is deemed to be impaired, an impairment loss is recognized in earnings, measured as the difference between the investment’s cost and its fair value at the impairment assessment date.

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

Impairment of long-lived assets – The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. Through June 30, 2025, the Company has not experienced any impairment losses on its long-lived assets.

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

The accounting for leases includes a number of reassessment and re-measurement requirements for lessees based on certain triggering events or impairment conditions. There were no impairment indicators identified in each of the six months periods ended June 30, 2025 and 2024, that would require impairment testing of the Company’s right-of-use assets.

Certain of the Company’s leases include variable lease costs to reimburse the lessor for real estate tax and insurance expenses, and certain non-lease components that transfer a distinct service to the Company, such as common area maintenance services. The Company has elected to separate the accounting for fixed lease components and variable and non-lease components for real estate and equipment leases. The variable lease costs are recorded on the condensed consolidated statement of operations as rent expense, within general and administrative expenses. The Company does not have any financing leases as of June 30, 2025 or December 31, 2024.

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

Preferred stock warrant liability – Warrant accounting requires liability classification of warrants when the warrants include a conditional obligation, once the warrant is exercised, that would require the Company to redeem its equity shares. Warrants are analyzed to determine whether the warrant is a freestanding instrument and if so, whether the warrant was issued in a transaction with other instrument(s). If a freestanding warrant is issued with other instruments in a single transaction, then the proceeds of the transaction are allocated first to the fair value of the warrant, with the remainder being allocated to the other instruments. Any warrants considered a liability are remeasured as of each reporting period end, with any changes in fair value recognized as interest and other income, net in the statement of operations. The Company has determined any warrant liability is a Level 3 instrument in the fair value measurements hierarchy. The Company has not included the effect of preferred stock warrants in the calculation of diluted loss per share since the inclusion of such warrants would be anti-dilutive. As of June 30, 2025 and December 31, 2024, there was no preferred stock warrant liability,

Earnout liability - As a result of the Merger in February 2024, the Company recognized an initial earnout liability of approximately $4.9 million on the merger date. The earnout liability is measured using unobservable (Level 3) inputs and is included in current liabilities on the accompanying consolidated balance sheet. The Company estimated the fair value of the earnout liability by applying a Monte-Carlo simulation method using the Company’s projection of future operating results and the estimated probability of achievement of the earnout target metrics.  The Monte-Carlo simulation is a generally accepted statistical technique used to generate a defined number of valuation paths in order to develop a reasonable estimate of the fair value of the earnout liability. The liability is remeasured to fair value using the Monte-Carlo simulation method at each reporting period, and the change in fair value is recognized in other income (expense) until the contingency is resolved. During the three months and six month period ended June 30, 2024, the Company recorded a gain from change of fair value of the earnout liability of $2,900,000 and $4,700,000, respectively, which is included in other income (expense), net on the accompanying unaudited condensed consolidated statement of operations. During the three and six months ended June 30, 2025, the Company did not record a gain or loss from change of fair value of the earnout liability.

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

Carrying amounts of certain of the Company’s financial instruments, including cash, restricted cash, and cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate fair value due to their relatively short maturities.

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

On June 30, 2025 and December 31, 2024, the fair value of the Company’s earnout liability (see Note 10 for details) was classified as follows:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Earnout liability	$-	$-	$20,000	$20,000

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Earnout liability	$-	$-	$20,000	$20,000

The change in the fair value measurement using significant inputs (Level 3) is summarized below:

Preferred stock warrant liability (Predecessor):
Balance at December 31, 2023	$320,117
Gain on revaluation of warrant liability	(320,117)
Balance at February 14, 2024	$-

Earnout liability (Successor):
Balance at February 14, 2024	$4,900,000
Gain on revaluation of earnout liability	(4,700,000)
Balance at June 30, 2024	$200,000

Earnout liability (Successor):
Balance at December 31, 2024	$20,000
Gain on revaluation of earnout liability	-
Balance at June 30, 2025	$20,000

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

NOTE 3 – BUSINESS COMBINATION

Business Combination Agreement - On June 6, 2023, CERo Therapeutics, Inc. (“Predecessor”), which was incorporated in Delaware on September 23, 2016, and based in South San Francisco, California, entered into the BCA with PBCE Merger Sub, Inc., a wholly-owned subsidiary of PBAX, and PBAX, with the surviving operating entity being named CERo Therapeutics Holdings, Inc. (“Successor” or the “Company”), and such transaction, the “Business Combination” or “Merger”.

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

The BCA was amended on February 5, 2024 and again on February 13, 2024. The Merger closed on February 14, 2024 (the “Closing”), at which time the following occurred:

1.	The outstanding shares of Predecessor’s preferred stock were converted into 2,208 shares of Common Stock, par value $0.0001 per share (the “Common Stock”), valued at $21,635,926.

2.	The outstanding shares of Predecessor’s common stock were converted into 292 shares of Common Stock, valued at $2,864,074.

3.	Each holder of Predecessor’s common stock received a pro rata portion of up to 600 earnout shares of restricted Common Stock, valued at $5,880,000, 500 shares of which are subject to vesting upon the achievement of certain stock price-based earnout targets and 100 shares of which are subject to vesting upon a change of control, respectively.

4.	Certain holders of Predecessor’s common stock received a pro rata portion of 438 earnout shares of Common Stock, valued at $4.29 million, which became fully vested upon the Closing.

5.	Certain holders of Predecessor’s common stock and convertible bridge notes received a pro rata portion of 500 earnout shares (the “IND Earnout shares”) of restricted Common Stock, valued at $4,900,000, which vested when the Company filed an investigational new drug (“IND”) application with the Food and Drug Administration (“FDA”). The earning of these shares was accompanied by a forfeiture of 500 restricted shares of Common Stock held by the sponsor following receipt of an acknowledgement notice by the Sponsor.

6.	Each outstanding Predecessor option was converted into an option to purchase a number of shares of Common Stock, equal to the Predecessor’s common stock underlying the option multiplied by the Exchange Ratio factor of 0.064452, at an exercise price per share equal to the Predecessor option exercise price divided by the Exchange Ratio factor.

7.	Each warrant to purchase the Predecessor’s preferred stock was converted into a warrant to acquire a number of shares of Common Stock obtained by dividing the warrant as-if-exercised liquidation preference by $1,000.00, with the exercise price equal to the total Predecessor warrant exercise amount divided by the number of shares of Common Stock issuable upon exercise.

8.	The Predecessor’s bridge notes automatically converted into shares of the Company’s Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), at a conversion price equal to $750 per share of Series A Preferred Stock.

The Company issued, transferred from the Sponsor, or reserved for issuance an aggregate of 4,200 shares of Common Stock to the holders of Predecessor common stock and Predecessor preferred stock or reserved for issuance upon exercise of rollover (from Predecessor to Successor) options and warrants as consideration in the Merger.

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

The following is a summary of the purchase price calculation:

Number of shares of Common Stock	2,500
Multiplied by PBAX’s share price, as of the Closing	$11,700.00
Total	$29,250,000
Fair value of PBAX founder’s shares converted to shares of Common Stock and transferred to Predecessor stockholders	$5,118,750
Fair value of contingent Common Stock consideration	$12,870,000
Total Common Stock consideration	$47,238,750
Assumed liabilities	3,311,153
Total purchase price	$50,549,903

The allocation of the purchase price was as follows:

Cash	$963,855
Net working capital deficit (excluding cash and cash equivalents)	(1,819,514)
Fixed assets	929,346
Acquired in-process research and development	45,640,000
Net assets acquired	45,713,687
Loss on consolidation of VIE	4,836,216
Total purchase price	$50,549,903

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

	Convertible
	Preferred Stock		Series A		Additional	Stock
	Series A		Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total
PBAX Closing Equity as of February 13, 2024	-	$-	2,741	$-	$547	$-	$(12,709,426)	$(12,708,879)
Forfeiture of founders shares	-	-	(438)	-	-	-	-	-
Adjusted shares outstanding	-	-	2,303	-	547	-	(12,709,426)	(12,708,879)
Shares issued as consideration in the Merger	-	-	4,038	1	47,238,749	-	-	47,238,750
Loss on VIE consolidation	-	-	-	-	-	-	(4,836,216)	(4,836,216)
Expense IPR&D	-	-	-	-	-	-	(45,640,000)	(45,640,000)
Reclassification of public shares	-	-	41	-	911,358	-	-	911,358
Issuance of common stock as payment to vendors	-	-	825	-	3,182,550	-	-	3,182,550
Elimination of deferred underwriting fees	-	-	-	-	5,690,000	-	-	5,690,000
Reclassification of earnout liability	-	-	-	-	(4,900,000)	-	-	(4,900,000)
Conversion of CERo bridge notes and accrued interest into Series A preferred stock	630	627,154	-	-	-	-	-	627,154
Conversion of working capital loan into Series A preferred stock	1,605	1,555,000	-	-	-	-	-	1,555,000
Issuance of Series A shares sold to investors, net	7,854	6,755,698	-	-	(856,663)	-	-	5,899,035
Issuance of Series A Preferred Warrants	-	-	-	-	2,000,000	(2,000,000)	-	-
Issuance of common shares to Keystone Capital LLC for equity line of credit	-	-	59	-	633,345	-	-	633,345
Opening Equity at February 14, 2024 (Successor)	10,089	$8,937,852	7,266	$1	$53,899,885	$(2,000,000)	$(63,185,641)	$(2,347,903)

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

The following table summarizes the number of shares of Common Stock issuable upon conversion or exercise, as applicable, of convertible securities, stock options, and warrants that were not included in the calculation of diluted net loss per share because such shares are anti-dilutive:

	For the three and six months ended June 30,	For the three months ended June 30, 2024 and for the period from February 14, 2024 through June 30,	For the period from January 1, 2024 through February 14,
	2025	2024	2024
	(Successor)	(Successor)	(Predecessor)
Conversion of convertible preferred stock issued and outstanding	647,151	527	900
Conversion of convertible preferred stock underlying convertible preferred stock warrants	-	119	60
Exercise of warrants for common stock	159,724	5,080	-
Common stock underlying outstanding options (2024 Plan)	74,151	2,520	25
	881,026	8,246	985

Restricted common stock can be issued to directors, executives or employees of the Company and are subject to time-based vesting. These potential shares are excluded from the computation of basic loss per share as these shares are not considered outstanding until vested. No unvested restricted common stock awards were issued or outstanding during the six months ended June 30, 2025 or the six month period ended June 30, 2024.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
	(Successor)	(Successor)
Laboratory equipment	$2,507,839	$2,507,839
Computers	38,323	38,323
Furniture	8,429	8,429
Total cost	2,554,591	2,554,591
Less: accumulated depreciation	(2,171,785)	(2,026,070)
Property and equipment, net	$382,806	$528,521

Successor depreciation expense for the three months ended June 30, 2025 and 2024 was $76,294 and $114,304, and for the six months ended June 30, 2025 and for period from February 14, 2024 through June 30, 2024 Successor depreciation expense was $145,715 and $190,591, respectively. Predecessor depreciation expense for the period January 1, 2024 through February 13, 2024 was $37,356.

NOTE 6 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
	(Successor)	(Successor)
Employee-related liabilities	$5,850	$244,302
Accrued franchise taxes	78,448	78,448
Accrued legal expenses	-	593,825
Insurance payable	138,663	-
Penalty for late S-1 filing and effectiveness	55,000	55,000
Accrued consulting and professional services	87,099	941,600
	$365,060	$1,913,175

NOTE 7 – LEASES

As of June 30, 2025 and December 31, 2024, the Company holds a five-year lease for laboratory and office space. The lease has escalating contractual rent and variable rent components and the Company elected to separate the contractual and variable elements for valuing the operating lease liability and right-to-use asset. The lease does not have any options for extension or expansion. The Company recorded the following lease costs:

	For the three months ended June 30,		For the six months ended June 30,	For the period from February 14, 2024 through June 30,	For the period from January 1, 2024 through February 13,
	2025	2024	2025	2024	2024
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
Operating leases:
Operating lease cost	$229,331	$237,925	$458,662	$356,371	$110,885
Variable operating lease cost	224,874	174,349	412,604	264,504	84,401
Total lease cost	$454,205	$412,274	$871,266	$620,875	$195,286

The right-of-use asset, net for the operating lease was recorded in the consolidated balance sheets as follows:

	June 30,	December 31,
	2025	2024
	(Successor)	(Successor)
Right-of-use assets, net	$1,072,950	$1,464,367

The operating lease liability for the operating lease was recorded in the consolidated balance sheets as follows:

	June 30,	December 31,
	2025	2024
	(Successor)	(Successor)
Operating lease liabilities, current	$934,310	$876,392
Operating lease liabilities, non-current	218,308	699,107
Total operating lease liabilities	$1,152,618	$1,575,499

Weighted-average remaining lease term of operating leases (in years)	1.25	1.75
Weighted-average discount rate for operating leases	9.60%	9.60%

The following table reconciles the undiscounted future minimum lease payments under the non-cancelable operating lease with terms of more than one year to the total operating lease liabilities recognized on the Company’s balance sheet as of June 30, 2025:

Maturity of the Company’s lease liabilities as of June 30, 2025 is as follows:

2025 (remainder of year)	$499,929
2026	726,394
Total lease payments	1,226,323
Less: imputed interest	(73,705)
Total lease liabilities	$1,152,618

NOTE 8 – STOCKHOLDERS’ DEFICIT

Successor Series A Convertible Preferred Stock

The Company designated 12,580 shares of its authorized preferred stock as the Series A Preferred Stock and the rights, preferences and privileges of the Series A Preferred Stock are summarized below.

Each share of Series A Preferred Stock has a stated value of $1,000 per share and, when issued, the Series A Preferred Stock was fully paid and non-assessable. The Series A Preferred Stock, ranks senior to all other Company capital stock unless required holder votes are obtained to create a class of stock senior to Series A Preferred Stock. The requisite holders of Series A Preferred Stock consented to the issuance of the Series C Preferred Stock and Series D Preferred Stock, each as described below, which ranks senior to the Series A Preferred Stock and Series B Preferred Stock.

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

Conversion: Each holder of Series A Preferred Stock may convert at any time, all, or any part, of the outstanding Series A Preferred Stock into shares of the Common Stock at the initial “Conversion Price” of $20,000, which is subject to customary adjustments for stock splits. The Company’s Board of Directors has the right, at any time, with the written consent of the Required Holders (as defined in the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock (the “Series A Certificate of Designations”)), to lower the fixed conversion price to any amount and for any period of time. If 90 days or 180 days following the occurrence of the effective date of the registration statement filed pursuant to the First PIPE Registration Rights Agreement, the Conversion Price then in effect is greater than the greater of $2,000.00 and the Market Price (as defined in the Series A Certificate of Designations) then in effect (the “Adjustment Price”), the Conversion Price shall automatically lower to the Adjustment Price. In connection with such adjustment provisions, the Conversion Price was reset to $2,000.00.

Alternate Conversion: Following the occurrence and during the continuance of a Trigger Event (as defined below), each holder may alternatively elect to convert the Series A Preferred Stock at the “Alternate Conversion Price” equal to the lesser of the Conversion Price and the greater of $2,000.00 (the “Series A Conversion Price Floor”) or 80% of the 5-day volume weighted average price of a share of Common Stock. Trigger Events include customary terms related to exchange listing, registration rights, failure to deliver shares on conversion or exercise of derivative instruments, or insolvency. Notwithstanding the Series A Conversion Price Floor, if the Series A Conversion Price Floor is greater than 80% of the 5-day volume weighted average price of a share of Common Stock, then the Conversion Amount (as defined in the Certificates of Designations) is increased by a multiplier resulting in the convertibility of the shares of Series A Preferred Stock into the number of shares of Common Stock that would have been issuable if the Alternate Conversion Price had been equal to such lower volume weighted average price. Such multiplier was in effect from when the registration statement for the resale of shares of Common Stock issuable upon conversion of the Series A Preferred Stock was declared effective on July 5, 2024 because such effectiveness was after the applicable deadline therefore and, as a result of such multiplier, such registration statement registered fewer than the maximum number of shares of Common Stock issuable upon such conversion. Such multiplier ceased to apply on January 6, 2025, the 20th trading day after the effectiveness of the additional registration statement registering the resale of additional shares of Common Stock issuable upon conversion of the Series A Preferred Stock resulting from such shortfall, which additional registration statement was declared effective on December 5, 2024.

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

In February 2024, the Company consummated a private placement (the “Series A PIPE Financing”) of 10,089 shares of Series A Preferred Stock, warrants to purchase 306 shares of Common Stock (the “February 2024 PIPE Common Warrants”) and warrants to purchase 2,500 shares of Series A Preferred Stock (the “Preferred Warrants”) (See Note 9 below), pursuant to the Amended and Restated Securities Purchase Agreement, dated February 14, 2024, by and among the Company, PBAX and certain accredited investors for aggregate cash proceeds to the Company of approximately $10.0 million, including cash previously received for convertible bridge note proceeds.

A portion of such Series A Preferred Stock was issued as consideration for the cancellation of outstanding indebtedness, including a promissory note of PBAX amounting to $1,555,000 and the Predecessor’s convertible bridge notes amounting to $627,154.

The Company accounts for preferred stock as either equity or debt-like securities based on an assessment of the Preferred Stock rights and preferences and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging. The Company has concluded that Series A, Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock, which have no cash redemption features outside of the Company’s control, are treated as equity. The Company has also concluded that the Series A Common Warrants and Series C Common Warrants do not possess redemption features outside of the Company’s control and are treated as equity.

Due to delayed filing and declaration of effectiveness relative to the deadlines defined in the Registration Rights Agreement, as of June 30, 2024, the Company accrued a registration rights penalty amounting to $645,693, which was payable in cash to the holders of Series A Preferred Stock. On March 27, 2025, the Company entered into a Waiver of Registration Rights Penalties whereby the Investor agreed to waive all Series A registration rights penalty amounting to $645,693 in exchange for the Company’s forgiveness of a $600,000 shortfall in the exercise price of the Series A Preferred Warrants that was unpaid. In December 2024, the Investor exercised its Series A Preferred Warrants to purchase shares of Series A Preferred stock of the Company for which such investor remitted a partial exercise price amount of $100,000 instead of the exercise price of $700,000.

During the six months ended June 30, 2025, 1,090 shares of Series A Preferred Stock were converted into 14,447 shares of Common Stock. The conversion ratio was based on the Series A Certificate of Designations and reflected the application of the Alternate Conversion Price described above, applicable as of each date of conversion plus a 25% premium for penalties due. As a result of the 25% premium, during the six months ended June 30, 2025, the Company recorded the following: 1) for 473 shares of Series A Preferred Stock converted during the continuance of a Trigger Event as described above, the Company recorded a deemed dividend of $118,250, which represents the fair value of excess common shares convertible and issuable to the preferred shareholders upon occurrence of the trigger event based on an average per share common share price of $95.00, the effect of which was an increase in the net loss attributable to common shareholders in the accompanying consolidated statement of operations for the six months ended June 30, 2025, and 2) for 625 shares of Series A Preferred Stock converted after the expiration of a Trigger Event as described above, the Company recorded a stock-based inducement expense of $156,250, which represents the fair value of excess common shares transferred to the preferred shareholders based on an average per share common share price of $95.00 and is reflected as part of other income (expense), net, on the accompanying condensed consolidated statement of operations for the six months ended June 30, 2025. Additionally, during the three and six months ended June 30, 2025, Series C Preferred Stock was converted by investors at a conversion price lower than the conversion price of the Series A Preferred Stock then in effect. The lower conversion price lowered the Series A Preferred Stock conversion price from $39.20 per share to $1.76 per share. In connection with this down round triggering event, during the three and six months ended June 30, 2025, the Company recorded a deemed dividend of $14,871,551, which represents the fair value of excess common shares convertible and issuable to the preferred shareholders upon occurrence of the trigger event based on an average per share common share price of $19.18, the effect of which was an increase in the net loss attributable to common shareholders in the accompanying consolidated statement of operations for the three and six months ended June 30, 2025,

During the six months ended June 30, 2024, no shares of Series A Preferred Stock were converted into shares of Common Stock.

Additionally, certain investors are owed an aggregate of 692 shares of Common Stock of the Company due to shortfall in number of shares issued upon conversion, which represents the 25% premium not received during the year ended December 31, 2024. Accordingly, during the year ended December 31, 2024, the Company reduced additional paid-in capital by $85,500 and recorded a liability of $85,500, which is reflected on the accompanying consolidated balance sheets as deemed dividend - common stock liability as of June 30, 2025 and December 31, 2024.

As of June 30, 2025, there were 1,429 remaining shares of Series A Preferred Stock, which were convertible into approximately 811,932 shares of Common Stock based on a conversion price of $1.76 per share.

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

The Series B Preferred Stock ranks pari passu with the Series A Preferred Stock.

Due to delayed filing and declaration of effectiveness relative to the deadlines defined in the Registration Rights Agreement, through December 31, 2024, the Company accrued a registration rights penalty amounting to $55,000, which is payable in cash to the holders of Series B Preferred Stock and included in accrued liabilities on the accompanying condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.

During the three months ended March 31, 2025, 75 shares of Series B Preferred Stock were converted into 2,500 shares of Common Stock. The conversion ratio was based on the Series B Certificate of Designations and included the 25% premium to the greater of the conversion amount or the number of shares multiplied by the highest closing price within the preceding 20 days. During the three months ended June 30, 2025, 198 shares of Series B Preferred Stock were converted into 42,258 shares of Common Stock. The conversion ratio of 23 Series B Preferred Stock was based on the Series B Certificate of Designations and included the 25% premium to the greater of the conversion amount or the number of shares multiplied by the highest closing price within the preceding 20 days. As a result of the 25% premium, the Company recorded a deemed dividend of $5,750 and $24,500, which represents the fair value of excess common shares transferred to the preferred shareholders based on an average per share common share price of $37.50, the effect of which was an increase in the net loss attributable to common shareholders in the accompanying consolidated statement of operations for the three and six months ended June 30, 2025, respectively. Additionally, during the three and six months ended June 30, 2025, the Company converted 175 shares of Series B Preferred stock at a conversion price lower than the contractual conversion price of the Series B Preferred Stock. These shares were converted after the expiration of a prior Trigger Event. The lower conversion price lowered the Series B Preferred Stock conversion price from the contractual conversion price to $1.76 per share. In connection with this down round triggering event, during the three and six months ended June 30, 2025, the Company recorded a deemed dividend of $482,953, which represents the fair value of excess common shares convertible and issuable to the preferred shareholders upon occurrence of the trigger event based on a per share common share price of $6.87, the effect of which was an increase in the net loss attributable to common shareholders in the accompanying consolidated statement of operations for the three and six months ended June 30, 2025. As of the date of this triggering event and June 30, 2025, 60,338 common shares remain issuable to then holder of Series B Preferred.

As of June 30, 2025, there were no remaining shares of Series B Preferred Stock.

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

Conversion: Each holder of Series C Preferred Stock may convert at any time, all, or any part, of the outstanding Series C Preferred Stock into shares of the Common Stock at the initial “Conversion Price” of $448.00, which is subject to customary adjustments for stock splits.

Alternate Conversion: Following the occurrence and during the continuance of a Trigger Event (as defined below), each holder may alternatively elect to convert the Series C Preferred Stock at the “Alternate Conversion Price” equal to the lesser of the then current Conversion Price and the greater of $39.20 (the “Series C Conversion Price Floor”) or 80% of the trailing 5-day daily volume weighted average price of a share of Common Stock. Trigger Events include customary terms related to exchange listing, registration rights, failure to deliver shares on conversion or exercise of derivative instruments, or insolvency. Notwithstanding the Series C Conversion Price Floor, if the Series C Conversion Price Floor is greater than 80% of the 5-day volume weighted average price of a share of Common Stock, then the Conversion Amount (as defined in the Series C Certificate of Designation) for such Series C Preferred Stock is increased by a multiplier resulting in the convertibility of the shares of Series C Preferred Stock into the number of shares of Common Stock that would have been issuable if the Alternate Conversion Price had been equal to such lower volume weighted average price.

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

In September 2024, the Company consummated a private placement (the “Series C PIPE Financing”) of 2,853 shares of Series C Preferred Stock and warrants to purchase 4,088 shares of Common Stock (See Note 9 below), pursuant to the Securities Purchase Agreement, dated September 25, 2024, by and among the Company and certain accredited investors for aggregate gross cash proceeds to the Company of approximately $1.25 million.

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

On March 10, 2025, the Company paid certain investors $395,000 for the redemption of 316 shares of the Series C Preferred Stock, which included $267,856 of the initial purchase price and a cash redemption premium of $127,144. During the six months ended June 30, 2025, the $127,144 of excess paid over the initial purchase price was included in deemed dividend on the accompanying condensed consolidated statement of operations.

During the three months ended June 30, 2025, 2,477 shares of Series C Preferred Stock were converted into 808,444 shares of Common Stock. The conversion ratios were agreed upon by the Company and investors and ranged from $1.76 to $5.00 per share, which was lower than the conversion price based on the Series C Certificate of Designations Alternate Conversion price. As a result, pursuant to ASC 470-20, upon initial down round triggering events, the Company recorded a stock-based inducement expense of $707,300, which represents the fair value of excess common shares transferred to the preferred shareholders based on an average per share common share price of $7.50 and is reflected as part of other income (expense), net, on the accompanying condensed consolidated statement of operations for both the three and six months ended June 30, 2025. Additionally, subsequent to the initial triggering events, during the three and six months ended June 30, 2025, Series C Preferred Stock was converted by investors at a conversion price lower than the contractual conversion price of the Series C Preferred Stock then in effect. The initial triggering events lowered the Series C Preferred Stock conversion price from $39.20 per share to $5.00 and from $5.00 per share to $1.76 per share. In connection with these down round triggering events, during the three and six months ended June 30, 2025, the Company recorded a deemed dividend of $9,340,120, which represents the fair value of excess common shares convertible and issuable to the preferred shareholders upon the occurrence of the initial trigger event based on an average per share common share price of $10.37, the effect of which was an increase in the net loss attributable to common shareholders in the accompanying consolidated statement of operations for the three and six months ended June 30, 2025.

As of June 30, 2025, there were 60 remaining shares of Series C Preferred Stock, which were convertible into approximately 14,577 shares of Common Stock.

Successor Series D Convertible Preferred Stock

On April 22, 2025, the Company designated 12,500 shares of our authorized and unissued Preferred Stock as Series D Preferred Stock and established the rights, preferences and privileges of the Series D Preferred Stock pursuant to the Series D Certificate of Designations filed with the Secretary of State of the State of Delaware, as summarized below. Except as set forth below, the Series D Preferred Stock has terms and provisions that are substantially the same as those of the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock.

General. Each share of Series D Preferred Stock has a stated value of $1,000 per share and, when issued, the Series D Preferred Stock will be fully paid and non-assessable.

Ranking. The Series D Preferred Stock, with respect to the payment of dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company, ranks senior to all capital stock of the Company (including the Series A Preferred Stock and the Series B Preferred Stock, except for the Series C Preferred Stock, which will rank pari passu) unless the Required Holders (as defined in the Series D Certificate of Designations) consent to the creation of other capital stock of the Company that is senior or equal in rank to the Series D Preferred Stock.

Dividends. The holders of Series D Preferred Stock will be entitled to dividends, on an as-if converted basis, equal to and in the same form as dividends actually paid on shares of the Company’s Common Stock, when and if actually paid.

Purchase Rights. If at any time the Company grants, issues or sells any options, convertible securities, or rights to purchase stock, warrants, securities or other property pro rata to all or substantially all of the record holders of any class of Common Stock (the “Series D Purchase Rights”), then each holder of Series D Preferred Stock will be entitled to acquire, upon the terms applicable to such Series D Purchase Rights, the aggregate Series D Purchase Rights which such holder could have acquired if such holder had held the number of shares of Common Stock acquirable upon complete conversion of all the Series D Preferred Stock held by such holder immediately prior to the date as of which the record holders of shares of Common Stock are to be determined for the grant, issue or sale of such Series D Purchase Rights at the Series D Alternate Conversion Price (as defined below); subject to certain limitations on beneficial ownership.

Conversion Rights

Conversion at Option of Holder. Each holder of Series D Preferred Stock may convert all, or any part, of the outstanding Series D Preferred Stock, at any time at such holder’s option, into shares of the Common Stock (which converted shares of Common Stock are referred to as “Series D Conversion Shares” herein) at the fixed “Series D Conversion Price” of $15.60, which is subject to proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions.

Voluntary Adjustment Right. Subject to the rules and regulations of the Nasdaq, the Company has the right, at any time after the Stockholder Approval Date (as defined below), with the written consent of the Required Holders, to lower the fixed conversion price to any amount and for any period of time deemed appropriate by the board of directors of the Company.

Alternate Conversion Upon a Triggering Event. Following the occurrence and during the continuance of a Series D Triggering Event (as defined below), each holder may alternatively elect to convert the Series D Preferred Stock at the “Series D Alternate Conversion Price” equal to the lesser of:

●	The applicable Conversion Price, and

●	the greater of:

●	the floor price of $3.12; and

●	80% of the lowest volume weighted average price of the Common Stock during the five consecutive trading days immediately prior to such conversion.

The Series D Certificate of Designations contains standard and customary triggering events (each, a “Series D Triggering Event”), including but not limited to: (i) the suspension from trading or the failure to list the Common Stock within certain time periods; (ii) failure to declare or pay any dividend when due; (iii) the failure to timely file or make effective a registration statement on Form S-1 or Form S-3 pursuant to the Registration Rights Agreement (as defined below), (iv) the Company’s failure to cure a conversion failure or notice of the Company’s intention not to comply with a request for conversion of any Series D Preferred Stock, and (iv) bankruptcy or insolvency of the Company.

Other Adjustments. In connection with the April 2025 Private Placement, the Company has agreed to seek stockholder approval at a special meeting of stockholders, of the issuance of Conversion Shares at a conversion price below the Conversion Price (the date of such approval, the “Series D Stockholder Approval Date”). If the Company did not obtain such stockholder approval prior to May 31, 2025, then the Company would have been required to (i) file a preliminary Proxy Statement seeking such stockholder consent with the SEC no later than May 31, 2025, (ii) use reasonable best efforts to file the definitive Proxy Statement no later than June 30, 2025 and (iii) use reasonable best efforts to hold the Stockholder Meeting no later than July 31, 2025. Such stockholder approval was obtained on May 29, 2025. If, on or after the Series D Stockholder Approval Date, the Company issues any shares of Common Stock for a consideration per share (the “New Issuance Price”) less than a price equal to the Series D Conversion Price in effect immediately prior to such issuance, the Conversion Price shall be reduced to the Series D New Issuance Price.

If 30 days or 60 days following the occurrence of the later of (x) the Series D Stockholder Approval Date and (y) the earlier of (a) the effective date of the registration statement to be filed pursuant to the Registration Rights Agreement and (b) the date that the Series D Preferred Stock is eligible to be resold without restriction under Rule 144 of the Securities Act, the Series D Conversion Price then in effect is the greater of $3.12 and the Market Price (as defined in the Series D Certificate of Designations) then in effect (the “Series D Adjustment Price”), the Conversion Price shall automatically lower to the Series D Adjustment Price.

On August 13, 2025, the Company and the Investors of Series D Preferred Stock entered into an Amendment and Limited Waiver Agreement (the “Waiver Agreement”), whereby the Investors (i) amended the Registration Rights Agreement to extend certain deadlines therein and (ii) waive certain provisions of the Series D COD. Pursuant to the Waiver Agreement, the Company and the Series D Preferred Holders acknowledged that it was inefficient and impracticable to file the Registration Statement prior to the consummation of additional closings. Accordingly, the filing deadline with respect to the initial Registration Statement was extended to August 15, 2025; The Registration Statement on Form S-3 was filed on August 11, 2025. Additionally, the “Effectiveness Deadline” with respect to the initial Registration Statement required to be filed, shall be the earlier of the (A) October 15, 2025 (or, if such Registration Statement is subject to a full review by the SEC, November 30, 2025 and (B) fifth Business Day after the date the Company is notified (orally or in writing, whichever is earlier) by the SEC that such Registration Statement will not be reviewed or will not be subject to further review and (ii) with respect to any additional Registration Statements that may be required to be filed by the Company pursuant to this Waiver Agreement, the earlier of the (A) ninetieth (90th) calendar day following the date on which the Company was required to file such additional Registration Statement and (B) fifth (5th) Business Day after the date the Company is notified (orally or in writing, whichever is earlier) by the SEC that such Registration Statement will not be reviewed or will not be subject to further review. The Registration Statement on Form S-3 was declared effective on August 15, 2025. Furthermore, during the second quarter of 2025, the Company issued shares of Common Stock (the “Existing Series C Conversion Shares”) upon conversion of shares of Series C Preferred Stock at conversion prices below the Conversion Price of the Series D Preferred Stock (the “Existing Series C Conversions”), which each of the Company and Holder acknowledges was mutually beneficial. Pursuant to the Waiver Agreement, the Series D Preferred Holders waived Section 8(a) of the Series D COD, in part, solely with respect to the Existing Series C Conversions, such that the Prior Series C Conversion Shares shall be deemed “Excluded Securities” under Section 8(a) (the “Antidilution Waiver”).

Bankruptcy Triggering Event Redemption Right. Upon any bankruptcy Series D Triggering Event, the Company shall immediately redeem in cash all amounts due under the Series D Preferred Stock at a 25% premium to the greater of (x) the amount of shares of Series D Preferred Stock then outstanding and (y) the equity value of the shares of Series D Preferred Stock then outstanding, unless the holder waives such right to receive such payment. The equity value of the Common Stock underlying the Series D Preferred Stock is calculated using the greatest closing sale price of the Common Stock on any trading day immediately preceding such bankruptcy Series D Triggering Event and the date the Company makes the entire payment required.

Change of Control Exchange. Upon a change of control of the Company, each holder may require the Company to exchange the holder’s shares of Series D Preferred Stock for consideration equal to the Change of Control Election Price (as defined in the Series D Certificate of Designations), to be satisfied at the Company’s election in either (x) cash or (y) rights convertible into such securities or other assets to which such holder would have been entitled with respect to such shares of Common Stock had such shares of Common Stock been held by such holder upon consummation of such corporate event.

Company Optional Redemption. At any time the Company shall have the right to redeem in cash all, but not less than all, the shares of Series D Preferred Stock then outstanding at a 25% redemption premium to the greater of (x) the amount of shares being redeemed, and (y) the equity value of the Common Stock underlying the Series D Preferred Stock. The equity value of the Common Stock underlying the Series D Preferred Stock is calculated using the greatest closing sale price of the Common Stock on any trading day immediately preceding the date the Company notifies the holders of the Company’s election to redeem and the date the Company makes the entire payment required.

Fundamental Transactions. The Certificate of Designations prohibit the Company from entering specified fundamental transactions (including, without limitation, mergers, business combinations and similar transactions) unless the Company (or the Company’s successor) assumes in writing all of the Company’s obligations under the Certificate of Designations and the other Transaction Documents (as defined in the Series D Certificate of Designations).

Voting Rights. The holders of the Series D Preferred Stock shall have no voting power and no right to vote on any matter at any time, either as a separate series or class or together with any other series or class of share of capital stock, and shall not be entitled to call a meeting of such holders for any purpose nor shall they be entitled to participate in any meeting of the holders of Common Stock, except as provided in the Certificate of Designations (or as otherwise required by applicable law).

Covenants. The Series D Certificate of Designations contains a variety of obligations on the Company’s part not to engage in specified activities. In particular, the Company will not, and will cause the Company’s subsidiaries to not, redeem, repurchase or declare any dividend or distribution on any of the Company’s capital stock (other than as required under the Series D Certificate of Designations) and will not incur any indebtedness other than ordinary course trade payables or, subject to certain exceptions, incur any liens. In addition, the Company will not issue any preferred stock or issue any other securities that would cause a breach or default under the Series D Certificate of Designations.

Reservation Requirements. So long as any Series D Preferred Stock remains outstanding, the Company shall at all times reserve at least 250% of the number of shares of Common Stock as shall from time to time be necessary to effect the conversion of all Series D Preferred Stock then outstanding.

On April 21, 2025, the Company entered into a Securities Purchase Agreement (the “Fourth Securities Purchase Agreement”) with certain accredited investors. Pursuant to the Fourth Securities Purchase Agreement, up to 10,000 shares of the Company’s Series D Preferred Stock shall be purchased for an aggregate purchase price of up to $8 million in one or more closings.

On April 22, 2025, pursuant to the Fourth Securities Purchase Agreement, the Company issued and sold, and the investors purchased, in a private placement (the “Fourth PIPE Financing”), 6,250 shares of the Series D Preferred Stock in exchange for the receipt of 1,000,279 shares of Series D Preferred Stock of Stella Diagnostics, Inc, (the “Stella Series D Preferred Stock”), in lieu of cash, which is included in investment in equity securities on the accompanying unaudited condensed balance sheet as of June 30, 2025. Pursuant to the Fourth PIPE Financing, on April 22, 2025, the Company issued 6,250 shares of its Series D Preferred Stock to investors in exchange for 1,000,279 shares of Series D Preferred Stock of Stella Diagnostics, in which a portion of the Series D Preferred Stock of Stella Diagnostics was owned by a related party investor (see Note 13). The fair value of Stella’s Series D Preferred Stock received was determined to be $500,000 as of the transaction date, based on the subsequent sale of the 1,000,279 Stella Series D Preferred Stock for $500,000 in cash, pursuant to a Stock Purchase Agreement dated August 20, 2025 (see Note 14). Accordingly, the Company recognized the issuance of its Series D Preferred Stock to investors at a cost of $500,000, which represents the fair value of the consideration received. The difference between the stated value of the Company’s Series D Preferred Stock ($5.0 million) and the fair value of the consideration received ($500,000) was recorded as a decrease to additional paid-in capital, which amounted to $4.5 million. The investment in Stella’s Series D Preferred Stock is classified as an equity security without a readily determinable fair value and is accounted for under the measurement alternative in accordance with ASC 321, Investments – Equity Securities. Under this method, the investment is initially recorded at cost, which was determined to be equal to the fair value of the consideration received, and is subsequently adjusted for observable price changes in orderly transactions for the same or similar securities and for impairment, if any. There was no impairment identified on the investment in equity securities during the period ended June 30, 2025. This non-cash transaction did not impact the Company’s cash flows and is disclosed as a non-cash investing and financing activity in the condensed consolidated statement of cash flows in accordance with ASC 230, Statement of Cash Flows.

On June 5, 2025, the Company sold an additional 938 shares of Series D Preferred Stock for gross cash proceeds of $750,400 in an additional closing of the Fourth PIPE Financing.

On June 25, 2025, we entered into an amendment (the “Amendment”) to the Fourth Securities Purchase Agreement pursuant to which the Company added certain new institutional investors to the schedule of buyers in the Fourth Securities Purchase Agreement, to issue and sell to such investors, in one or more closings shares of the Company’s Series D Preferred Stock. Also, on June 25, 2025, we sold an additional 2,315 shares of Series D Preferred Stock for gross cash proceeds of $1,852,000 in an additional closing of the Fourth PIPE Financing.

Each additional closing of the Fourth PIPE Financing is at the option of the investors upon notice to the Company and subject to satisfaction of customary closing conditions.

Purchase of Common Stock by Keystone Capital Partners under the Equity Line of Credit (“ELOC”)

On February 14, 2024, in conjunction with, and as a condition to the closing of the Series A PIPE Financing, the Company entered into a common stock purchase agreement (the “February 2024 Keystone Purchase Agreement”) with Keystone Capital Partners, L.P. (“Keystone”), pursuant to which we may sell and issue, and Keystone is obligated to purchase, up to 12,500 shares subject to the Company obtaining all necessary stockholder approvals to issue the shares to Keystone. The price of the shares purchased by Keystone under the ELOC is 90% of various volume-weighted average price (“VWAP”) and closing price-based formulae, and requires a waiver, should the selling price be below $2,000.00 per share. As consideration for Keystone’s commitment to purchase shares of Common Stock pursuant to the Old Keystone Purchase Agreement, we issued an aggregate of 932 shares of Common Stock to Keystone.

During the three months ended June 30, 2024, the Company sold 3,930 shares for gross proceeds of approximately $2.5 million under the Keystone ELOC. The Company sought and received a waiver to sell the shares below $2,000.00 per share. The Company also issued 125 and 185 shares of common stock to Keystone as consideration for the ELOC in the three-month period ended June 30, 2024 and the period from February 14, 2024 to June 30, 2024, respectively. The $2.5 million gross proceeds included $194,971 of Stock Subscription Receivable for end of period purchases for which the Company had not yet received cash payment by June 30, 2024, and $933,345 of issuance costs, including issuances of Common Stock as consideration for the ELOC.

On November 8, 2024, the Company consummated a purchase agreement with Keystone (the “November 2024 Keystone Purchase Agreement”) pursuant to which we may sell and issue, and Keystone is obligated to purchase, up to $20.6 million of shares of Common Stock, constituting the remaining unsold balance under the original Keystone Purchase Agreement, subject to certain market conditions. The price of the shares purchased by Keystone under the ELOC is 90% of various volume-weighted average price (“VWAP”) and closing price-based formulae, and requires a waiver, should the selling price be below $20.00 per share.

During the three months ended March 31, 2025, the Company sold 14,531 common shares of the Company for net proceeds of $1,227,241 under the November 2024 Keystone Purchase Agreement. Additionally, in January 2025, the Company received net proceeds of $716,694 from the collection of stock subscription receivable, which was reflected as a stock subscription receivable on December 31, 2024. The Company sought and received a waiver to sell the shares below the applicable minimum price in the agreement.

During the three months ended June 30, 2025, the Company sold 75,064 common shares of the Company for net proceeds of $481,971 under the November 2024 Keystone Purchase Agreement.

Issuance of Common Stock to Arena Business Solutions Global SPC II, Ltd. (“Arena”) for the Arena ELOC

On February 23, 2024, the Company entered into a common stock purchase agreement (the “Arena Purchase Agreement”) with Arena, pursuant to which we may sell and issue, and Arena is obligated to purchase, up to $25,000,000 of Common Stock. The price of the shares purchased by Arena under the ELOC is 90% of various VWAP and closing price-based formulae, and requires a waiver, should the selling price be below $500.00 per share. As consideration for Arena commitment to purchase shares of Common Stock pursuant to the Arena Purchase Agreement, in May 2024, the Company issued 173 shares of Common Stock to Arena valued at $500,000, which is reflected as deferred offering costs on the accompanying consolidated balance sheet as of June 30, 2025 and December 31, 2024. The Company has sold no shares of Common Stock to Arena under the Arena ELOC during the six months ended June 30, 2025 and 2024.

Sale of Pre-funded Warrants and Common Stock

On February 5, 2025, the Company announced the pricing of a reasonable best efforts public offering (the “Offering”), with participation from a member of the Company’s board of directors and a single institutional investor, for the purchase and sale of (i) 127,551 shares of its common stock, par value $0.0001 per share (the “Common Stock”) or common stock equivalents in lieu thereof (the Company sold 15,000 shares of its common stock and 112,551 pre-funded warrants); and (ii) common warrants to purchase up to 127,551 shares of common stock (the “Warrants”), at a combined public offering price of $39.20 per share and Warrant. In connection with the Offering, on February 5, 2025, the Company entered into a securities purchase agreement (the “SPA”) with the investors. The SPA contains customary representations, warranties and agreements of the Company and each investor and customary indemnification rights and obligations of the parties. In connection with this offering, the Company received net proceeds of approximately $4.2 million, which is net of offering costs and fees of $839,004. During the three months ended March 31, 2025, 15,000 shares of common stock were purchased upon the closing of the Offering and 91,214 shares were issued in connection with the exercise of pre-funded warrants, totaling 106,214 shares of its common stock issued of the aggregate amount of 127,551 Common Stock shares sold. During the three months ended June 30, 2025, 10,550 shares were issued in connection with the exercise of pre-funded warrants. At June 30, 2025, 10,787 pre-funded warrants remain exercisable.

The Warrants have an exercise price of $39.20 per share, are immediately exercisable upon stockholder approval and have a term of exercise equal to five years following the initial exercise date. The exercise price and number of shares of Common Stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Common Stock and the exercise price.

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

In connection with the Offering, the Conversion Price of the Series A Preferred Stock and Series C Preferred Stock reset to $39.20 per share of Common Stock.

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

Public and Private Placement Warrants (Successor)

As of June 30, 2025 and December 31, 2024, there were 4,596 Public and Private Placement Warrants outstanding, each with a right to purchase one share of Common Stock for $23,000. The Public and Private Placement Warrants became exercisable 30 days after the Merger. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the Common Stock issuable upon exercise of the warrants and a current prospectus relating to such Common Stock. The Public and Private Placement Warrants were registered under a resale registration statement on Form S-1 (File No. 333-279156), which was declared effective by the Securities and Exchange Commission on July 5, 2024.

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

Once the warrants became exercisable, the Company may, with 30 days prior notice, redeem the Public Warrants in whole and not in part, at a price of $0.20 per warrant if the shares underlying the warrants are registered and if the closing price of Common Stock equals or exceeds $36,000.00 for 20 of the prior 30 trading days. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

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

Series A Common Warrants (Successor) - February 2024

The Company’s 306 Series A Common Warrants were initially exercisable for cash at an exercise price equal to the greater of (x) $18,400 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events) and (y) the closing price of the Common Stock on the trading day immediately prior to the Subscription Date (as defined in the Series A Common Warrant Agreement). The exercise price is subject to adjustment for stock splits, combinations and similar events, and, in the event of stock dividends and splits, the number of shares of Common Stock issuable upon the exercise of the February 2024 PIPE Common Warrants will also be adjusted so that the aggregate exercise price shall be the same immediately before and immediately after any such adjustment. On stockholder approval for the issuance of shares underlying the warrants, granted April 30, 2024, the exercise price of the Series A Common Warrants was adjusted to $2,780 per share, per the terms of the Securities Purchase Agreement.

The Series A Common Warrants became exercisable beginning six months after the issuance date (the “Initial Exercisability Date”) and expiring on the third anniversary of the Initial Exercisability Date. The Series A Common Warrants require “buy-in” payments to be made by us for failure to deliver any shares of Common Stock issuable upon exercise.

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

September 2024 Series C Common Warrants (Successor)

The Company’s 4,088 September 2024 Series C Common Warrants were initially exercisable for cash at an initial exercise price equal to $196.00 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events). The exercise price is also subject to adjustment for the sale of Common Stock, or issuance or modification of options to result in the purchase of one share of Common Stock at an effective price per share lower than the then current Series C Common Warrant exercise price. Additionally, should the Company issue any variable priced convertible securities, the holders may elect an alternative exercise price that allows exercise at the effective purchase price applicable to the convertible security.

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

On February 5, 2025, in connection with the sale of pre-funded warrants and common stock (See Note 8), the exercise price of the Series C Common Warrants was lowered to $0.80 per warrant share. Upon the trigger of the down-round provision of the Series C Common Warrants, on February 5, 2025, the Company recorded a deemed dividend of $83,083 which represents the fair value transferred to the warrant holders from the down-round feature being triggered. The Company calculated the difference between the Series C Common Warrant’s fair value on February 5, 2025, the date the down-round feature was triggered, using the current exercise price at the time of $196.00 and the new exercise price of $0.80. The deemed dividend increased net loss attributable to common shareholders by $83,083 in the condensed consolidated statement of operations for the six months ended June 30, 2025. The fair value of the Series C Common Warrants immediately prior to and immediately after the exercise price adjustment, were estimated using the Black-Scholes option-pricing model with the following assumptions:

February 5, 2025
Exercise price	$0.80 to $196.00
Term (years)	3.0
Expected stock price volatility	109.17%
Risk-free rate of interest	4.19%

The Company’s Series C Common Warrants are exercisable into Common Stock and are recorded as equity.

December 2024 and January 2025 Common Warrants (Successor)

On December 23, 2024, the Company issued warrants to purchase an aggregate of 4,203 shares of Common Stock to certain investors affiliated with each other to induce investors to exercise their Series A Preferred Warrants for cash (the “December 2024 Common Warrants”). The December 2024 Common Warrants are exercisable for cash at an initial exercise price equal to $112.20 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events). The December 2024 Common Warrants are exercisable beginning six months after the issuance date (the “Initial Exercisability Date”) and expire on the third anniversary of the Initial Exercisability Date. The December 2024 Common Warrants require “buy-in” payments to be made by us for failure to deliver any shares of Common Stock issuable upon exercise. If at the time of exercise of the December 2024 Common Warrants, there is no effective registration statement registering the shares of the Common Stock underlying the December 2024 Common Warrants, such warrants may be exercised on a cashless basis pursuant to their terms.

On January 6, 2025, the Company issued warrants to purchase an aggregate of 8,193 shares of Common Stock to certain investors affiliated with each other to induce investors to exercise their Series A Preferred Warrants for cash (the “January 2025 Common Warrants”). The January 2025 Common Warrants are exercisable for cash at an initial exercise price equal to $116.40 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events). The January 2025 Common Warrants are exercisable beginning six months after the issuance date (the “Initial Exercisability Date”) and expire on the third anniversary of the Initial Exercisability Date. The January 2025 Common Warrants require “buy-in” payments to be made by us for failure to deliver any shares of Common Stock issuable upon exercise. If at the time of exercise of the January 2025 Common Warrants, there is no effective registration statement registering the shares of the Common Stock underlying the January 2025 Common Warrants, such warrants may be exercised on a cashless basis pursuant to their terms.

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

We had the right, conditional upon the share price of CERO stock to be trading above $2,000.00 per share, to require the holders of Preferred Warrants to exercise such Preferred Warrants into up to an aggregate number of shares of Preferred Stock equal to the holder’s pro rata amount of 2,500 shares of Preferred Stock. In connection with the Series C PIPE Financing, we agreed with certain holders of the Preferred Warrants not to exercise such right to require such exercise by the holders thereof in consideration for their investment in the Series C PIPE Financing.

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

During the six months ended June 30, 2025, the 625 remaining Series A Preferred Warrants were exercised into 625 shares of Series A Preferred Stock for gross proceeds of $500,000. During the six months ended June 30, 2024, no Series A Preferred Warrants were exercised into shares of Series A Preferred Stock.

The Company’s Preferred Warrants were exercisable into Series A Preferred Stock, which had no cash redemption features that required liability treatment. The Company recorded the Preferred Warrants as equity.

February 2025 Pre-funded Warrants and February 2025 Common Warrants

On February 5, 2025, in connection with the February 2025 Offering (See Note 8), the Company sold (i) 15,000 shares of Common Stock, (ii) Pre-Funded Warrants to purchase up to 112,551 shares of Common Stock, and (iii) Common Warrants to purchase up to 127,551 shares of common stock, at a combined public offering price of $39.20 per share and Warrant. During the three months ended March 31, 2025, 91,214 shares of its common stock were issued following the exercise of certain Pre-Funded Warrants. During the three months ended June 30, 2025, 10,550 shares of its common stock were issued following the exercise of certain Pre-Funded Warrants. At June 30, 2025, the remaining 10,787 Pre-Funded Warrants remain exercisable. The Pre-Funded Warrants are exercisable at any time and have no expiration date

Additionally, in connection with the February 2025 Offering, the Company issued the February 2025 Common Warrants to purchase up to 127,551 shares of common stock with an exercise price of $39.20 per share, which are immediately exercisable upon stockholder approval and have a term of exercise equal to five years following date of the initial exercise date. The exercise price and number of shares of Common Stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Common Stock and the exercise price.

A summary of outstanding warrants as of June 30, 2025 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Public and Private Placement Warrants	4,596	$23,000.00	3.63
February 2024 Series A Common Warrants	306	2,780.00	2.12
September 2024 Series C Common Warrants	4,088	0.80	2.71
December 2024 Common Warrants	4,203	112.20	2.98
January 2025 Common Warrants	8,193	116.40	3.02
February 2025 Pre-funded Warrants	10,787	0.002	No expiration date
February 2025 Common Warrants	127,551	39.20	4.61
Outstanding as of June 30, 2025	159,724	$707.39	4.40

NOTE 10 – FAIR VALUE MEASUREMENTS

Investment in equity securities

On April 22, 2025, pursuant to the Fourth Securities Purchase Agreement, the Company issued and sold, and the investors purchased, in a private placement (the “Fourth PIPE Financing”), 6,250 shares of its Series D Preferred Stock to investors in exchange for the receipt of 1,000,279 shares of the Stella Series D Preferred Stock, in which a portion of the Stella Series D Preferred Stock was owned by a related party investor (see Note 13). The exchange of shares was in lieu of cash, the cost of which is included in investment in equity securities on the accompanying unaudited condensed balance sheet as of June 30, 2025. The fair value of Stella’s Series D Preferred Stock received was determined to be $500,000 as of the transaction date, based on the subsequent sale of the 1,000,279 Stella Series D Preferred Stock $500,000 in cash, pursuant to a Stock Purchase Agreement dated August 20, 2025 (see Note 14). Accordingly, the Company recognized the issuance of its Series D Preferred Stock to investors at a cost of $500,000, which represents the fair value of the consideration received. The difference between the stated value of the Company’s Series D Preferred Stock ($5.0 million) and the fair value of the consideration received ($500,000) was recorded as a decrease to additional paid-in capital, which amounted to $4.5 million. The investment in Stella’s Series D Preferred Stock is classified as an equity security without a readily determinable fair value and is accounted for under the measurement alternative in accordance with ASC 321, Investments – Equity Securities. Under this method, the investment is initially recorded at cost, which was determined to be equal to the fair value of the consideration received, and is subsequently adjusted for observable price changes in orderly transactions for the same or similar securities and for impairment, if any. There was no impairment identified on the investment in equity securities during the period ended June 30, 2025. This non-cash transaction did not impact the Company’s cash flows and is disclosed as a non-cash investing and financing activity in the condensed consolidated statement of cash flows in accordance with ASC 230, Statement of Cash Flows.

Earnout and warrant liabilities

The Company initially recorded the earnout liability at estimated fair value using a Monte Carlo analysis and has revalued the earnout liability at each subsequent period. The Monte Carlo analysis used the following assumptions:

		February 14
	June 30, 2025	2024 to June 30, 2024
	(Successor)	(Successor)
Starting share price	$14.60	$600.00 to $9,800.00
Tranche 1 trigger price	$2,500.00	$2,500.00 to $6,400.00
Tranche 2 trigger price	$3,000.00	$3,000.00 to $7,700.00
Contractual term (in years)	2.65	3.60 to 4.00
Volatility	100%	90%
Risk-free interest rate	3.82%	4.20% to 4.33%

The classification of the fair value of the earnout liability and derivative liabilities and the change in the fair value measurement using significant inputs (Level 3) for the six months ended June 30, 2025 (Successor), for the period from January 1, 2024 through February 13, 2024 (Predecessor), and February 14, 2024 through December 31, 2024 for the Company is presented below:

	Level 1	Level 2	Level 3	Total
Preferred stock warrant liability (Predecessor):
Balance at December 31, 2023	$-	$-	$320,117	320,117
Reclassification of warrant liability to equity	-	-	(320,117)	(320,117)
Balance at February 13, 2024	$-	$-	$-	$-

Earnout liability (Successor):
Balance at March 31, 2024	$-	$-	$3,100,000	$3,100,000
Gain on revaluation of earnout liability	-	-	(2,900,000)	(2,900,000)
Balance at June 30, 2024	$-	$-	$200,000	$200,000

Earnout liability (Successor):
Balance at February 14, 2024	$-	$-	$4,900,000	$4,900,000
Gain on revaluation of earnout liability	-	-	(4,700,000)	(4,700,000)
Balance at June 30, 2024	$-	$-	$200,000	$200,000
Earnout liability (Successor):
Balance at December 31, 2024	$-	$-	$20,000	$20,000
Gain on revaluation of earnout liability	-	-	-	-
Balance at June 30, 2025 (1)	$-	$-	$20,000	$20,000

(1)	There was no change in value as of March 31, 2025 and June 30, 2025.

NOTE 11 – STOCK-BASED COMPENSATION

On March 25, 2024, stockholders approved the 2024 Equity Incentive Plan (the “2024 Plan”), with initial reserves of 2,586 shares of common stock. The 2024 Plan became effective on February 14, 2024. At a special meeting of stockholders on April 30, 2024, the stockholders approved an increase in the number of shares available for issuance under the 2024 Plan and the number of shares that may be issued pursuant to incentive stock options, by an additional 1,000 shares each. At a special meeting of stockholders on November 11, 2024, the stockholders approved an increase in the number of shares available for issuance under the 2024 Plan and the number of shares that may be issued pursuant to incentive stock options, by an additional 10,423 shares each. The 2024 Plan has an evergreen provision that allows for an annual increase in the number of shares available for issuance under the 2024 Plan to be added on the first day of January, starting with January 1, 2025, in an amount equal to the lesser of (i) 5% of the fully diluted shares of our Common Stock on the immediately preceding December 31 or (ii) such number of shares as determined by our board in each case subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. On January 1, 2025, the number of shares reserved under the 2024 Plan was increased by 5% of the fully diluted shares of our common stock on the immediately preceding December 31, or 9,485 shares. On May 29, 2025, at the Company’s annual meeting, the stockholders approved an amendment to the 2024 Plan to increase the number of shares issuable thereunder by an additional 100,000 shares of Common Stock.

On March 25, 2024, stockholders approved the 2024 Employee Stock Purchase Plan (the “2024 ESPP”), with initial reserves of 255 shares of common stock. The 2024 ESPP became effective on February 14, 2024. The 2024 ESPP also has an evergreen provision. On January 1, 2025, the reserve increased by 510 shares. No awards have been granted under the 2024 ESPP as of June 30, 2025.

On March 4, 2025, the Company’s Board of Directors granted an aggregate of 20,313 stock options under the 2024 Plan, to board members, exercisable on the date of grant at $28.60 per share with a ten-year term and vest over a requisite service period, which is usually the vesting period, and upon the completion of certain performance-based vesting terms. These options were valued at $488,720 on the grant date using a Black Scholes option pricing model using the assumptions summarized below. The Company recorded the fair value of the unvested stock options, in the amount of $488,720 as deferred compensation on the grant date, which is being amortized over the vesting period or upon the completion of certain performance-based vesting terms.

On May 30, 2025, the Company’s Board of Directors granted an aggregate of 50,591 stock options under the 2024 Plan, to executive officers, board members, employees, and consultants, exercisable on the date of grant at $8.91 per share with a ten-year term and vest over a requisite service period, which is usually the vesting period, or upon the completion of certain performance-based vesting terms. These options were valued at $351,862 on the grant date using a Black Scholes option pricing model using the assumptions summarized below. The Company recorded the fair value of the unvested stock options, in the amount of $351,862 as deferred compensation on the grant date, which is being amortized over the vesting period or upon the completion of certain performance-based vesting terms.

Stock option activity under the 2024 Plan for the six months ended June 30, 2025 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Outstanding	Price Per	Life
	Shares	Share	(in Years)
Balance, December 31, 2024 (Successor)	3,247	$200.00	9.64
Options granted	70,904	$14.55	-
Balance, June 30, 2025 (Successor)	74,151	$22.67	9.82
Options exercisable as of June 30, 2025	8,413	$77.16	9.61

The Company estimated the fair value of the stock options during the six months ended June 30, 2025 and for the period from February 14, 2024 to June 30, 2024 using Black-Scholes with the following assumptions.

	Six Months Ended June 30,	February 14, 2024 to June 30,
	2025	2024
	(Successor)	(Successor)
Risk-free interest rate	3.98% to 4.01%	4.46% to 4.79%
Expected life (in years)	5.0	5.0 to 6.0
Expected dividend yield	-%	-%
Expected volatility	104.54% to 121.09%	143.4% to 153.5%

There were no stock options granted during the predecessor period from January 1, 2024 and February 13, 2024.

For the period from February 14, 2024 through June 30, 2024, the Company recorded stock-based compensation expense of $1,485,027, of which $849,952 was related to R&D and $635,075 was related to general and administrative. For the period from January 1, 2024 through February 13, 2024, Predecessor recorded an immaterial amount of stock-based compensation expense.

For the three months ended June 30, 2025, the Company recorded stock-based compensation expense of $183,328, of which $53,821 was related to research and development and $129,507 was related to general and administrative. For the six months ended June 30, 2025, the Company recorded stock-based compensation expense of $488,274, of which $127,123 was related to research and development and $361,151 was related to general and administrative.

As of June 30, 2025, the Company had approximately $1,379,000 of unamortized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 1.7 years. The weighted average grant date calculated fair value per share of the Company’s options granted during the six months ended June 30, 2025 was $11.86. The weighted average grant date calculated fair value per share of the Company’s options granted during the period February 14, 2024, through June 30, 2024, was $3,520.

NOTE 12 – 401(K) RETIREMENT SAVINGS PLAN

The Company sponsors a 401(k) defined contribution plan covering eligible employees who elect to participate. The Company is allowed to make discretionary profit sharing and 401(k) matching contributions as defined in the plan and as approved by the Board of Directors. The Company’s contributions for the period from February 14, 2024 through June 30, 2024 was $23,760 and Predecessor contributions during the period from January 1, 2024 through February 13, 2024 was $0. The Company did not make any contributions to the 401(k) during the six months ended June 30, 2025.

NOTE 13 – RELATED-PARTY TRANSACTIONS

In February 2024, we issued and sold an aggregate of 10,089 shares of Series A Preferred Stock, 306 Series A Common Warrants and 2,500 Preferred Warrants, at a price of $800 per share of Series A Preferred Stock, for aggregate cash proceeds of approximately $8.0 million, plus additional cash proceeds of up to $2.0 million if the Preferred Warrants are exercised.

The following table summarizes the shares of our Series A Preferred Stock issued to our related parties:

Purchasers	Shares of Series A Preferred Stock	Total Purchase Price
Daniel Corey(1)	150	$150,000
Atwood-Edminster Trust dtd 4-2-2000 (2)	1,002	$1,002,000
Chris Ehrlich(3)	275	$275,000

On February 5, 2025, the Company announced the pricing of a reasonable best efforts public offering (the “Offering”), with participation from a member of the Company’s board of directors and a single institutional investor, for the purchase and sale of (i) 15,000 shares of common stock, (ii) 112,500 February 2025 Pre-funded Warrants; and (iii) common warrants to purchase up to 127,551 shares of common stock (the “February 2025 Common Warrants”), at a combined public offering price of $39.20 per share and Warrant (See Note 8).

The following table summarizes the pre-funded warrants and February 2025 Common Warrants sold to our related party:

Purchasers	Pre-Funded Warrants Purchased	Total Purchase Price	February 2025 Common Warrants Issued
Atwood-Edminster Trust dtd 4-2-2000 and GVN, LLC (2)	25,510	$999,992	25,510

(1)	Daniel Corey served as the Chief Technology Officer and a member of the board of directors of the Company from February 2024 to September 2024, and previously served as Chief Executive Officer, Chief Scientific Officer, and a member of the board of directors of Legacy CERo until the closing of the Business Combination in February 2024.

(2)	Brian G. Atwood served as Chairman and Chief Executive Officer of the Company from February 2024 to September 2024, and previously served as Chairman of PBAX until the closing of the Business Combination in February 2024. Mr. Atwood is currently a member of the board of directors of the Company and serves as a trustee of Atwood-Edminster Trust dtd 4-2-2000. GVN, LLC, is a limited liability company of which the sole member is the Atwood-Edminster Trust dtd 4-2-2000, and of which Brian G. Atwood and Lynne H. Edminster are the managers.

(3)	Chris Ehrlich has served as the Chairman and Chief Executive Officer of the Company since December 2024, and previously served as (i) interim Chairman and Chief Executive Officer of the Company from October 2024 to November 2024, (ii) Vice Chairman of the board of directors of the Company from February 2024 to September 2024, and (iii) the Chief Executive Officer of PBAX until the closing of the Business Combination in February 2024.

On April 22, 2025, pursuant to the Fourth Securities Purchase Agreement, the Company issued and sold, and the investors purchased, in a private placement (the “Fourth PIPE Financing”), 6,250 shares of the Series D Preferred Stock to investors in exchange for the receipt of 1,000,279 shares of the Stella Series D Preferred Stock in lieu of cash, in which a portion of the Stella Series D Preferred Stock was owned by a related party investor. The investor is a majority shareholder of Stella Diagnostics, Inc. and has representation on the board of directors thereof.

During the six months ended June 30, 2025 and for the period from February 14, 2024 to June 30, 2024, the Company incurred a consulting fee of $83,500 and $35,000 to members of the Company’s board of directors, respectively.

NOTE 14 – SUBSEQUENT EVENTS

On July 11, 2025, the Company entered into an agreement to issue and sell 12,500,000 shares of Common Stock under the New Keystone Purchase Agreement. As the New Keystone Purchase Agreement constitutes a continuation of the equity line program commenced under the February 2024 Purchase Agreement, the Commitment Shares issued to the Investor pursuant to the February 2024 Purchase Agreement shall satisfy in full the Company’s obligation to deliver any additional shares of Common Stock to the Investor as consideration for entering into the New Keystone Purchase Agreement.

On July 18, 2025, the Company sold an additional 497 shares of Series D Preferred Stock for gross cash proceeds of $432,600 in an additional closing.

On July 18, 2025, 53 shares of Series C Preferred Stock were converted into 10,600 shares of Common Stock. The conversion ratio was agreed upon by the Company and investor at a conversion price of $5.00 per share, which was lower than the conversion price based on the Series C Certificate of Designations Alternate Conversion price.

On August 20, 2025, the Company and certain investors entered into a Stock Purchase Agreement, pursuant to which the Company sold 1,000,279 Stella D Preferred Stock for cash proceeds of $500,000. In accordance with ASC 855-10, Subsequent Events, the Company evaluated this event under ASC 855-10-25-1 and determined that it represents a Type I subsequent event (recognized subsequent event) because the sale provided additional evidence about conditions that existed at the balance sheet date. Accordingly, the Company determined that the fair value of the equity securities on the date of the Fourth Securities Purchase Agreement of April 21, 2025 and June 30, 2025 was equal to $500,000.

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital to fund its R&D activities and meet its obligations on a timely basis. As of June 30, 2025, the Company reported approximately $3.2 million of cash and cash equivalents, with an accumulated deficit of approximately $81.4 million.

On February 5, 2025, we entered into a securities purchase agreement, with participation from a member of the Board and a single institutional investor, for the purchase and sale of (i) 127,551 shares of Common Stock or Common Stock equivalents in lieu thereof; and (ii) February 2025 Common Warrants to purchase up to 127,551 shares of Common Stock at an exercise price of $39.20. In connection with such offering, we received net proceeds of approximately $4.2 million. Additionally, during the six months ended June 30, 2025, we received net proceeds from the exercise of the remaining Series A Preferred Warrants, the collection of subscriptions receivable and equity line of credit fundings of approximately $2.4 million.

On April 21, 2025, the Company entered into a Securities Purchase Agreement (the “Fourth Securities Purchase Agreement”) with certain accredited investors named therein. Further, on April 22, 2025, the Company filed the Certificate of Designations of Rights and Preferences of the Series D Preferred Stock (the “Series D Certificate of Designations”) for the purpose of designating and establishing the Company’s Series D Preferred Stock. Pursuant to the Securities Purchase Agreement, up to 10,000 shares of the Company’s Series D Preferred Stock shall be purchased for an aggregate purchase price of up to $8 million in one or more closings (each a “Closing”).

On April 22, 2025, the Company issued 6,250 shares of its Series D preferred stock to investors in exchange for 1,000,279 shares of Series D preferred stock of Stella Diagnostics. The transaction was completed in lieu of a cash payment. The value of Stella’s Series D Preferred Stock received was determined to be $500,000 as of the transaction date, based on the subsequent sale of the 1,000,279 Stella Series D Preferred Stock for $500,000 in cash, pursuant to a Stock Purchase Agreements dated August 20, 2025. Accordingly, the Company recognized the issuance of its Series D preferred stock to investors at a cost of $500,000, which represents the fair value of the consideration received. The difference between the stated value of the Company Series D Preferred Stock ($5.0 million) and the fair value of the consideration received ($500,000) was recorded as a decrease to additional paid-in capital, which amounted to $4.5 million. The investment in Stella’s Series D Preferred Stock is classified as an equity security without a readily determinable fair value and is accounted for under the measurement alternative in accordance with ASC 321, Investments – Equity Securities. Under this method, the investment is initially recorded at cost, which was determined to be equal to the fair value of the consideration received, and is subsequently adjusted for observable price changes in orderly transactions for the same or similar securities and for impairment, if any. There was no impairment identified on the investment in equity securities during the period ended June 30, 2025.This non-cash transaction did not impact the Company’s cash flows and is disclosed as a non-cash investing and financing activity in the condensed consolidated statement of cash flows in accordance with ASC 230, Statement of Cash Flows. As of June 30, 2025, the value of Stella’s Series D Preferred Stock received was determined to be $500,000, based on the subsequent sale of the 1,000,279 Stella Series D Preferred Stock for $500,000 in cash, pursuant to a Stock Purchase Agreements dated August 20, 2025.

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

Recent Developments

Reverse Stock Splits

At 12:01 a.m. Eastern time on January 8, 2025, the Company effected the Reverse Stock Split pursuant to which each 100 shares of Common Stock outstanding immediately prior thereto was converted into 1 share of Common Stock outstanding immediately thereafter, and at 12:01 a.m. Eastern time on June 13, 2025, the Company effected the Reverse Stock Split pursuant to which each 20 shares of Common Stock outstanding immediately prior thereto was converted into 1 share of Common Stock outstanding immediately thereafter.

April 2025 PIPE Financing

As discussed above, on April 21, 2025, the Company entered into the Fourth Securities Purchase Agreement, pursuant to which the Company agreed to issue and sell up to 10,000 shares of Series D Preferred Stock for an aggregate purchase price of up to $8 million in one or more closings. On April 22, 2025, the Company consummated a private placement of 6,250 shares of Series D Preferred Stock pursuant to the Fourth Securities Purchase Agreement, by and among the Company and certain investors in exchange for the receipt of 1,000,279 shares of the Stella Series D Preferred in lieu of cash, which is included in investment in equity securities on the accompanying unaudited condensed balance sheet as of June 30, 2025. The fair value of Stella’s Series D Preferred Stock received was determined to be $500,000 as of the transaction date, based on the subsequent sale of the 1,000,279 Stella Series D Preferred Stock for $500,000 in cash, pursuant to a Stock Purchase Agreement dated August 20, 2025. On August 20, 2025, the Company and certain investors entered into a Stock Purchase Agreement, pursuant to which the Company sold 1,000,279 Stella Series D Preferred Stock for cash proceeds of $500,000. In accordance with ASC 855-10, Subsequent Events, the Company evaluated this event under ASC 855-10-25-1 and determined that it represents a Type I subsequent event (recognized subsequent event) because the sale provided additional evidence about conditions that existed at the balance sheet date. Accordingly, the Company determined that the fair value of the equity securities on the date of the Fourth Securities Purchase Agreement of April 21, 2025 and June 30, 2025 was equal to $500,000.

On June 5, 2025, the Company sold an additional 938 shares of Series D Preferred Stock for gross cash proceeds of $750,400 in an additional closing of the Fourth PIPE Financing.

On June 25, 2025, the Company entered into an amendment to the Fourth Securities Purchase Agreement pursuant to which the Company added certain new institutional investors to the schedule of buyers in the Fourth Securities Purchase Agreement, to issue and sell to such investors, in one or more closings shares of the Company’s Series D Preferred Stock. Also, on June 25, 2025, the Company sold an additional 2,315 shares of Series D Preferred Stock for gross cash proceeds of $1,852,000 in an additional closing of the Fourth PIPE Financing. On July 18, 2025, the Company sold an additional 497 shares of Series D Preferred Stock for gross cash proceeds of $432,600 in an additional closing of the Fourth PIPE Financing.

July 2025 ELOC Transaction

On July 11, 2025, the Company entered into an agreement to issue and sell 12,500,000 shares of Common Stock under the New Keystone Purchase Agreement. As the New Keystone Purchase Agreement constitutes a continuation of the equity line program commenced under the February 2024 Purchase Agreement, the Commitment Shares issued to the Investor pursuant to the February 2024 Purchase Agreement shall satisfy in full the Company’s obligation to deliver any additional shares of Common Stock to the Investor as consideration for entering into the New Keystone Purchase Agreement.

Orphan Drug Designation

In July 2025, CER-1236 received an FDA Orphan Drug Designation for the treatment of acute myeloid leukemia.

Nasdaq Notices of Non-compliance and Nasdaq Panel Decision

As previously disclosed, on January 17, 2025, the Company received a letter setting forth the determination of a panel convened by Nasdaq (the “Nasdaq Panel”) granting the Company’s request for an extension (the “Extension”) to regain compliance with certain continued listing requirements of the Nasdaq Stock Market until April 22, 2025. The Company presented its plan (the “Plan”) for regaining compliance with such requirements at a hearing conducted on December 17, 2025. The Company’s Plan included completion of a reverse stock split, which occurred on January 8, 2025, and transferring the listing of its securities to the Nasdaq Capital Market, which was completed on February 12, 2025, and certain other conditions, including the satisfaction of the $2.5 million minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market.

In addition, as previously disclosed, from November 2024 through June 30, 2025, the Company raised approximately $3.1 million of net proceeds from its equity line of credit entered into November 2024, and an additional approximately $4.3 million of net proceeds from its public offering of shares of common stock, pre-funded warrants and warrants to purchase shares of common stock that closed on February 7, 2025 (the “February 2025 Offering”). As a result of such capital raising activities and the proceeds of the Private Placement received on the First Closing Date, as well as successful negotiations with certain service providers to reduce outstanding balances payable, the Company received a notification letter from Nasdaq on May 7, 2025, stating that the Company had regained compliance with the Nasdaq continued listing standard under Nasdaq Listing Rule 5550(b)(1), which requires, among other things, that the Company maintain at least $2.5 million in stockholders’ equity.

On June 11, 2025, we received a Bid Price Requirement Letter notifying us that, for the 30 consecutive business day period between April 25, 2025 through June 9, 2025, the closing bid price for our Common Stock was below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market set forth in Nasdaq Listing Rule 5550(a)(2), which is required for continued listing of the Common Stock on Nasdaq. We timely appealed the delisting determination by requesting a hearing before the Nasdaq Panel. Such request for a Nasdaq Panel hearing stayed the suspension of the Company’s securities. On July 7, 2025, Nasdaq informed us that they had determined that we have regained compliance with the Bid Price Requirement and were therefore in compliance with the continued listing requirements. As a result, Nasdaq canceled the hearing and the Common Stock will continue to be listed and traded on the Nasdaq Capital Market, subject to maintaining all listing standards.

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

Results of Operations for the Three Months Ended June 30, 2025 and 2024

	For the Three Months Ended June 30,
	2025 (Successor)	2024 (Successor)	Difference	Percentage Change
Operating expenses:
Research and development	$2,753,963	$2,714,344	$39,619	1.5%
General and administrative	1,969,828	2,433,893	(464,065)	(19.1)%
Total operating expenses	4,723,791	5,148,237	(424,446)	8.2%
Loss from operations	(4,723,791)	(5,148,237)	(424,446)	8.2%

Other income (expense):
Gain from settlement of liabilities with vendor	-	447,335	(447,335)	(100.0)%
Other expenses	-	(630,775)	630,775	100.0%
Change in fair value of derivative liabilities and earnout liabilities	-	2,900,000	(2,900,000)	(100.0)%
Stock-based inducement expense	(707,300)	-	(707,300)	(100.0)%
Interest income (expense), net	13,776	(16,977)	30,753	181.1%
Total other income (expense), net	(693,524)	2,699,583	(3,393,107)	(125.7)%

Net loss	(5,417,315)	(2,448,654)	(2,968,661)	121.2%
Deemed dividend on Series A, Series B and C Preferred Stock	(24,700,374)	-	(24,700,374)	100.0%
Net loss attributable to common stockholders	$(30,117,689)	$(2,448,654)	$(27,669,035)	1,130.0%

Research and Development Expenses

Research and development expenses were $2,754,000 for the three months ended June 30, 2025 as compared to $2,714,000 for the three months ended June 30, 2024, reflecting an increase of $40,000. The increase was primarily attributable to an increase in clinical expenses of approximately $1,056,000 and an increase in scientific consulting fees of $93,000, offset by a decrease in salaries and benefits of $893,000 primarily due to a decrease in stock-based compensation of $728,000 attributable to a decrease in accretion of stock option expense, and a decrease in lab and other expenses of $216,000. During the first quarter of 2025, we began clinical trials related to the IND for CER-1236.

The Company anticipates that its R&D expenses will significantly increase in the future as the Company increases headcount, compensation expense, and contracted services for preclinical and clinical development of its product candidates, as well as for manufacturing of clinical product to be used in clinical development.

General and Administrative Expenses

General and administrative expenses were $1,970,000 for the three months ended June 30, 2025 as compared to $2,434,000 for the three months ended June 30, 2024, reflecting a decrease of approximately $464,000. The decrease during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, was primarily due to a decrease in salaries and benefits of $505,000 primarily due to a decrease in stock-based compensation of $478,000 attributable to a decrease in accretion of stock option expense. This decrease was offset by an increase in other general and administrative expenses of $41,000.

Other Income (Expense), Net

Other expense was $693,000 for the three months ended June 30, 2025 as compared to other income of $2,700,000 for the three months ended June 30, 2024, reflecting a negative change of $3,393,000. The negative change was primarily due to (1) the recording of a $2.9 million gain from change in value of the Company’s earnout liability during the three months ended June 30, 2024 as compared to $0 during the three months ended June 30, 2025, (2) the recording of a gain on settlement of vendor liabilities of $447,000 during the three months ended June 30, 2024 as compared to $0 during the three months ended June 30, 2025, and (3) the recording of stock-based inducement expense of $707,300 during the three months ended June 30, 2025 related to the conversion of Series C Preferred Stock as compared to $0 during the three months ended June 30, 2024. These negative changes in other expenses, net were offset by the recording of other expense of $631,000 during the three months ended June 30, 2024 related to registration rights penalties recorded compared to $0 during the three months ended June 30, 2025, and an increase in interest income, net of $30,000.

Net loss and net loss attributable to common stockholders

For the three months ended June 30, 2025 and 2024, net loss amounted to $5,417,000 and $2,449,000, respectively, which represents an increase in net loss of $2,968,000, or 121.2%. During the three months ended June 30, 2025, in connection with our Series A, Series B and Series C preferred stock conversions, we recorded deemed dividends of $24,700,000. Accordingly, for the three months ended June 30, 2025 and 2024, net loss attributable to common stockholders amounted to $30,117,000, or $(61.71) per common share, and $2,449,000, or $(302.32) per common share, respectively.

Results of Operations for the Six Months Ended June 30, 2025 and 2024

The results of operations for the six months ended June 30, 2024 are pro forma as the period presented in the following table and discussion includes the Predecessor for the period from January 1, 2024 through February 13, 2024 and the Company for the period from February 14, 2024 through June 30, 2024. This pro forma period from January 1, 2024 to June 30, 2024 does not include the Merger transactions that occurred on-the-line.

	For the Six Months Ended June 30,
		2024
	2025 (Successor)	(Pro forma) (Predecessor and Successor)	Difference	Percentage Change
Operating expenses:
Research and development	$5,661,790	$4,382,551	$1,279,239	29.2%
General and administrative	4,012,532	5,317,756	(1,305,224)	(24.5)%
Total operating expenses	9,674,322	9,700,307	(25,985)	(0.3)%
Loss from operations	(9,674,322)	(9,700,307)	(25,985)	(0.3)%

Other income (expense):
Gain from settlement of liabilities with vendor	-	589,223	(589,223)	(100.0)%
Other expenses	-	(630,775)	630,775	(100.0)%
Change in fair value of derivative liabilities and earnout liabilities	-	5,020,117	(5,020,117)	(100.0)%
Share-based inducement expense	(863,550)	-	(863,550)	(100.0)%
Interest income (expense), net	14,626	(26,606)	41,232	155.0%
Total other income (expense), net	(848,924)	4,951,959	(5,800,883)	(117.1)%

Net loss	(10,523,246)	(4,748,348)	(5,774,898)	121.6%
Deemed dividend on Series A, B and C Preferred Stock	(24,964,518)	-	(24,964,518)	100%
Deemed dividend related to Series C Common Warrants	(84,083)	-	(84,083)	100%
Net loss attributable to common stockholders	$(35,571,847)	$(4,748,348)	$(30,823,499)	649.1%

Research and Development Expenses

Research and development expenses were $5,662,000 for the six months ended June 30, 2025 as compared to $4,383,000 for the six months ended June 30, 2024, reflecting an increase of $1,279,000. The increase was primarily attributable to an increase in clinical expenses of $2,362,000, and an increase in scientific consulting fees of $496,000. In the first quarter of 2025, we began clinical trials related to the IND for CER-1236. This increase was primarily offset by a decrease in lab expenses of $461,000 primarily attributable to a decrease in toxicology studies performed in the 2025 period as compared to the 2024 period, a decrease in research and development salaries and benefits of approximately $989,000 which included a decrease in stock-based compensation expense of $723,000 primarily attributable to a decrease in accretion in stock-based option expense and a decrease in bonuses paid of $132,000, and a decrease in other research and development costs of $129,000.

The Company anticipates that its R&D expenses will significantly increase in the future as the Company increases headcount, compensation expense, and contracted services for preclinical and clinical development of its product candidates, as well as for manufacturing of clinical product to be used in clinical development.

General and Administrative Expenses

General and administrative expenses were $4,013,000 for the six months ended June 30, 2025 as compared to $5,318,000 for the six months ended June 30, 2024, reflecting a decrease of $1,305,000. The decrease during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, was primarily due to a decrease of $1,750,000 in underwriting fees from the PBAX initial public offering, which were incurred upon the consummation of the business combination in February 2024, and a decrease in executive salaries and benefits of $68,000. This decrease was offset by an increase in professional fees of $516,000 primarily due to an increase in auditing, accounting and legal fees which were offset by a decrease in recruiting fees. The additional professional fees were all driven by the increased expenses of operational compliance as a public company.

Other Income (Expense), Net

Other expense was $(849,000) for the six months ended June 30, 2025 as compared to other income of $4,952,000 for the six months ended June 30, 2024, reflecting a negative change in other income, net of $5,801,000. The negative change was primarily due to (1) the recording of a $4,700,000 gain from change in value of the Company’s earnout liability and a $320,000 gain recorded for the change in value of the Predecessor’s preferred stock warrant liability during the six months ended June 30, 2024 as compared to $0 during the six months ended June 30, 2025, (2) the recording of a gain on settlement of vendor liabilities of $589,000 during the six months ended June 30, 2024 compared to $0 during the six months ended June 30, 2025, and (3) the recording of stock-based inducement expense of $864,000 during the six months ended June 30, 2025 as compared to $0 during the six months ended June 30, 2024. These decreases in other income, net were offset by the recording of other expense of $631,000 during the six months ended June 30, 2024 related to registration rights penalties recorded compared to $0 during the six months ended June 30, 2025, and an increase in interest income, net of $41,000.

Net loss and net loss attributable to common stockholders

For the six months ended June 30, 2025 and 2024, net loss amounted to $10,523,000 and $4,748,000, respectively, which represents an increase in net loss of $5,775,000, or 121.6%. During the six months ended June 30, 2025, in connection with our Series A, Series B and Series C preferred stock conversions, and the redemption of Series C Preferred Stock, we recorded deemed dividends of $24,965,000, and in connection with the adjustment in the exercise price of Series C Common Warrants, we recorded deemed dividends of $84,000. Accordingly, for the six months ended June 30, 2025 and 2024, net loss attributable to common stockholders amounted to $35,572,000, or $(107.60) per common share, and $4,748,348, or $(604.19) per common share, respectively.

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

The Company, therefore, anticipates that substantial additional funding will be needed in connection with its continuing operations. As of June 30, 2025, the Company had approximately $3.2 million in cash and cash equivalents. The Company intends to devote most of the available cash to the preclinical and clinical development of its product candidates and public company compliance costs. Based on current business plans, the Company believes that the cash available as of June 30, 2025 will not fund its operations and capital requirements for 12 months after the filing of these unaudited condensed financial statements for the period ended June 30, 2025. The Company has arranged two equity lines of credit, one providing for the sale of up to 25,000,000 newly issued shares of Common Stock and the other providing for the purchase of up to $17.5 million of Common Stock on the satisfaction of certain conditions. The Company has no guarantee that the conditions will be satisfied to require the purchase of all, or any additional amount, of the ELOC funds. On February 5, 2025, the Company entered into the SPA, with participation from a member of the Company’s Board and a single institutional investor, for the purchase and sale of (i) 127,551 shares of our common stock or common stock equivalents in lieu thereof; and (ii) February 2025 Common Warrants to purchase up to 127,551 shares of common stock, at a combined public offering price of $39.20 per share and warrant. In connection with this offering, the Company received net proceeds of approximately $4.2 million. Additionally, during the six months ended June 30, 2025, the Company received net proceeds from the exercise of the remaining Series A Preferred Warrants, the collection of subscriptions receivable and ELOC fundings of approximately $2.9 million. Furthermore, during the six months ended June 30, 2025, we received net proceeds from the sales of Series D Preferred Stock of $2.2 million. Any estimate as to how long the Company expects the net proceeds from the ELOC and Series D Preferred Stock funding may fund the Company’s operations is based on assumptions that may prove to be wrong, and the Company could use its available capital resources sooner than its current expectations. Changing circumstances, some of which may be beyond the Company’s control, could result in less cash and cash equivalents available to fund operations or cause the Company to consume capital significantly faster than currently anticipated, and the Company may need to seek additional funds from additional sources sooner than planned.

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

Cash Flows

	For the Six Months Ended June 30,
		2024
	2025 (Successor)	(Pro forma, Predecessor and Successor)	Difference

Net cash used in operating activities	$(9,068,702)	$(8,617,285)	$(451,417)
Net cash provided by financing activities:	9,044,316	9,748,916	(704,600)
Net (decrease) increase in cash, restricted cash and cash equivalents	$(24,386)	$1,131,631	$(1,156,017)

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2025 primarily reflected a net loss of $10,523,000, adjusted for the reconciliation of non-cash items such as depreciation expense of $146,000, stock-based compensation of $488,000, stock-based inducement expense of $864,000, and amortization of right-of-use asset of $391,000, and changes in operating asset and liabilities primarily consisting of an increase in prepaid expenses and other current assets of $169,000, an increase in accounts payable of $562,000, a decrease in accrued liabilities of $404,000, and a decrease in operating lease liabilities of $423,000.

Net cash used in operating activities for the six months ended June 30, 2024 primarily reflected a net loss of $4,748,000, adjusted for the reconciliation of non-cash items such as a gain of settlement of liabilities with vendors of $589,000, depreciation expense of $228,000, stock-based compensation of $1,489,000, amortization of right-of-use asset of $353,000 and a gain on revaluation of earnout liability and the preferred stock warrant liability of $5,020,000, and changes in operating asset and liabilities primarily consisting of an increase in prepaid expenses and other current assets of $269,000, a decrease in accounts payable of $551,000, an increase in accrued liabilities of $941,000, and a decrease in operating lease liabilities of $450,000.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2025 amounted to $9,045,000 as compared to $9,749,000 for the six months ended June 30, 2024.

During the six months ended June 30, 2025, net cash provided by financing activities of $9,045,000 was primarily attributable to the receipt of net proceeds of $500,000 from the exercise of Series A Preferred Warrants, net proceeds of $2,426,000 from the sale of common stock under the ELOC, net proceeds of $2,240,000 from the sale of Series D Preferred Stock, and net proceeds from sale of common stock and pre-funded warrants of $4,273,000, offset by the cash redemption of Series C Preferred Stock of $395,000.

During the six months ended June 30, 2024, net cash provided by financing activities of $9,749,000 was primarily attributable to the receipt of net proceeds of $6,758,000 from the sale of Series A Preferred Stock, $408,000 from short-term borrowings, net proceeds of $500,000 from the sale of Series B Preferred Stock, and net proceeds of $2,238,000 from the sale of common stock under the ELOC, offset by the repayment of short-term borrowings of $149,000.

Critical Accounting Estimates

Investment in equity securities - The Company’s investment in equity securities consists of Series D Preferred Stock of Stella Diagnostics, Inc. Investments in equity securities are initially measured at cost. Cost is based upon either the cost of the investment or the estimated market value of the investment at the time it was acquired, whichever can be more clearly determined. The Company has elected the measurement alternative for equity securities without readily determinable fair values. Under this alternative, if the Company identifies an observable price change in an orderly transaction for an identical or similar investment of the same issuer, the Company measures the equity security at fair value as of the date that the observable transaction occurred. Any adjustments resulting from observable price changes are recognized in earnings. The Company monitors these investments for changes in observable prices from orderly transactions and assesses them for impairment. If an equity security is deemed to be impaired, an impairment loss is recognized in earnings, measured as the difference between the investment’s cost and its fair value at the impairment assessment date.

Earnout liability - As a result of the Merger in February 2024, the Company recognized an earnout liability of $4.9 million on the merger date. The earnout liability is measured using unobservable (Level 3) inputs and was included in current liabilities on balance sheet. The Company estimated the fair value of the earnout liability by applying a Monte-Carlo simulation method using the Company’s projection of future operating results and the estimated probability of achievement of the earnout target metrics.  The Monte-Carlo simulation is a generally accepted statistical technique used to generate a defined number of valuation paths in order to develop a reasonable estimate of the fair value of the earnout liability. The liability is remeasured to fair value using the Monte-Carlo simulation method at each reporting period, and the change in fair value is recognized in other income (expense) until the contingency is resolved. During the three and six months ended June 30, 2024, the Company recorded a gain from change of fair value of the earnout liability of $2,900,000 and $4,700,000, which is included in other income (expenses), net on the accompanying consolidated statement of operations, respectively.

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

Recent Accounting Standards

See the section titled in Note 2 to the Company’s condensed consolidated financial statements for the quarter ended June 30, 2025, appearing elsewhere herein.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the certifying officers concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective due to the existence of material weaknesses in internal control over financial reporting.

Material Weaknesses Identified

The material weaknesses identified include:

●	A lack of sufficient personnel with appropriate technical accounting expertise and experience in U.S. GAAP and SEC reporting requirements;

●	Inadequate processes for assessing and accounting for the impact of preferred stock conversions, including the failure to properly evaluate embedded features and related classification and measurement considerations; and

●	Deficiencies in the initial recognition and valuation of investments in equity securities, including insufficient documentation and analysis supporting fair value determinations.

These control deficiencies have resulted in the Company’s inability to timely file periodic reports and have led to errors in the initial accounting treatment of complex financial instruments.

Remediation Plan

Management is actively developing a remediation plan to address these material weaknesses. The plan includes:

●	Recruiting additional qualified accounting personnel with expertise in financial reporting and complex financial instruments;

●	Engaging third-party consultants to assist with technical accounting matters; and

●	Implementing enhanced financial reporting systems and internal controls.

Execution of this remediation plan is contingent upon the availability of adequate financial resources.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of June 30, 2025, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

We may pursue orphan drug designation for certain of our product candidates, and we may not be able to obtain such designation, or obtain or maintain the benefits of such designation including orphan drug exclusivity, and even if we do, that exclusivity may not prevent regulatory authorities from approving other competing products.

In June 2025, the FDA granted orphan drug designation to CER-1236 for the treatment of AML. We may seek orphan designation for additional product candidates in the future; however, we may never receive such designations. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. Orphan drug designation must be requested before submitting an NDA. A similar regulatory scheme governs orphan products in the EU.

Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and application fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. In addition, if a product candidate with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same product for the same therapeutic indication for seven years.

Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. In addition, even after an orphan drug is approved, the FDA can subsequently approve the same product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition.

Additionally, the FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

The issuance of shares of our Common Stock upon conversion or exercise of our outstanding Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Common Warrants and other securities that we may issue in future financing transactions may result in substantial dilution to our stockholders.

As of August 19, 2025, the Company currently has outstanding (i) 1,429 shares of Series A Preferred Stock with a conversion value of approximately $1.4 million, convertible into shares of Common Stock at a conversion rate of the stated value thereof divided by a current effective conversion price of $1.76; (ii) 7 shares of Series C Preferred Stock with a stated value of approximately $7,000, convertible into shares of Common Stock at a conversion rate of the stated value thereof divided by a conversion price ranging from $5.00 to $1.76 (iii) Series A Warrants to purchase 306 shares of Common Stock at an exercise price of $2,780.00 per share; (iv) Series C Warrants to purchase 4,088 shares of Common Stock at an exercise price of $0.80; (v) December 2024 and January 2025 Common Warrants to purchase an aggregate of 12,396 shares of Common Stock at an exercise price ranging from $112.20 to $116.40, (vi) February 2025 Common Warrants to purchase an aggregate of 127,551 shares of Common Stock at an exercise price of $39.20, (vii) Pre-Funded Warrants to purchase an aggregate of 10,787 shares of Common Stock at an exercise price of $0.002, (ix) Public Warrants and Private Placement Warrants to purchase an aggregate of 4,596 shares of Common Stock at an exercise price of $23,000.00 per share and (x) 10,000 shares of Series D Preferred Stock with a conversion value of approximately $10 million, convertible into shares of Common Stock at a conversion rate of the stated value thereof divided by a current effective conversion price of $15.60.

Although each of the conversion price of most of the Preferred Shares and the exercise prices of the December 2024 Common Warrants, January 2025 Common Warrants, Series A Warrants and February 2025 Common Warrants are at or above the trading price of our Common Stock as of the date of this Quarterly Report, if such trading price increases, such conversion prices and exercise prices will not change as a result thereof and could be below the trading price of our Common Stock as of the date of any future conversion or exercise thereof, resulting in dilution to our stockholders. In addition, the terms of the Series A Preferred Stock, the Series C Preferred Stock and Series D Preferred Stock contain certain penalties and adjustments to the amount included in determination of the conversion rate following certain breaches of the Company’s obligations thereunder, including, among other things, as a result of a failure to file or cause the SEC to declare one or more registration statements relating to the resale of the shares of Common Stock issuable upon conversion thereof by specified deadlines, certain defaults under indebtedness of the Company or judgments against the Company and failure to deliver shares of Common Stock upon conversion in a timely manner. For example, the penalties and adjustments include a 25% premium added to the stated value for determining the conversion rate in connection with breaches other than the breach of the requirement to redeem the shares of Series A Preferred Stock and Series B Preferred Stock by August 19, 2025, which results in a 50% premium, and the addition to the stated value of an amount equal to the value of the shares of Common Stock into which the Series A Preferred Stock or Series B Preferred Stock would have been convertible if the conversion price were equal to 80% of the lowest volume weighted average price during the five trading days immediately prior to conversion. Such penalties and adjustments, which applied during the period when substantially all of the conversions since the Business Combination occurred as a result of a failure to file and cause the SEC to declare a registration statement with respect to the resale of the underlying shares in a timely manner, have resulted and may in the future result in the issuance of shares of Common Stock at an effective conversion price below the trading price of our Common Stock at the time of such conversion.

We cannot assure you that we will remain in compliance with all of the terms of the Series A Preferred Stock, Series C Preferred Stock or Series D Preferred Stock and that such penalties and adjustments will not apply in the future. In addition, we cannot assure you that we will not issue additional convertible or other derivative securities with highly dilutive penalty or adjustment provisions. As described elsewhere in this Quarterly Report, the Company needs to obtain financing to fund its research and development activities and clinical trials, as well as other operations. Under challenging conditions in the equity capital markets, particularly for pre-commercialization biotech companies, we may have no viable alternatives to agreeing to inclusion of such provisions in the terms of future financings.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. For more information, see the section of titled “Business – Healthcare Laws and Regulations – Healthcare Reform” in the Annual Report on Form 10-K for the year ended December 31, 2024.

For example, the Medicare Drug Price Negotiation Program, administered by CMS as part of the Inflation Reduction Act of 2022, commonly referred to as the IRA, may apply to our products if they are selected for negotiation, which could materially reduce the amount of revenue we can generate from our products if they are approved. Prior to the enactment of the One Big Beautiful Bill Act of 2025 (“OBBBA”), orphan drugs were exempt from Medicare price negotiation under the IRA only if they had received a single orphan designation and were approved solely for the corresponding rare disease or condition. The OBBBA amended this exemption to apply more broadly: now, any orphan-designated drug is exempt from price negotiation, regardless of the number of orphan designations it has received, provided the drug’s approved indications are exclusively for those rare diseases. The OBBBA also included significant reforms to Medicaid, including an estimated $1 trillion in reduced federal Medicaid spending from 2025 through 2034, the imposition of work requirements for certain adult enrollees, more frequent eligibility redeterminations, and increased cost-sharing for beneficiaries. These changes are expected to reduce overall Medicaid enrollment and access to care. Although the effect on our future product candidates or business is unknown, any decrease in the number of insured patients or reimbursement levels for our products could adversely affect our potential for revenue and our commercial prospects.

In addition, multiple executive actions in the first half of 2025 signal the federal government’s increasing focus on lowering prescription drug prices, adding to the uncertainty surrounding future drug pricing and reimbursement frameworks. For example:

●	On May 12, 2025, President Trump signed the executive order titled “Delivering Most-Favored-Nation Prescription Drug Pricing,” which directs the Secretary of Health and Human Services (“HHS”) to identify and communicate most-favored-nation price targets for prescription drugs and to propose a rulemaking plan to impose such pricing if “significant progress” is not made. The order also directs the federal government to explore regulatory pathways that would facilitate direct-to-patient sales for manufacturers that meet these price targets. Additionally, it signals potential further action against manufacturers that fail to offer most-favored-nation pricing, including evaluating whether to modify or rescind marketing approvals or allow individual drug importation waivers. In July 2025, President Trump sent letters to pharmaceutical companies demanding further reduced prices more in line with most-favored-nation pricing.

●	Previously, on April 15, 2025, President Trump issued the executive order “Lowering Drug Prices by Once Again Putting Americans First,” which contains a broad set of directives aimed at reducing drug costs. Among other actions, the order directs HHS to revise guidance under the Inflation Reduction Act (“IRA”) to eliminate the so-called “pill penalty,” which currently subjects small molecule drugs to Medicare price negotiation four years earlier than biologics. The order also calls for a comprehensive evaluation of the role played by pharmacy benefit managers (“PBMs”) in drug pricing and market access.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the OBBBA was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Under Section 174 of the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the United States may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

We have identified a material weaknesses in our internal control over financial reporting. If our remediation of such material weaknesses is not effective, or if we identify additional material weaknesses in the future or otherwise fail to develop and maintain effective internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

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

In preparing each of our consolidated financial statements for the fiscal year ended December 31, 2024 and the accompanying consolidated financial statements for the three and six months ended June 30, 2025 and related comparison periods, we identified material weaknesses in our system of internal financial and accounting controls and procedures, as defined in the SEC guidelines for public companies. The material weaknesses identified relate to our conclusion that due to a lack of sufficient and qualified resources, we lack effective processes and controls to ensure the accuracy and completeness of our financial statements, including processes for assessing and accounting for the impact of preferred stock conversions and deficiencies in the recognition and valuation of investments in equity securities. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. As a result of the material weakness identified in connection with the preparation of the accompanying financial statements, we were unable to file this Quarterly Report on Form 10-Q in a timely manner. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

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

Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If our financial statements are not accurate, investors may not have a complete understanding of our operations. If we do not file financial statements on a timely basis as required by the SEC, we could face severe consequences. If we are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Common Stock could decline, and we could be subject to sanctions or investigations by the Nasdaq, the SEC or other regulatory authorities. Moreover, responding to such investigations are likely to consume a significant amount of our management resources and cause us to incur significant legal and accounting expenses. Failure to remedy any material weakness in internal control over financial reporting, or to maintain effective control systems, could also restrict our future access to the capital markets. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

As a public reporting company, we are subject to filing deadlines for reports that we file pursuant to the Exchange Act, and our failure to timely file such reports may have material adverse consequences on our business.

Following the consummation of the Business Combination, we failed to timely file our Form 8-K with Form 10 information prior to the “staleness” date (as determined in accordance with the applicable rules and regulations of the SEC) applicable to the financial statements that were required by the applicable accounting requirements and other rules and regulations of the SEC to be included in such filing (including pro forma financial information); thus, we have not remained timely in our reporting requirements with the SEC since we became an SEC reporting company on February 14, 2024. Although we regained status as a current filer by filing a Form 8-K/A with current financial statements on April 1, 2024, we were unable to remain timely in our reporting requirements as a result of our failure to file this Quarterly Report on Form 10-Q by August 19, 2025, the extended deadline resulting from our filing of a notice on Form 12b-25 on August 15, 2025, as a result, we will not be eligible to file any new registration statement on Form S-3 and, following any requirement to amend any existing registration statement on Form S-3, including as a result of the updating of such registration statement pursuant to Section 10(a)(3) of the Securities Act upon the filing of our Annual Report on Form 10-K for the fiscal year ending December 31, 2025, we will not be eligible to use any existing registration statement on Form S-3, in each case, that would allow us to continuously incorporate by reference our SEC reports into the registration statement, or to use “shelf” registration statements to conduct offerings, until approximately one year from the date we regained (and maintain) status as a current and timely filer. Until such time, if we determine to pursue an offering, we would be required to conduct the offering on an exempt basis, such as in accordance with Rule 144A, or file a registration statement on Form S-1. Using a Form S-1 registration statement for a public offering would likely take significantly longer than using a registration statement on Form S-3 and increase our transaction costs, and could, to the extent we are not able to conduct offerings using alternative methods, adversely impact our liquidity, ability to raise capital or complete acquisitions in a timely manner. The use of Form S-1 would also prevent us from conducting offerings on a “shelf basis,” limiting our flexibility as to the terms, timing or manner of any such offering.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2025, 198 shares of Series B Preferred Stock were converted into 42,258 shares of Common Stock. The conversion ratio was based on the Series B Certificate of Designations and included the 25% premium to the greater of the conversion amount or the number of shares multiplied by the highest closing price within the preceding 20 days.

During the three months ended June 30, 2025, 2,477 shares of Series C Preferred Stock were converted into 808,444 shares of Common Stock. The conversion ratio was agreed upon by the Company and investors and ranged from $1.76 to $5.00 per share, which was lower than the conversion price based on the Series C Certificate of Designations Alternate Conversion Price.

On April 22, 2025, pursuant to the Fourth Securities Purchase Agreement, the Company issued and sold, and the investors purchased, in a private placement (the “Fourth PIPE Financing”): 6,250 shares of the Series D Preferred Stock to investors for aggregate consideration of $500,000, paid through the transfer of 1,000,279 shares of Series D Preferred Stock of Stella Diagnostics, Inc. owned by such investors, in lieu of cash, which are included in investment in equity securities on the accompany unaudited condensed balance sheet as of June 30, 2025. The date of the first closing is referred to as the “First Closing Date.” The value of Stella’s Series D Preferred Stock received was determined to be $500,000 as of the transaction date, based on the subsequent sale of the 1,000,279 Stella Series D Preferred Stock $500,000 in cash, pursuant to a Stock Purchase Agreement dated August 20, 2025. Accordingly, the Company recognized the issuance of its Series D Preferred Stock to investors at a cost of $500,000, which represents the value of the consideration received. The difference between the stated value of the Company’s Series D Preferred Stock ($5.0 million) and the fair value of the consideration received ($500,000) was recorded as a decrease to additional paid-in capital, which amounted to $4.5 million. The investment in Stella’s Series D is classified as an equity security without a readily determinable fair value and is accounted for under the measurement alternative in accordance with ASC 321, Investments – Equity Securities. Under this method, the investment is initially recorded at cost, which was determined to be equal to the fair value of the consideration received, and is subsequently adjusted for observable price changes in orderly transactions for the same or similar securities and for impairment, if any. There was no impairment identified on the investment in equity securities during the period ended June 30, 2025. This non-cash transaction did not impact the Company’s cash flows and is disclosed as a non-cash investing and financing activity in the condensed consolidated statement of cash flows in accordance with ASC 230, Statement of Cash Flows.

On June 5, 2025, the Company sold an additional 938 shares of Series D Preferred Stock for gross cash proceeds of $750,400 in an additional closing of the Fourth PIPE Financing.

On June 25, 2025, the Company entered into an amendment (the “Amendment”) to the Fourth Securities Purchase Agreement pursuant to which the Company added certain new institutional investors to the schedule of buyers in the Fourth Securities Purchase Agreement, to issue and sell to such investors, in one or more closings shares of the Company’s Series D Preferred Stock. Also, on June 25, 2025, the Company sold an additional 2,315 shares of Series D Preferred Stock for gross cash proceeds of $1,852,000 in an additional closing of the Fourth PIPE Financing.

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

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of CERo Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

3.2	Second Amended and Restated Bylaws of CERo Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on January 6, 2025).

3.4†	Certificate of Designation of Preferences, Rights and Limitations of the Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 25, 2025).

3.5	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of CERo Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on June 11, 2025).

4.1	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 6, 2025).

4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on January 21, 2025).

4.3	Description of Securities (incorporated by reference to Exhibit 4.4 to the Current Report on Form S-1 filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on July 21, 2025).

10.1+†	Securities Purchase Agreement, dated as of April 21, 2025, by and between CERo Therapeutics Holdings, Inc. and the investors named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 22, 2025).

10.2+	Form of Registration Rights Agreement by and between CERo Therapeutics Holdings, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 22, 2025).

10.3	Form of Consent Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 22, 2025).

10.4†	Form of Amendment to the Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on June 30, 2025).

10.5^	Employment Agreement by and between CERo Therapeutics Holdings, Inc., and Chris Ehrlich, dated May 30, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on June 2, 2025).

10.6^	Employment Agreement by and between CERo Therapeutics Holdings, Inc., and Andrew Albert Kucharchuk, dated May 30, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on June 2, 2025).

10.7^	Third Amendment to the CERo Therapeutics Holdings, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on May 29, 2025).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File-the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments.

*	Filed herewith.

**	Furnished herewith.

+	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

†	Certain portions of this document that constitute confidential information have been redacted pursuant to Item 601(b)(10) of Regulation S-K.

^	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERO THERAPEUTICS HOLDINGS, INC.

Date: August 22, 2025	By:	/s/ Chris Ehrlich
	Name:	Chris Ehrlich
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date August 22, 2025	By:	/s/ Andrew Kucharchuk
	Name:	Andrew Kucharchuk
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)