Form 10-Q
period 2025-09-30
CERO THERAPEUTICS HOLDINGS, INC.
filed 2025-11-19
CIK 1870404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CERO	None
Warrants, each warrant exercisable for one two-thousandths of a share of Common Stock	CEROW	None

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

As of November 19, 2025, there were 21,102,671 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

CERO THERAPEUTICS HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

		Page
PART 1 - FINANCIAL INFORMATION		1

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024	1
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2025 (Successor), the Three Months Ended September 30, 2024, Period from February 14, 2024 through September 30, 2024 (Successor), and January 1, 2024 through February 13, 2024 (Predecessor)	2
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the Three and Nine Months ended September 30, 2025 (Successor), Periods from February 14, 2024 through September 30, 2024 (Successor), and January 1, 2024 through February 13, 2024 (Predecessor)	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 (Successor), Period from February 14, 2024 through September 30, 2024 (Successor), and January 1, 2024 through February 13, 2024 (Predecessor)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	44
Item 4.	Controls and Procedures	44

PART II - OTHER INFORMATION		45

Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3.	Defaults Upon Senior Securities	51
Item 4.	Mine Safety Disclosures	51
Item 5.	Other Information	51
Item 6.	Exhibits	52

SIGNATURES		54

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

●	our financial performance;

●	our ability to obtain additional cash and the sufficiency of our existing cash, cash equivalents and equity securities to fund our future operating expenses and capital expenditure requirements, including the development and, if approved, commercialization of our product candidates;

●	the impact of the delisting of our Common Stock and public warrants from the NASDAQ Stock Market (“Nasdaq”);

●	our ability to realize the benefits expected from the business combination (the “Business Combination”) pursuant to the Business Combination Agreement, dated as of June 4, 2023 (as amended, the “Business Combination Agreement”), by and among CERo Therapeutics, Inc. (“Legacy CERo”), Phoenix Biotech Acquisition Corp. (“PBAX”) and PBCE Merger Sub, Inc. (“Merger Sub”);

●	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;

●	the scope, progress, results and costs of developing CER-1236 or any other product candidates we may develop, and conducting preclinical studies and clinical trials;

●	the timing and costs involved in obtaining and maintaining regulatory approval of CER-1236 or any other product candidates we may develop, and the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations or accelerated approvals for our drug candidates for various indications;

●	current and future agreements with third parties in connection with the development and commercialization of CER-1236 or any other future product candidate;

●	our ability to advance product candidates into and successfully complete clinical trials;

●	the ability of our clinical trials to demonstrate the safety and efficacy of CER-1236 and any other product candidates we may develop, and other positive results;

●	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

●	the benefits of orphan drug designation and potential for orphan drug exclusivity in the future for CER-1236 and any other product candidates that may receive orphan drug designation;

●	our plans relating to the commercialization of CER-1236 and any other product candidates we may develop, if approved, including the geographic areas of focus and our ability to grow a sales team;

●	the success of competing drugs, therapies or other products that are or may become available;

●	developments relating to our competitors and our industry, including competing product candidates and therapies;

●	our plans relating to the further development and manufacturing of CER-1236 and any other product candidates we may develop, including additional indications that we may pursue for CER-1236 or other product candidates;

●	existing regulations and regulatory developments in the United States and other jurisdictions;

●	our potential and ability to successfully manufacture and supply CER-1236 and any other product candidates we may develop for clinical trials and for commercial use, if approved;

●	the rate and degree of market acceptance of CER-1236 and any other product candidates we may develop, as well as the pricing and reimbursement of CER-1236 and any other product candidates we may develop, if approved;

●	our expectations regarding our ability to obtain, maintain, protect and enforce intellectual property protection for CER-1236 and for any other product candidate;

●	our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of third parties;

●	our ability to realize the anticipated benefits of any strategic transactions;

●	our ability to attract and retain the continued service of our key personnel and to identify, hire, and then retain additional qualified personnel and our ability to attract additional collaborators with development, regulatory and commercialization expertise;

●	our ability to maintain proper and effective internal controls;

●	the impact of macroeconomic conditions and geopolitical turmoil on our business and operations, including interest rates, inflationary pressures, capital market disruptions, changes in governmental agencies, international tariffs, trade protection measures, economic sanctions and economic slowdowns or recessions;

●	our expectations regarding the period during which we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012 and as a smaller reporting company under the federal securities laws;

●	our anticipated use of our existing cash, cash equivalents and equity securities;

●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

“Common Warrants” refers to the Public Warrants, Private Placement Warrants, the Series A Warrants, the Series C Warrants, the December 2024 Common Warrants, the January 2025 Common Warrants, the February 2025 Common Warrants and the February 2025 Pre-Funded Warrants.

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

“Fifth PIPE Financing” refers to the private placement pursuant to which we issued and sold, and certain investors purchased, shares of Series E Preferred Stock, on the terms and conditions set forth in the Fifth Securities Purchase Agreement.

“Fifth PIPE Registration Rights Agreement” refers to the Registration Rights Agreement, dated as of October 14, 2025, by and between CERo and certain investors.

“Fifth Securities Purchase Agreement” refers to the Securities Purchase Agreement, dated as of October 14, 2025, and amended as of October 15, 2025, by and among CERo and certain investors, pursuant to which CERo agreed to issue and sell up to 9,750 shares of Series E Preferred Stock.

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

“Fourth Securities Purchase Agreement” refers to the Securities Purchase Agreement, dated as of April 21, 2025, as amended as of June 25, 2025, by and among CERo and certain investors, pursuant to which CERo agreed to issue and sell up to 10,000 shares of Series D Preferred Stock.

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

“PBAX” refers to Phoenix Biotech Acquisition Corp., a Delaware corporation.

“PIPE Financings” refers to the First PIPE Financing, the Second PIPE Financing, the Third PIPE Financing, the Fourth PIPE Financing and the Fifth PIPE Financing.

“Preferred Shares” refer to the shares of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock issued in the PIPE Financings, including the Warrant Preferred Shares.

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

“Series E Certificate of Designations” refers to the Certificate of Designations of Rights and Preferences of the Series E Preferred Stock, as amended from time to time.

“Series E Preferred Stock” refers to the Series E convertible preferred stock, $0.0001 par value per share, of CERo.

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

“Warrants” refer to the Private Placement Warrants, the Series A Warrants, the Series C Warrants, the December 2024 Common Warrants, the January 2025 Common Warrants, the Public Warrants, the February 2025 Common Warrants and the February 2025 Pre-Funded Warrants.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

CERO THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS

Current assets:
Cash, restricted cash, and cash equivalents	$2,022,072	$3,327,060
Prepaid expenses and other current assets	531,827	274,749
Deferred offering costs	-	112,232
Total current assets	2,553,899	3,714,041

Deferred offering costs, net of current portion	174,505	500,000
Operating lease right-of-use assets	869,538	1,464,367
Property and equipment, net	313,452	528,521
Total assets	$3,911,394	$6,206,929

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$7,077,342	$4,507,318
Accrued liabilities	340,691	1,913,175
Operating lease liability	931,023	876,392
Earnout liability	20,000	20,000
Deemed dividend – common stock liability, 692 shares	85,500	85,500
Total current liabilities	8,454,556	7,402,385

Operating lease liability, net of current portion	-	699,107
Total liabilities	8,454,556	8,101,492

Commitments and contingencies

Stockholders’ deficit:
Series C convertible preferred stock, $0.0001 par value; 2,853 shares authorized; 7 and 2,853 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively; liquidation preference of $8,750 at September 30, 2025	2,292	1,249,999
Series D convertible preferred stock, $0.0001 par value; 12,500 shares authorized; 9,800 and 0 issued and outstanding at September 30, 2025 and December 31, 2024, respectively; liquidation preference of $12,250,000 at September 30, 2025	7,408,866	-
Series A convertible preferred stock, $0.0001 par value; 12,580 shares authorized; 1,429 and 1,894 issued and outstanding at September 30, 2025 and December 31, 2024, respectively; liquidation preference of $1,786,250 at September 30, 2025	1,287,315	1,708,396
Series B convertible preferred stock, $0.0001 par value; 626 shares authorized; 0 and 273 issued and outstanding at September 30, 2025 and December 31, 2024, respectively; No liquidation preference at September 30, 2025	-	218,051
Class A common stock; $0.0001 par value; 1,000,000,000 shares authorized; 1,496,398 and 120,794 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	150	12
Additional paid-in capital	73,055,709	67,142,276
Stock subscription receivable	-	(1,295,444)
Accumulated deficit	(86,297,494)	(70,917,853)
Total stockholders’ deficit	(4,543,162)	(1,894,563)
Total liabilities and stockholders’ deficit	$3,911,394	$6,206,929

See accompanying notes to the condensed consolidated financial statements

Reflects a 1-for-100 reverse stock split effective January 8, 2025 and 1-for-20 reverse stock split effective June 13, 2025

CERO THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Period from February 14, 2024 through September 30, 2024	For the Period from January 1, 2024 through February 13, 2024
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
Operating expenses:
Research and development	$2,386,244	$1,774,210	$8,048,034	$5,392,569	$764,192
General and administrative	1,976,335	2,628,028	5,988,867	7,812,843	132,941
Total operating expenses	4,362,579	4,402,238	14,036,901	13,205,412	897,133
Loss from operations	(4,362,579)	(4,402,238)	(14,036,901)	(13,205,412)	(897,133)

Other income (expenses):
Gain from settlement of liabilities with vendors	-	-	-	589,223	-
Other income (expenses)	248	(147)	248	(630,922)	-
Change in fair value of earnout and derivative liabilities	-	170,000	-	4,870,000	320,117
Stock-based inducement expense	-	-	(863,550)	-	-
Write off of deferred offering costs	(500,000)	-	(500,000)	-	-
Interest income (expense), net	5,936	4,418	20,562	(26,993)	4,805

Total other income (expenses), net	(493,816)	174,271	(1,342,740)	4,801,308	324,922
Net loss	(4,856,395)	(4,227,967)	(15,379,641)	(8,404,104)	(572,211)
Deemed dividend on Series A, B and C Preferred Stock	-	-	(24,964,518)	-	-
Deemed dividend on Series D Preferred Stock	(6,649,828)	-	(6,649,828)	-	-
Deemed dividend related to Series C Common Warrants	-	-	(84,083)	-	-
Net loss attributable to common shareholders	$(11,506,223)	$(4,227,967)	$(47,078,070)	$(8,404,104)	$(572,211)

Net loss per common share:
Basic and diluted	$(9.10)	$(170.22)	$(72.94)	$(560.27)	$(1,959.63)
Weighted average common shares outstanding:
Basic and diluted	1,264,884	24,838	645,452	15,000	292

See accompanying notes to the condensed consolidated financial statements

Reflects a 1-for-100 reverse stock split effective January 8, 2025 and 1-for-20 reverse stock split effective June 13, 2025

CERO THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

	Convertible Preferred Stock								Series A		Additional	Stock		Total
	Series A		Series B		Series C		Series D		Common Stock		Paid-in	Subscriptions	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance at December 31, 2024 (Successor)	1,894	$1,708,396	273	$218,051	2,853	$1,249,999	-	$-	120,794	$12	$67,142,276	$(1,295,444)	$(70,917,853)	$(1,894,563)
Issuance of shares of Series A Preferred Stock upon exercise of Series A Preferred Warrants	625	500,000	-	-	-	-	-	-	-	-	(500,000)	500,000	-	500,000
Sale of common stock	-	-	-	-	-	-	-	-	15,000	2	587,998	-	-	588,000
Sale of pre-funded warrants, net of issuance costs of $839,004	-	-	-	-	-	-	-	-	-	-	3,572,795	-	-	3,572,795
Exercise of pre-funded warrants	-	-	-	-	-	-	-	-	91,214	9	173			182
Purchases of shares of Common Stock under Keystone ELOC	-	-	-	-	-	-	-	-	14,531	1	1,227,240	-	-	1,227,241
Collection of stock subscriptions receivable related to prior Keystone ELOC purchases	-	-	-	-	-	-	-	-	-	-	-	716,694	-	716,694
Issuance of shares of Common Stock upon conversion of Series A Preferred Stock	(1,090)	(921,081)	-	-	-	-	-	-	14,447	1	921,080	-	-	-
Issuance of shares of Common Stock upon conversion of Series B Preferred Stock	-	-	(75)	(59,904)	-	-	-	-	2,500	-	59,904	-	-	-
Redemption of Series C Preferred Stock	-	-	-	-	(316)	(267,856)	-	-	-	-	(127,144)	-	-	(395,000)
Stock-based inducement expense related to conversion of Series A Preferred Stock	-	-	-	-	-	-	-	-	-	-	156,250	-	-	156,250
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	304,946	-	-	304,946
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(5,105,931)	(5,105,931)
Balance at March 31, 2025 (Successor)	1,429	1,287,315	198	158,147	2,537	982,143	-	-	258,486	25	73,345,518	(78,750)	(76,023,784)	(329,386)
Exercise of pre-funded warrants	-	-	-	-	-	-	-	-	10,550	1	20	-	-	21
Purchases of shares of Common Stock under Keystone ELOC, net of issuance costs of $124,131	-	-	-	-	-	-	-	-	75,064	8	481,963	-	-	481,971
Issuance of shares of Common Stock upon conversion of Series B Preferred Stock	-	-	(198)	(158,147)	-	-	-	-	42,258	4	158,143	-	-	-
Issuance of shares of Common Stock upon conversion of Series C Preferred Stock	-	-	-	-	(2,477)	(935,208)	-		808,444	81	935,127	-	-	-
Issuance of Series D Preferred Stock for cash and equity securities, net of issuance costs of $362,221	-	-	-	-	-	-	9,503	7,240,180	-	-	(4,500,000)	-	-	2,740,180
Stock-based inducement expense related to conversion of Series C Preferred Stock	-	-	-	-	-	-	-	-	-	-	707,300	-	-	707,300
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	183,328	-	-	183,328
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(5,417,315)	(5,417,315)
Balance at June 30, 2025 (Successor)	1,429	1,287,315	-	-	60	46,935	9,503	7,240,180	1,194,802	119	71,311,399	(78,750)	(81,441,099)	(1,633,901)
Purchases of shares of Common Stock under Keystone ELOC, net of issuance costs of $73,400	-	-	-	-	-	-	-	-	253,682	25	1,278,192	-	-	1,278,217
Issuance of shares of Common Stock upon conversion of Series C Preferred Stock	-	-	-	-	(53)	(44,643)	-	-	10,600	2	44,641	-	-	-
Issuance of Series D Preferred Stock for cash, net of issuance costs of $76,799	-	-	-	-	-	-	497	320,801	-	-		-	-	320,801
Issuance of shares of Common Stock upon conversion of Series D Preferred Stock	-	-	-	-	-	-	(200)	(152,115)	37,314	4	152,111	-	-	-
Write off of subscription receivable deemed offering cost	-	-	-	-	-	-	-	-	-	-	(78,750)	78,750	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	348,116	-	-	348,116
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(4,856,395)	(4,856,395)
Balance at September 30, 2025 (Successor)	1,429	$1,287,315	-	$-	7	$2,292	9,800	$7,408,866	1,496,398	$150	$73,055,709	$-	$(86,297,494)	$(4,543,162)

	Convertible Preferred Stock								Series A		Additional	Stock		Total
	Series A		Series B		Series C		Series D		Common Stock		Paid-in	Subscriptions	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance at February 14, 2024 (Successor)	10,089	$8,937,852	-	$-	-	$-	-	$-	7,266	$1	$53,899,885	$(2,000,000)	$(63,185,641)	$(2,347,903)
Issuance of Series B shares sold to investors for stock subscription receivable	-	-	626	500,000	-	-	-	-	-	-	-	(500,000)	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	96,289	-	-	96,289
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(1,727,483)	(1,727,483)
Balance at March 31, 2024 (Successor)	10,089	8,937,852	626	500,000	-	-	-	-	7,266	1	53,996,174	(2,500,000)	(64,913,124)	(3,979,097)
Cash received for Series B stock subscription	-	-	-	-	-	-	-	-	-	-	-	500,000	-	500,000
Issuance of Series A shares for rounding purchases	3	1,875	-	-	-	-	-	-	-	-	128	-	-	2,003
Issuance of common stock for Arena Equity Line of Credit (ELOC)	-	-	-	-	-	-	-	-	173	-	500,000	-	-	500,000
Purchases of Common Stock under Keystone ELOC, net of issuance costs of $933,345 and subscriptions receivable of $194,971	-	-	-	-	-	-	-	-	3,930	-	1,700,113	(194,971)	-	1,505,142
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	1,388,738	-	-	1,388,738
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,448,654)	(2,448,654)
Balance at June 30, 2024 (Successor)	10,092	8,939,727	626	500,000	-	-	-	-	11,369	1	57,585,153	(2,194,971)	(67,361,778)	(2,531,868)
Issuance of shares of Series A Preferred Stock on exercise of Series A Preferred Warrants	38	38,000	-	-	-	-	-	-	-	-	(38,000)	38,000	-	38,000
Issuance of common stock for Keystone ELOC	-	-	-	-	-	-	-	-	807	-	-	-	-	-
Purchases of Common Stock under Keystone ELOC	-	-	-	-	-	-	-	-	6,499	1	1,705,730	194,971	-	1,900,702
Issuance of shares of Common Stock on conversion of Series A Preferred Stock	(7,005)	(7,005,000)	-	-	-	-	-	-	54,474	5	7,004,995	-	-	-
Issuance of shares of Common Stock on conversion of Series B Preferred Stock	-	-	(140)	(140,000)	-	-	-	-	622	-	140,000	-	-	-
Issuance of shares of Series C Preferred Stock sold to investors, net of issuance costs of $434,428	-	-	-	-	2,853	1,249,999	-	-	-	-	(434,428)	(111,607)	-	703,964
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	414,744	-	-	414,744
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(4,227,967)	(4,227,967)
Balance at September 30, 2024 (Successor)	3,125	$1,972,727	486	$360,000	2,853	$1,249,999	-	$-	73,771	$7	$66,378,194	$(2,073,607)	$(71,589,745)	$(3,702,425)

	Convertible Preferred Stock						Additional		Total
	Series Seed		Series A		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023 (Predecessor)	5,155,703	$4,077,560	22,764,764	$38,023,784	292	$-	$1,032,126	$(43,089,821)	$(42,057,695)
Stock based compensation expense	-	-	-	-	-	-	4,431	-	4,431
Net loss	-	-	-	-	-	-	-	(572,211)	(572,211)
Balance at February 13, 2024 (Predecessor)	5,155,703	$4,077,560	22,764,764	$38,023,784	292	$-	$1,036,557	$(43,662,032)	$(42,625,475)

See accompanying notes to the condensed consolidated financial statements

Reflects a 1-for-100 reverse stock split effective January 8, 2025 and 1-for-20 reverse stock split effective June 13, 2025

CERO THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Nine Months ended September 30, 2025	For the Period from February 14, 2024 through September 30, 2024	For the Period from January 1, 2024 through February 13, 2024
	(Successor)	(Successor)	(Predecessor)
Cash flows from operating activities:
Net loss	$(15,379,641)	$(8,404,104)	$(572,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from settlement of liabilities with vendors	-	(589,223)	-
Depreciation expense	215,069	304,446	37,356
Stock-based compensation	836,390	1,899,771	4,431
Amortization of right-to-use operating lease asset	594,829	421,092	115,859
Write off of deferred offering costs	500,000	-	-
Stock-based inducement expense	863,550	-	-
Amortization of debt discount	-	-	(1,875)
Foreign currency transaction gain included in other income (expenses)	(248)	-	-
Gain on revaluation of earnout and derivative liabilities	-	(4,870,000)	(320,117)
Change in assets and liabilities:
Prepaid expenses and other current assets	(257,078)	(146,618)	142,687
Accounts payable	1,426,446	(360,204)	128,429
Accrued liabilities	(428,658)	1,526,821	(50,370)
Operating lease liability	(644,476)	(520,454)	(121,589)
Net cash used in operating activities	(12,273,817)	(10,738,473)	(637,400)

Cash flows from investing activities:
Proceeds from sale of equity securities	500,000	-	-
Net cash provided by investing activities	500,000	-	-

Cash flows from financing activities:
Proceeds from issuance of Series A Preferred Stock, net of issuance costs	-	6,757,700	-
Advances from shareholder	-	13,731	-
Payment of sponsor loans	-	(19,715)	-
Proceeds from exercise of Series A Preferred Warrants	500,000	38,000	-
Proceeds from short-term borrowings, net	-	408,052	-
Payments for short term borrowings	-	(300,240)	-
Proceeds from share purchases and collection of stock subscription receivables under ELOC, net of issuance costs	3,704,123	4,139,190	-
Proceeds received from sale of Series B Preferred Stock	-	500,000	-
Proceeds received from sale of Series C Preferred Stock, net of issuance costs of $434,428	-	703,964
Proceeds received from sale of Series D Preferred Stock	2,560,981	-	-
Proceeds received from sale of common stock and warrants	588,000	-	-
Proceeds received from sale of pre-funded warrants, net of issuance costs	3,685,027	-	-
Payment of deferred offering costs	(174,505)	-	-
Proceeds from exercise of pre-funded warrants	203	-	-
Cash redemption of Series C Preferred Stock	(395,000)	-	-
Net cash provided by financing activities	10,468,829	12,240,682	-

Net increase (decrease) in cash, restricted cash and cash equivalents	(1,304,988)	1,502,209	(637,400)

Cash, restricted cash and cash equivalents at beginning of period	3,327,060	1,877,995	1,601,255

Cash, restricted cash and cash equivalents at end of period	$2,022,072	$3,380,204	$963,855

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash and cash equivalents	$1,947,316	$3,300,448	$884,099
Restricted cash	74,756	79,756	79,756
Cash, restricted cash and cash equivalents	$2,022,072	$3,380,204	$963,855

NON-CASH FINANCING ACTIVITIES:
Issuance of common shares to Keystone Capital LLC for equity line of credit	$-	$500,000	$-
Issuance of common shares to Arena Investors LP for equity line of credit	$-	$500,000	$-
Conversion of Series A, Series B, Series C and Series D Preferred Stock to common stock	$2,271,098	$-	$-
Reclassification of deferred offering costs to additional paid-in capital	$112,232	$-	$-
Reclassification of accrued expenses to accounts payable	$1,143,826	$-	$-
Issuance of Series D Preferred Stock for investment in equity securities	$500,000	$-	$-
Write off of subscription receivable deemed offering cost	$78,750	$-	$-

See accompanying notes to the condensed consolidated financial statements

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Nature of Operations – CERo Therapeutics Holdings, Inc. (OTC PINK: CERO) (“CERo”, “Successor” or the “Company”), F/K/A Phoenix Biotech Acquisition Corp. (“PBAX”) was incorporated in Delaware on June 8, 2021. PBAX was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (a “business combination”).

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

In November 2024, the U.S. Food and Drug Administration (“FDA”) cleared the Company’s Investigational New Drug Application for Phase 1 clinical trial of its lead compound, CER-1236, in acute myelogenous leukemia (“AML”), and in May 2025 announced the first patient was dosed with CER-1236 in a Phase 1/1b trial of AML. In June 2025, the Company announced the completion of the initial evaluation of the first patient in its Phase 1/1b trial without any dose-limiting toxicity and dosed the second AML patient in July 2025. In September 2025, the Company announced that it had dosed the third patient in the starting dose cohort of its Phase 1 clinical trial evaluating CER-1236 in AML.

We submitted a second Investigational New Drug (“IND”) application for the investigation of CER-T cell therapy in NSCLC and ovarian cancer, which was accepted by the FDA on March 27, 2025.

Nasdaq Delisting - On October 29, 2025, the Company received the determination of the Nasdaq Hearings Panel (the “Panel”) to deny the Company’s request to continue the listing of its shares of common stock on Nasdaq and that the trading in the Company’s securities would be suspended at the open of trading on October 31, 2025. The Company submitted a request for review of the Panel’s decision by the Nasdaq Listing and Hearing Review Council. On October 31, 2025, the Company’s shares of common stock commenced trading on the OTC Pink Sheets. The Company has also commenced the process of seeking to trade its shares of common stock on the OTC Markets.

Reverse Stock Splits – On January 8, 2025, the Company effected a reverse stock split of our shares of common stock at a ratio of 1-for-100 and on June 13, 2025, the Company effected a reverse stock split of our shares of common stock at a ratio of 1-for-20 (the “Reverse Stock Splits”). The Company’s common stock continued to trade, prior to the Nasdaq Delisting, on Nasdaq on a post-split basis under the Company’s existing trading symbol, “CERO”.

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

Going concern – The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital to fund its research and development (“R&D”) activities and meet its obligations on a timely basis. As of September 30, 2025, the Company reported approximately $1.9 million of cash and cash equivalents, with an accumulated deficit of approximately $86.3 million. On February 5, 2025, we entered into a securities purchase agreement (the “SPA”), with participation from a member of the Company’s board of directors and a single institutional investor, for the purchase and sale of (i) 127,551 shares of our common stock or common stock equivalents in lieu thereof; and (ii) common warrants to purchase up to 127,551 shares of common stock, at a combined public offering price of $39.20 per share and warrant. In connection with this offering, we received net proceeds of approximately $4.2 million. Additionally, during the nine months ended September 30, 2025, we received net proceeds from the exercise of the remaining Series A Preferred Warrants, the collection of stock subscriptions receivable and ELOC fundings of approximately $4.2 million. Furthermore, during the nine months ended September 30, 2025, we received net proceeds from the sales of Series D Preferred Stock of approximately $2.6 million. Additional funds are necessary to maintain current operations and to continue R&D activities. However, there can be no assurance that sufficient funding will be available to allow the Company to successfully continue its R&D activities and planned regulatory filings with the FDA. If the Company is unable to obtain the necessary funds, significant reductions in spending and the delay or cancellation of planned activities may be necessary. These actions would have a material adverse effect on the Company’s business, results of operations, and prospects. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements are issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the SEC. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

On February 14, 2024, the Company completed the Merger with CERo Therapeutics, Inc., with CERo Therapeutics, Inc. surviving the Merger as a wholly-owned subsidiary of the Company, the accounting acquirer. The transaction was accounted for as a forward merger asset acquisition.

Unless the context otherwise requires, the “Company,” for periods prior to the Closing, refers to CERo Therapeutics, Inc. (“Predecessor”), and for the periods after the Closing, refers to CERo Therapeutics Holdings, Inc. (“Successor”). As a result of the Merger, the results of operations, financial position and cash flows of the Predecessor and the Company are not directly comparable. CERo Therapeutics, Inc. was deemed to be the Predecessor entity. Accordingly, the historical financial statements of CERo Therapeutics, Inc. became the historical financial statements of the combined Company, upon the consummation of the Merger. As a result, the financial statements included in this report reflect (i) the historical operating results of CERo Therapeutics, Inc. prior to the Merger and (ii) the combined results of the Company, CERo Therapeutics Holdings, Inc., following the Merger. The accompanying unaudited condensed consolidated financial statements include a Predecessor period, which includes the period from January 1, 2024 to February 13, 2024 concurrent with the Merger, and Successor periods from February 14, 2024 through September 30, 2024, for the three months ended September 30, 2024, and for the three and nine months ended September 30, 2025. A black line between the Successor and Predecessor periods has been placed in the unaudited condensed consolidated financial statements and in the tables to the notes to the condensed consolidated financial statements to highlight the lack of comparability between these two periods.

Use of estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses incurred during the reporting period. Items subject to such estimates and assumptions include the estimates of the fair value of investments in equity securities, estimates in recording accrued liabilities and expenses for research and development activities, the fair value of convertible preferred stock, common stock, and preferred stock warrant liability, the fair value of stock-based compensation expense, the present value of right-to-use assets and lease liabilities, the valuation of earnout liability, the value of deemed dividends, and the valuation allowance associated with deferred tax assets. Actual results could differ from those estimates.

Cash, restricted cash, and cash equivalents – The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents. As of September 30, 2025 and December 31, 2024, cash and cash equivalents consist of cash deposited with banks, including a money market sweep account, and restricted cash of $74,756 and $74,756, respectively, held on account by a financial institution as collateral for a demand letter of credit issued as a real estate security deposit.

Investment in equity securities - The Company’s investment in equity securities consisted of Series D Preferred Stock of Stella Diagnostics, Inc. (“Stella”), which was held by the Company as of June 30, 2025 and sold during the three months ended September 30, 2025. Investments in equity securities are initially measured at cost. Cost is based upon either the cost of the investment or the estimated market value of the investment at the time it was acquired, whichever can be more clearly determined. The Company has elected the measurement alternative for equity securities without readily determinable fair values. Under this alternative, if the Company identifies an observable price change in an orderly transaction for an identical or similar investment of the same issuer, the Company measures the equity security at fair value as of the date that the observable transaction occurred. Any adjustments resulting from observable price changes are recognized in earnings. The Company monitors these investments for changes in observable prices from orderly transactions and assesses them for impairment. If an equity security is deemed to be impaired, an impairment loss is recognized in earnings, measured as the difference between the investment’s cost and its fair value at the impairment assessment date.

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

Impairment of long-lived assets – The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. Through September 30, 2025, the Company has not experienced any impairment losses on its long-lived assets.

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

The accounting for leases includes a number of reassessment and re-measurement requirements for lessees based on certain triggering events or impairment conditions. There were no impairment indicators identified in each of the nine months periods ended September 30, 2025 and 2024, that would require impairment testing of the Company’s right-of-use assets.

Certain of the Company’s leases include variable lease costs to reimburse the lessor for real estate tax and insurance expenses, and certain non-lease components that transfer a distinct service to the Company, such as common area maintenance services. The Company has elected to separate the accounting for fixed lease components and variable and non-lease components for real estate and equipment leases. The variable lease costs are recorded on the condensed consolidated statement of operations as rent expense, within general and administrative expenses. The Company does not have any financing leases as of September 30, 2025 or December 31, 2024.

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

Preferred stock warrant liability – Warrant accounting requires liability classification of warrants when the warrants include a conditional obligation, once the warrant is exercised, that would require the Company to redeem its equity shares. Warrants are analyzed to determine whether the warrant is a freestanding instrument and if so, whether the warrant was issued in a transaction with other instrument(s). If a freestanding warrant is issued with other instruments in a single transaction, then the proceeds of the transaction are allocated first to the fair value of the warrant, with the remainder being allocated to the other instruments. Any warrants considered a liability are remeasured as of each reporting period end, with any changes in fair value recognized as interest and other income, net in the consolidated statement of operations. The Company has determined any warrant liability is a Level 3 instrument in the fair value measurements hierarchy. The Company has not included the effect of preferred stock warrants in the calculation of diluted loss per share since the inclusion of such warrants would be anti-dilutive. As of September 30, 2025 and December 31, 2024, there was no preferred stock warrant liability,

Earnout liability - As a result of the Merger in February 2024, the Company recognized an initial earnout liability of approximately $4.9 million on the merger date. The earnout liability is measured using unobservable (Level 3) inputs and is included in current liabilities on the accompanying condensed consolidated balance sheet. The Company estimated the fair value of the earnout liability by applying a Monte-Carlo simulation method using the Company’s projection of future operating results and the estimated probability of achievement of the earnout target metrics.  The Monte-Carlo simulation is a generally accepted statistical technique used to generate a defined number of valuation paths in order to develop a reasonable estimate of the fair value of the earnout liability. The liability is remeasured to fair value using the Monte-Carlo simulation method at each reporting period, and the change in fair value is recognized in other income (expense) until the contingency is resolved. During the three months ended September 30, 2024 and for the period from February 14, 2024 to September 30, 2024, the Company recorded a gain from the change in fair value of the earnout liability of $170,000 and $4,870,000, respectively, which is included in other income (expense), net on the accompanying unaudited condensed consolidated statement of operations. During the three and nine months ended September 30, 2025, the Company did not record a gain or loss from the change in fair value of the earnout liability.

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

On September 30, 2025 and December 31, 2024, the fair value of the Company’s earnout liability (see Note 10 for details) was classified as follows:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Earnout liability	$-	$-	$20,000	$20,000

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Earnout liability	$-	$-	$20,000	$20,000

The change in the fair value measurement using significant inputs (Level 3) is summarized below:

Preferred stock warrant liability (Predecessor):
Balance at December 31, 2023	$320,117
Gain on revaluation of warrant liability	(320,117)
Balance at February 14, 2024	$-

Earnout liability (Successor):
Balance at February 14, 2024	$4,900,000
Gain on revaluation of earnout liability	(4,870,000)
Balance at September 30, 2024	$30,000

Earnout liability (Successor):
Balance at December 31, 2024	$20,000
Gain on revaluation of earnout liability	-
Balance at September 30, 2025	$20,000

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

The fair value of restricted stock awards is based upon the estimated share price of the common stock on the date of grant.

Forfeitures are accounted for as they occur. All options and restricted stock awards granted since inception are expensed on a straight-line basis over the requisite service period, which is usually the vesting period, or as certain performance-based vesting terms become probable. The related amounts are recognized in the condensed consolidated statements of operations.

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

	Convertible
	Preferred Stock		Series A		Additional	Stock
	Series A		Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total
PBAX Closing Equity as of February 13, 2024	-	$-	2,741	$-	$547	$-	$(12,709,426)	$(12,708,879)
Forfeiture of founders shares	-	-	(438)	-	-	-	-	-
Adjusted shares outstanding	-	-	2,303	-	547	-	(12,709,426)	(12,708,879)
Shares issued as consideration in the Merger	-	-	4,038	1	47,238,749	-	-	47,238,750
Loss on VIE consolidation	-	-	-	-	-	-	(4,836,216)	(4,836,216)
Expense IPR&D	-	-	-	-	-	-	(45,640,000)	(45,640,000)
Reclassification of public shares	-	-	41	-	911,358	-	-	911,358
Issuance of common stock as payment to vendors	-	-	825	-	3,182,550	-	-	3,182,550
Elimination of deferred underwriting fees	-	-	-	-	5,690,000	-	-	5,690,000
Reclassification of earnout liability	-	-	-	-	(4,900,000)	-	-	(4,900,000)
Conversion of CERo bridge notes and accrued interest into Series A preferred stock	630	627,154	-	-	-	-	-	627,154
Conversion of working capital loan into Series A preferred stock	1,605	1,555,000	-	-	-	-	-	1,555,000
Issuance of Series A shares sold to investors, net	7,854	6,755,698	-	-	(856,663)	-	-	5,899,035
Issuance of Series A Preferred Warrants	-	-	-	-	2,000,000	(2,000,000)	-	-
Issuance of common stock to Keystone Capital LLC for equity line of credit	-	-	59	-	633,345	-	-	633,345
Opening Equity at February 14, 2024 (Successor)	10,089	$8,937,852	7,266	$1	$53,899,885	$(2,000,000)	$(63,185,641)	$(2,347,903)

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

The following table summarizes the number of shares of Common Stock issuable upon conversion or exercise, as applicable, of convertible securities, stock options, and warrants that were not included in the calculation of diluted net loss per share because such shares are anti-dilutive:

	For the three and nine months ended September 30,	For the three months ended September 30, 2024 and for the period from February 14, 2024 through September 30,	For the period from January 1, 2024 through February 14,
	2025	2024	2024
	(Successor)	(Successor)	(Predecessor)
Conversion of convertible preferred stock issued and outstanding	2,644,267	42,385	900
Conversion of convertible preferred stock underlying convertible preferred stock warrants	-	24,898	60
Exercise of warrants for common stock	159,724	9,153	-
Common stock underlying outstanding options (2024 Plan)	74,151	1,329	25
	2,878,142	77,765	985

Restricted common stock can be issued to directors, executives or employees of the Company and are subject to time-based vesting. These potential shares are excluded from the computation of basic loss per share as these shares are not considered outstanding until vested. No unvested restricted common stock awards were issued or outstanding during the nine months ended September 30, 2025 or the nine month period ended September 30, 2024.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
	(Successor)	(Successor)
Laboratory equipment	$2,507,839	$2,507,839
Computers	38,323	38,323
Furniture	8,429	8,429
Total cost	2,554,591	2,554,591
Less: accumulated depreciation	(2,241,139)	(2,026,070)
Property and equipment, net	$313,452	$528,521

Successor depreciation expense for the three months ended September 30, 2025 and 2024 was $69,354 and $113,855, and for the nine months ended September 30, 2025 and for period from February 14, 2024 through September 30, 2024 Successor depreciation expense was $215,069 and $304,446, respectively. Predecessor depreciation expense for the period January 1, 2024 through February 13, 2024 was $37,356.

NOTE 6 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
	(Successor)	(Successor)
Employee-related liabilities	$4,415	$244,302
Accrued franchise taxes	78,448	78,448
Accrued legal expenses	40,000	593,825
Penalty for late S-1 filing and effectiveness	55,000	55,000
Accrued clinical expenses	87,099	-
Accrued consulting, professional services and other	75,729	941,600
	$340,691	$1,913,175

NOTE 7 – LEASES

As of September 30, 2025 and December 31, 2024, the Company holds a five-year lease for laboratory and office space. The lease has escalating contractual rent and variable rent components and the Company elected to separate the contractual and variable elements for valuing the operating lease liability and right-to-use asset. The lease does not have any options for extension or expansion. The Company recorded the following lease costs:

	For the three months ended September 30,		For the nine months ended September 30,	For the period from February 14, 2024 through September 30,	For the period from January 1, 2024 through February 13,
	2025	2024	2025	2024	2024
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
Operating leases:
Operating lease cost	$226,880	$229,331	$685,542	$585,702	$110,885
Variable operating lease cost	187,730	177,056	600,334	441,560	84,401
Total lease cost	$414,610	$406,387	$1,285,876	$1,027,262	$195,286

The right-of-use asset, net for the operating lease was recorded in the condensed consolidated balance sheets as follows:

	September 30,	December 31,
	2025	2024
	(Successor)	(Successor)
Right-of-use assets, net	$869,538	$1,464,367

The operating lease liability for the operating lease was recorded in the condensed consolidated balance sheets as follows:

	September 30,	December 31,
	2025	2024
	(Successor)	(Successor)
Operating lease liabilities, current	$931,023	$876,392
Operating lease liabilities, non-current	-	699,107
Total operating lease liabilities	$931,023	$1,575,499

Weighted-average remaining lease term of operating leases (in years)	1.00	1.75
Weighted-average discount rate for operating leases	9.60%	9.60%

The following table reconciles the undiscounted future minimum lease payments under the non-cancelable operating lease with terms of more than one year to the total operating lease liabilities recognized on the Company’s balance sheet as of September 30, 2025:

Maturity of the Company’s lease liabilities as of September 30, 2025 is as follows:

2025 (remainder of year)	$252,415
2026	726,394
Total lease payments	978,809
Less: imputed interest	(47,786)
Total lease liabilities	$931,023

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

Conversion: Each holder of Series A Preferred Stock may convert at any time, all, or any part, of the outstanding Series A Preferred Stock into shares of the Common Stock at the initial “Conversion Price” of $20,000, which is subject to customary adjustments for stock splits. The Company’s Board of Directors has the right, at any time, with the written consent of the Required Holders (as defined in the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock (the “Series A Certificate of Designations”), to lower the fixed conversion price to any amount and for any period of time. If 90 days or 180 days following the occurrence of the effective date of the registration statement filed pursuant to the First PIPE Registration Rights Agreement, the Conversion Price then in effect is greater than the greater of $2,000.00 and the Market Price (as defined in the Series A Certificate of Designations) then in effect (the “Adjustment Price”), the Conversion Price shall automatically lower to the Adjustment Price. In connection with such adjustment provisions, the Conversion Price was reset to $2,000.00.

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

The Company accounts for preferred stock as either equity or debt-like securities based on an assessment of the Preferred Stock rights and preferences and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging. The Company has concluded that Series A, Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock, which have no cash redemption features outside of the Company’s control, and are treated as equity. The Company has also concluded that the Series A Common Warrants and Series C Common Warrants do not possess redemption features outside of the Company’s control and are treated as equity.

Due to delayed filing and declaration of effectiveness relative to the deadlines defined in the Registration Rights Agreement, as of September 30, 2024, the Company accrued a registration rights penalty amounting to $645,693, which was payable in cash to the holders of Series A Preferred Stock. On March 27, 2025, the Company entered into a Waiver of Registration Rights Penalties whereby the Investor agreed to waive all Series A registration rights penalty amounting to $645,693 in exchange for the Company’s forgiveness of a $600,000 shortfall in the exercise price of the Series A Preferred Warrants that was unpaid. In December 2024, the Investor exercised its Series A Preferred Warrants to purchase shares of Series A Preferred stock of the Company for which such investor remitted a partial exercise price amount of $100,000 instead of the exercise price of $700,000.

During the three months ended September 30, 2024, 7,005 shares of Series A Preferred Stock were converted into 54,474 shares of Common Stock.

During the nine months ended September 30, 2025, 1,090 shares of Series A Preferred Stock were converted into 14,447 shares of Common Stock. The conversion ratio was based on the Series A Certificate of Designations and reflected the application of the Alternate Conversion Price described above, applicable as of each date of conversion plus a 25% premium for penalties due. As a result of the 25% premium, during the nine months ended September 30, 2025, the Company recorded the following: 1) for 473 shares of Series A Preferred Stock converted during the continuance of a Trigger Event as described above, the Company recorded a deemed dividend of $118,250, which represents the fair value of excess common stock convertible and issuable to the preferred shareholders upon occurrence of the trigger event based on an average per share common share price of $95.00, the effect of which was an increase in the net loss attributable to common shareholders in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2025, and 2) for 625 shares of Series A Preferred Stock converted after the expiration of a Trigger Event as described above, the Company recorded a stock-based inducement expense of $156,250, which represents the fair value of excess common stock transferred to the preferred shareholders based on an average per share common share price of $95.00 and is reflected as part of other income (expense), net, on the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2025. Additionally, during the three and nine months ended September 30, 2025, Series C Preferred Stock was converted by investors at a conversion price lower than the conversion price of the Series A Preferred Stock then in effect. The lower conversion price lowered the Series A Preferred Stock conversion price from $39.20 per share to $1.76 per share. In connection with this down round triggering event, during the three and nine months ended September 30, 2025, the Company recorded a deemed dividend of $14,871,551, which represents the fair value of excess common stock convertible and issuable to the preferred shareholders upon occurrence of the trigger event based on an average per share common share price of $19.18, the effect of which was an increase in the net loss attributable to common shareholders in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2025,

Additionally, certain investors are owed an aggregate of 692 shares of Common Stock of the Company due to shortfall in number of shares issued upon conversion, which represents the 25% premium not received during the year ended December 31, 2024. Accordingly, during the year ended December 31, 2024, the Company reduced additional paid-in capital by $85,500 and recorded a liability of $85,500, which is reflected on the accompanying condensed consolidated balance sheets as deemed dividend - common stock liability as of September 30, 2025 and December 31, 2024.

As of September 30, 2025, there were 1,429 remaining shares of Series A Preferred Stock, which were convertible into approximately 811,932 shares of Common Stock based on a conversion price of $1.76 per share.

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

The Series B Preferred Stock ranks pari passu with the Series A Preferred Stock.

Due to delayed filing and declaration of effectiveness relative to the deadlines defined in the Registration Rights Agreement, through December 31, 2024, the Company accrued a registration rights penalty amounting to $55,000, which is payable in cash to the holders of Series B Preferred Stock and included in accrued liabilities on the accompanying condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024.

During the three months ended September 30, 2024, 140 shares of Series B Preferred Stock were converted into 622 shares of Common Stock.

During the three months ended March 31, 2025, 75 shares of Series B Preferred Stock were converted into 2,500 shares of Common Stock. The conversion ratio was based on the Series B Certificate of Designations and included the 25% premium to the greater of the conversion amount or the number of shares multiplied by the highest closing price within the preceding 20 days. During the three months ended June 30, 2025, 198 shares of Series B Preferred Stock were converted into 42,258 shares of Common Stock. The conversion ratio of 23 Series B Preferred Stock was based on the Series B Certificate of Designations and included the 25% premium to the greater of the conversion amount or the number of shares multiplied by the highest closing price within the preceding 20 days. As a result of the 25% premium, the Company recorded a deemed dividend of $0 and $30,250, which represents the fair value of excess common stock transferred to the preferred shareholders based on an average per share common share price of $37.50, the effect of which was an increase in the net loss attributable to common shareholders in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2025, respectively. Additionally, during the nine months ended September 30, 2025, the Company converted 175 shares of Series B Preferred stock at a conversion price lower than the contractual conversion price of the Series B Preferred Stock. These shares were converted after the expiration of a prior Trigger Event. The lower conversion price lowered the Series B Preferred Stock conversion price from the contractual conversion price to $1.76 per share. In connection with this down round triggering event, during the nine months ended September 30, 2025, the Company recorded a deemed dividend of $482,953, which represents the fair value of excess common stock convertible and issuable to the preferred shareholders upon occurrence of the trigger event based on a per share common share price of $6.87, the effect of which was an increase in the net loss attributable to common shareholders in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2025. As of the date of this triggering event and September 30, 2025, 70,299 shares of common stock remain issuable to then holder of Series B Preferred Stock.

As of September 30, 2025, there were no remaining shares of Series B Preferred Stock.

Successor Series C Convertible Preferred Stock

The Company designated 2,853 shares of its authorized preferred stock as the Series C Preferred Stock and the rights, preferences and privileges of the Series C Preferred Stock are summarized below.

Each share of Series C Preferred Stock has a stated value of $1,000 per share and, when issued, the Series C Preferred Stock was fully paid and non-assessable. The Series C Preferred Stock ranks senior to all other Company capital stock unless required holder votes are obtained to create a class of stock senior to Series C Preferred Stock.

Ranking: The Series C Preferred Stock are senior in rank with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company to the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, and Common Stock. The Company shall not, without the consent of the Required Holders, authorize or issue any shares of senior rank with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company, shares of pari passu rank with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company, or shares of junior ranking stock that have a maturity or redemption date prior to the first anniversary of the Series C Preferred Stock issuance date.

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

The Company accounts for preferred stock as either equity or debt-like securities based on an assessment of the Preferred Stock rights and preferences and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging. The Company has concluded that the Series C Preferred Stock, which has no cash redemption features outside of the Company’s control and are treated as equity. The Company has also concluded that the Series C Common Warrants do not possess redemption features outside of the Company’s control and are treated as equity.

On March 10, 2025, the Company paid certain investors $395,000 for the redemption of 316 shares of the Series C Preferred Stock, which included $267,856 of the initial purchase price and a cash redemption premium of $127,144. During the nine months ended September 30, 2025, the $127,144 of excess paid over the initial purchase price was included in deemed dividend on the accompanying condensed consolidated statement of operations.

During the three months ended June 30, 2025, 2,477 shares of Series C Preferred Stock were converted into 808,444 shares of Common Stock. The conversion ratios were agreed upon by the Company and investors and ranged from $1.76 to $5.00 per share, which was lower than the conversion price based on the Series C Certificate of Designations Alternate Conversion price. As a result, pursuant to ASC 470-20, upon initial down round triggering events, the Company recorded a stock-based inducement expense of $707,300, which represents the fair value of excess common stock transferred to the preferred shareholders based on an average per common share price of $7.50 and is reflected as part of other income (expense), net, on the accompanying condensed consolidated statement of operations during the nine months ended September 30, 2025. Additionally, subsequent to the initial triggering events, during the three and nine months ended September 30, 2025, Series C Preferred Stock was converted by investors at a conversion price lower than the contractual conversion price of the Series C Preferred Stock then in effect. The initial triggering events lowered the Series C Preferred Stock conversion price from $39.20 per share to $5.00 and from $5.00 per share to $1.76 per share. In connection with these down round triggering events, during the three and nine months ended September 30, 2025, the Company recorded a deemed dividend of $0 and $9,340,120, respectively, which represents the fair value of excess common stock convertible and issuable to the preferred shareholders upon the occurrence of the initial trigger event based on an average per share common share price of $10.37, the effect of which was an increase in the net loss attributable to common shareholders in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2025.

On July 18, 2025, 53 shares of Series C Preferred Stock were converted into 10,600 shares of Common Stock. The conversion ratio was agreed upon by the Company and investor at a conversion price of $5.00 per share.

As of September 30, 2025, there were 7 remaining shares of Series C Preferred Stock, which were convertible into approximately 3,977 shares of Common Stock.

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

Other Adjustments. In connection with the April 2025 Private Placement, the Company has agreed to seek stockholder approval at a special meeting of stockholders, of the issuance of Conversion Shares at a conversion price below the Conversion Price (the date of such approval, the “Series D Stockholder Approval Date”). If the Company did not obtain such stockholder approval prior to May 31, 2025, then the Company would have been required to (i) file a preliminary Proxy Statement seeking such stockholder consent with the SEC no later than May 31, 2025, (ii) use reasonable best efforts to file the definitive Proxy Statement no later than June 30, 2025 and (iii) use reasonable best efforts to hold the Stockholder Meeting no later than July 31, 2025. Such stockholder approval was obtained on May 29, 2025. If, on or after the Series D Stockholder Approval Date, the Company issues any shares of Common Stock for a consideration per share (the “Series D New Issuance Price”) less than a price equal to the Series D Conversion Price in effect immediately prior to such issuance, the Conversion Price shall be reduced to the Series D New Issuance Price.

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

On April 22, 2025, pursuant to the Fourth Securities Purchase Agreement, the Company issued and sold, and the investors purchased, in a private placement (the “Fourth PIPE Financing”), 6,250 shares of the Series D Preferred Stock in exchange for the receipt of 1,000,279 shares of Series D Preferred Stock of Stella Diagnostics, Inc, (the “Stella Series D Preferred Stock”), in lieu of cash, which is included in investment in equity securities on the accompanying unaudited condensed balance sheet as of September 30, 2025. Pursuant to the Fourth PIPE Financing, on April 22, 2025, the Company issued 6,250 shares of its Series D Preferred Stock to investors in exchange for 1,000,279 shares of Series D Preferred Stock of Stella Diagnostics, in which a portion of the Series D Preferred Stock of Stella Diagnostics was owned by a related party investor (see Note 13). The fair value of Stella’s Series D Preferred Stock received was determined to be $500,000 as of the transaction date, based on the subsequent sale of the 1,000,279 Stella Series D Preferred Stock for $500,000 in cash, pursuant to a Stock Purchase Agreement dated August 20, 2025 (see Note 14). Accordingly, the Company recognized the issuance of its Series D Preferred Stock to investors at a cost of $500,000, which represents the fair value of the consideration received. The difference between the stated value of the Company’s Series D Preferred Stock ($5.0 million) and the fair value of the consideration received ($500,000) was recorded as a decrease to additional paid-in capital, which amounted to $4.5 million. The investment in Stella’s Series D Preferred Stock is classified as an equity security without a readily determinable fair value and is accounted for under the measurement alternative in accordance with ASC 321, Investments – Equity Securities. Under this method, the investment is initially recorded at cost, which was determined to be equal to the fair value of the consideration received, and is subsequently adjusted for observable price changes in orderly transactions for the same or similar securities and for impairment, if any. There was no impairment identified on the investment in equity securities during the period ended September 30, 2025. This non-cash transaction did not impact the Company’s cash flows and is disclosed as a non-cash investing and financing activity in the condensed consolidated statement of cash flows in accordance with ASC 230, Statement of Cash Flows.

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

On July 18, 2025, the Company sold an additional 497 shares of Series D Preferred Stock for gross cash proceeds of $432,600 in an additional closing, and the Company received net proceeds of $320,801.

On September 15, 2025, the 30th day following the effective date of the registration statement to be filed pursuant to the Registration Rights Agreement, the conversion price of Series D Preferred Stock was lowered to from $15.60 to $5.36, the Series D Adjustment Price. In connection with this down round triggering event, during the three and nine months ended September 30, 2025, the Company recorded a deemed dividend of $6,649,828, which represents the fair value of excess common stock convertible and issuable to the preferred shareholders upon the occurrence of the initial trigger event based on a per common share price of $5.43, the effect of which was an increase in the net loss attributable to common shareholders in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2025.

During the three months ended September 30, 2025, 200 shares of Series D Preferred Stock were converted into 37,314 shares of Common Stock. The conversion ratios were at the Series D Adjustment Price.

As of September 30, 2025, there were 9,800 remaining shares of Series D Preferred Stock, which were convertible into approximately 1,828,358 shares of Common Stock.

Purchase of Common Stock by Keystone Capital Partners under the Equity Line of Credit (“ELOC”)

On February 14, 2024, in conjunction with, and as a condition to the closing of the Series A PIPE Financing, the Company entered into a common stock purchase agreement with Keystone Capital Partners, L.P. (“Keystone”), pursuant to which we may sell and issue, and Keystone is obligated to purchase, up to 12,500 shares subject to the Company obtaining all necessary stockholder approvals to issue the shares to Keystone. The price of the shares purchased by Keystone under the ELOC is 90% of various volume-weighted average price (“VWAP”) and closing price-based formulae, and requires a waiver, should the selling price be below $2,000.00 per share. As consideration for Keystone’s commitment to purchase shares of Common Stock pursuant to the Old Keystone Purchase Agreement, we issued an aggregate of 932 shares of Common Stock to Keystone.

During the nine months ended September 30, 2024, the Company sold 10,244 shares for net proceeds of approximately $3.6 million under the Keystone ELOC. The Company sought and received a waiver to sell the shares below $2,000.00 per share. The Company also issued 807 and 992 shares of common stock to Keystone as consideration for the ELOC in the three-month period ended September 30, 2024 and the period from February 14, 2024 to September 30, 2024, respectively. The $3.6 million net proceeds included $933,345 of issuance costs, including issuances of Common Stock as consideration for the ELOC.

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

During the three months ended March 31, 2025, the Company sold 14,531 shares of common stock of the Company for net proceeds of $1,227,241 under the November 2024 Keystone Purchase Agreement. Additionally, in January 2025, the Company received net proceeds of $716,694 from the collection of stock subscription receivable, which was reflected as a stock subscription receivable on December 31, 2024. The Company sought and received a waiver to sell the shares below the applicable minimum price in the agreement.

During the three months ended June 30, 2025, the Company sold 75,064 shares of common stock of the Company for net proceeds of $481,971 under the November 2024 Keystone Purchase Agreement.

During the three months ended September 30, 2025, the Company sold 253,682 shares of common stock of the Company for net proceeds of $1,278,217 under the July 2025 Keystone Purchase Agreement.

Issuance of Common Stock to Arena Business Solutions Global SPC II, Ltd. (“Arena”) for the Arena ELOC

On February 23, 2024, the Company entered into a common stock purchase agreement (the “Arena Purchase Agreement”) with Arena, pursuant to which we may sell and issue, and Arena is obligated to purchase, up to $25,000,000 of Common Stock. The price of the shares purchased by Arena under the ELOC is 90% of various VWAP and closing price-based formulae, and requires a waiver, should the selling price be below $500.00 per share. As consideration for Arena commitment to purchase shares of Common Stock pursuant to the Arena Purchase Agreement, in May 2024, the Company issued 173 shares of Common Stock to Arena valued at $500,000, which is reflected as deferred offering costs on the accompanying consolidated balance sheet as of December 31, 2024. The Company has sold no shares of Common Stock to Arena under the Arena ELOC during the nine months ended September 30, 2025 and 2024. As of September 30, 2025, the Company wrote off the deferred offering costs of $500,000 since the likelihood of raising funds pursuant to the Arena Purchase Agreement is unlikely. Accordingly, during the three and nine months ended September 30, 2025, the Company recorded a write off of deferred offering costs of $500,000, which is reflected in other income (expenses) on the accompanying unaudited condensed statements of operations.

Sale of Pre-funded Warrants and Common Stock

On February 5, 2025, the Company announced the pricing of a reasonable best efforts public offering (the “Offering”), with participation from a member of the Company’s board of directors and a single institutional investor, for the purchase and sale of (i) 127,551 shares of Common Stock or common stock equivalents in lieu thereof (the Company sold 15,000 shares of its common stock and 112,551 pre-funded warrants); and (ii) common warrants to purchase up to 127,551 shares of common stock (the “Warrants”), at a combined public offering price of $39.20 per share and Warrant. In connection with the Offering, on February 5, 2025, the Company entered into a securities purchase agreement (the “SPA”) with the investors. The SPA contains customary representations, warranties and agreements of the Company and each investor and customary indemnification rights and obligations of the parties. In connection with this offering, the Company received net proceeds of approximately $4.2 million, which is net of offering costs and fees of $839,004. During the three months ended March 31, 2025, 15,000 shares of common stock were purchased upon the closing of the Offering and 91,214 shares were issued in connection with the exercise of pre-funded warrants, totaling 106,214 shares of its common stock issued of the aggregate amount of 127,551 Common Stock shares sold. During the three months ended June 30, 2025, 10,550 shares were issued in connection with the exercise of pre-funded warrants. As of September 30, 2025, 10,787 pre-funded warrants remain exercisable.

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

Public and Private Placement Warrants (Successor)

As of September 30, 2025 and December 31, 2024, there were 4,596 Public and Private Placement Warrants outstanding, each with a right to purchase one share of Common Stock for $23,000. The Public and Private Placement Warrants became exercisable 30 days after the Merger. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the Common Stock issuable upon exercise of the warrants and a current prospectus relating to such Common Stock. The Public and Private Placement Warrants were registered under a resale registration statement on Form S-1 (File No. 333-279156), which was declared effective by the Securities and Exchange Commission on July 5, 2024.

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

On February 5, 2025, in connection with the sale of pre-funded warrants and common stock (See Note 8), the exercise price of the Series C Common Warrants was lowered to $0.80 per warrant share. Upon the trigger of the down-round provision of the Series C Common Warrants, on February 5, 2025, the Company recorded a deemed dividend of $83,083 which represents the fair value transferred to the warrant holders from the down-round feature being triggered. The Company calculated the difference between the Series C Common Warrant’s fair value on February 5, 2025, the date the down-round feature was triggered, using the current exercise price at the time of $196.00 and the new exercise price of $0.80. The deemed dividend increased net loss attributable to common shareholders by $83,083 in the condensed consolidated statement of operations for the nine months ended September 30, 2025. The fair value of the Series C Common Warrants immediately prior to and immediately after the exercise price adjustment, were estimated using the Black-Scholes option-pricing model with the following assumptions:

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

During the three and nine months ended September 30, 2024, 38 Series A Preferred Warrants were exercised into 38 shares of Series A Preferred Stock for gross proceeds of $38,000.

During the nine months ended September 30, 2025, the 625 remaining Series A Preferred Warrants were exercised into 625 shares of Series A Preferred Stock for gross proceeds of $500,000.

The Company’s Preferred Warrants were exercisable into Series A Preferred Stock, which had no cash redemption features that required liability treatment. The Company recorded the Preferred Warrants as equity.

February 2025 Pre-funded Warrants and February 2025 Common Warrants

On February 5, 2025, in connection with the February 2025 Offering (See Note 8), the Company sold (i) 15,000 shares of Common Stock, (ii) Pre-Funded Warrants to purchase up to 112,551 shares of Common Stock, and (iii) Common Warrants to purchase up to 127,551 shares of common stock, at a combined public offering price of $39.20 per share and Warrant. During the three months ended March 31, 2025, 91,214 shares of its common stock were issued following the exercise of certain Pre-Funded Warrants. During the three months ended June 30, 2025, 10,550 shares of its common stock were issued following the exercise of certain Pre-Funded Warrants. At September 30, 2025, the remaining 10,787 Pre-Funded Warrants remain exercisable. The Pre-Funded Warrants are exercisable at any time and have no expiration date

Additionally, in connection with the February 2025 Offering, the Company issued the February 2025 Common Warrants to purchase up to 127,551 shares of common stock with an exercise price of $39.20 per share, which are immediately exercisable upon stockholder approval and have a term of exercise equal to five years following date of the initial exercise date. The exercise price and number of shares of Common Stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Common Stock and the exercise price.

A summary of outstanding warrants as of September 30, 2025 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Public and Private Placement Warrants	4,596	$23,000.00	3.38
February 2024 Series A Common Warrants	306	2,780.00	1.87
September 2024 Series C Common Warrants	4,088	0.80	2.46
December 2024 Common Warrants	4,203	112.20	2.73
January 2025 Common Warrants	8,193	116.40	2.77
February 2025 Pre-funded Warrants	10,787	0.002	No expiration date
February 2025 Common Warrants	127,551	39.20	4.36
Outstanding as of September 30, 2025	159,724	$707.39	4.14

NOTE 10 – FAIR VALUE MEASUREMENTS

Investment in equity securities

On April 22, 2025, pursuant to the Fourth Securities Purchase Agreement, the Company issued and sold, and the investors purchased, in a private placement (the “Fourth PIPE Financing”), 6,250 shares of its Series D Preferred Stock to investors in exchange for the receipt of 1,000,279 shares of the Stella Series D Preferred Stock, in which a portion of the Stella Series D Preferred Stock was owned by a related party investor (see Note 13). The exchange of shares was in lieu of cash, the cost of which was initially included in investment in equity securities. The fair value of Stella’s Series D Preferred Stock received was determined to be $500,000 as of the transaction date, based on the subsequent sale of the 1,000,279 Stella Series D Preferred Stock $500,000 in cash, pursuant to a Stock Purchase Agreement dated August 20, 2025. Accordingly, the Company determined that the fair value of the equity securities on the date of the Fourth Securities Purchase Agreement of April 21, 2025 was equal to $500,000. Additionally, the Company recognized the issuance of its Series D Preferred Stock to investors at a cost of $500,000, which represented the fair value of the consideration received. The difference between the stated value of the Company’s Series D Preferred Stock ($5.0 million) and the fair value of the consideration received ($500,000) was recorded as a decrease to additional paid-in capital, which amounted to $4.5 million, during the three months ended June 30, 2025. The investment in Stella’s Series D Preferred Stock was classified as an equity security without a readily determinable fair value and was accounted for under the measurement alternative in accordance with ASC 321, Investments – Equity Securities. Under this method, the investment was initially recorded at cost, which was determined to be equal to the fair value of the consideration received, and is subsequently adjusted for observable price changes in orderly transactions for the same or similar securities and for impairment, if any. This non-cash transaction during the three months ended June 30, 2025 did not impact the Company’s cash flows and is disclosed as a non-cash investing and financing activity in the condensed consolidated statement of cash flows in accordance with ASC 230, Statement of Cash Flows.

Earnout and warrant liabilities

The Company initially recorded the earnout liability at estimated fair value using a Monte Carlo analysis and has revalued the earnout liability at each subsequent period. The Monte Carlo analysis used the following assumptions:

		February 14
	September 30, 2025	2024 to September 30, 2024
	(Successor)	(Successor)
Starting share price	$14.60	$180.00 to $9,800.00
Tranche 1 trigger price	$2,500.00	$2,500.00 to $6,400.00
Tranche 2 trigger price	$3,000.00	$3,000.00 to $7,700.00
Contractual term (in years)	2.40	3.40 to 4.00
Volatility	100%	90%
Risk-free interest rate	3.82%	3.52% to 4.33%

The classification of the fair value of the earnout liability and derivative liabilities and the change in the fair value measurement using significant inputs (Level 3) for the nine months ended September 30, 2025 (Successor), for the period from January 1, 2024 through February 13, 2024 (Predecessor), for the three months ended September 30, 2024 (Successor), and for the period from February 14, 2024 through September 30, 2024 (Successor) for the Company is presented below:

	Level 1	Level 2	Level 3	Total
Preferred stock warrant liability (Predecessor):
Balance at December 31, 2023	$-	$-	$320,117	320,117
Reclassification of warrant liability to equity	-	-	(320,117)	(320,117)
Balance at February 13, 2024	$-	$-	$-	$-

Earnout liability (Successor):
Balance at June 30, 2024	$-	$-	$200,000	$200,000
Gain on revaluation of earnout liability	-	-	(170,000)	(170,000)
Balance at September 30, 2024	$-	$-	$30,000	$30,000

Earnout liability (Successor):
Balance at February 14, 2024	$-	$-	$4,900,000	$4,900,000
Gain on revaluation of earnout liability	-	-	(4,870,000)	(4,870,000)
Balance at September 30, 2024	$-	$-	$30,000	$30,000

Earnout liability (Successor):
Balance at December 31, 2024	$-	$-	$20,000	$20,000
Gain on revaluation of earnout liability	-	-	-	-
Balance at September 30, 2025 (1)	$-	$-	$20,000	$20,000

(1)	There was no change in value as of March 31, 2025, June 30, 2025 and September 30, 2025.

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

On March 25, 2024, stockholders approved the 2024 Employee Stock Purchase Plan (the “2024 ESPP”), with initial reserves of 255 shares of common stock. The 2024 ESPP became effective on February 14, 2024. The 2024 ESPP also has an evergreen provision. On January 1, 2025, the reserve increased by 510 shares. No awards have been granted under the 2024 ESPP as of September 30, 2025.

On March 4, 2025, the Company’s Board of Directors granted an aggregate of 20,313 stock options under the 2024 Plan, to board members, exercisable on the date of grant at $28.60 per share with a ten-year term and vest over a requisite service period, which is usually the vesting period, and upon the completion of certain performance-based vesting terms. These options were valued at $488,720 on the grant date using a Black Scholes option pricing model using the assumptions summarized below. The Company recorded the fair value of the unvested stock options, in the amount of $488,720 as deferred compensation on the grant date, which is being amortized over the vesting period or as certain performance-based vesting terms become probable.

On May 30, 2025, the Company’s Board of Directors granted an aggregate of 50,591 stock options under the 2024 Plan, to executive officers, board members, employees, and consultants, exercisable on the date of grant at $8.91 per share with a ten-year term and vest over a requisite service period, which is usually the vesting period, or as certain performance-based vesting terms become probable. These options were valued at $351,862 on the grant date using a Black Scholes option pricing model using the assumptions summarized below. The Company recorded the fair value of the unvested stock options, in the amount of $351,862 as deferred compensation on the grant date, which is being amortized over the vesting period or as certain performance-based vesting terms become probable.

Stock option activity under the 2024 Plan for the nine months ended September 30, 2025 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Outstanding	Price Per	Life
	Shares	Share	(in Years)
Balance, December 31, 2024 (Successor)	3,247	$200.00	9.64
Options granted	70,904	$14.55	-
Balance, September 30, 2025 (Successor)	74,151	$22.67	9.57
Options exercisable as of September 30, 2025	24,489	$39.90	9.48

The Company estimated the fair value of the stock options during the nine months ended September 30, 2025 and for the period from February 14, 2024 to September 30, 2024 using Black-Scholes with the following assumptions.

	Nine Months Ended September 30,	February 14, 2024 to September 30,
	2025	2024
	(Successor)	(Successor)
Risk-free interest rate	3.98% to 4.01%	4.46% to 4.79%
Expected life (in years)	5.0	5.0 to 6.0
Expected dividend yield	-%	-%
Expected volatility	104.54% to 121.09%	143.4% to 153.5%

There were no stock options granted during the predecessor period from January 1, 2024 and February 13, 2024.

For the period from February 14, 2024 through September 30, 2024, the Company recorded stock-based compensation expense of $1,899,771, of which $984,365 was related to R&D and $915,406 was related to general and administrative. For the period from January 1, 2024 through February 13, 2024, Predecessor recorded an immaterial amount of stock-based compensation expense.

For the three months ended September 30, 2025, the Company recorded stock-based compensation expense of $348,116, of which $265,891 was related to research and development and $82,225 was related to general and administrative. For the nine months ended September 30, 2025, the Company recorded stock-based compensation expense of $836,390, of which $209,348 was related to research and development and $627,042 was related to general and administrative.

As of September 30, 2025, the Company had approximately $1,031,000 of unamortized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 1.3 years. The weighted average grant date calculated fair value per share of the Company’s options granted during the nine months ended September 30, 2025 was $11.86. The weighted average grant date calculated fair value per share of the Company’s options granted during the period February 14, 2024, through September 30, 2024, was $2,040.

NOTE 12 – 401(K) RETIREMENT SAVINGS PLAN

The Company sponsors a 401(k) defined contribution plan covering eligible employees who elect to participate. The Company is allowed to make discretionary profit sharing and 401(k) matching contributions as defined in the plan and as approved by the Board of Directors. The Company’s contributions for the period from February 14, 2024 through September 30, 2024 was $40,459 and Predecessor contributions during the period from January 1, 2024 through February 13, 2024 was $8,657. The Company did not make any contributions to the 401(k) during the nine months ended September 30, 2025.

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

On April 22, 2025, pursuant to the Fourth Securities Purchase Agreement, the Company issued and sold, and the investors purchased, in a private placement (the “Fourth PIPE Financing”), 6,250 shares of the Series D Preferred Stock to investors in exchange for the receipt of 1,000,279 shares of the Stella Series D Preferred Stock in lieu of cash, in which a portion of the Stella Series D Preferred Stock was owned by a related party investor. The investor is a majority shareholder of Stella Diagnostics, Inc. and has representation on the board of directors thereof. The related shares of the Stella Series D Preferred Stock were resold to the related party investor in the three months ended September 30, 2025 (see Note 10).

During the nine months ended September 30, 2025 and for the period from February 14, 2024 to September 30, 2024, the Company incurred consulting fees of $190,000 and $75,000 to members of the Company’s board of directors, respectively.

NOTE 14 – SUBSEQUENT EVENTS

Series E Preferred Stock

On October 14, 2025, the Company entered into the Fifth Securities Purchase Agreement with certain accredited investors named therein, pursuant to which the Company agreed to issue and sell up to 9,750 shares of the Company’s Series E Preferred Stock for an aggregate purchase price of up to $7 million in one or more closings. On October 15, 2025, the Company and the requisite buyers party to the Fifth Securities Purchase Agreement entered into Amendment No. 1 to the Securities Purchase Agreement (the “SPA Amendment”) to add an additional Buyer (as defined in the Fifth Securities Purchase Agreement) and increase the size of the Initial Closing (as defined in the Fifth Securities Purchase Agreement) by $500,000 to an aggregate of approximately $2.25 million of gross proceeds and reduce the size of the Additional Closings (as defined in the Fifth Securities Purchase Agreement) by an offsetting amount. There was no change to the aggregate amount of up to $7 million of proceeds to be funded pursuant to the Fifth Securities Purchase Agreement upon consummation of all of the Closings (as defined in the Fifth Securities Purchase Agreement) provided for therein.

On October 16, 2025, pursuant to the Fifth Securities Purchase Agreement, the Company issued and sold, and certain investors purchased 3,816 shares of the Series E Preferred Stock for aggregate proceeds of approximately $2.25 million, paid in cash. Each Additional Closing under the Fifth Securities Purchase Agreement is subject to a mutual option of the Company and certain investors and satisfaction of customary closing conditions.

The Fifth Securities Purchase Agreement includes the consent of the holders of the Company’s outstanding Series C and Series D Preferred Stock to the issuance of the Series E Preferred Stock pari passu therewith, in consideration for the reduction of the conversion price for the Company’s outstanding Series C and Series D convertible preferred stock to $1.76, effective as of the date of the Fifth Securities Purchase Agreement.

On October 14, 2025, the Company filed the Certificate of Designations of Rights and Preferences of the Series E Preferred Stock (the “Series E Certificate of Designations”) establishing and designating 10,000 shares of the Company’s Series E Preferred Stock and establishing the rights, preferences and privileges of the Series E Preferred Stock, as summarized below:

General. Each share of Series E Preferred Stock has a stated value of $1,000 per share and, when issued, the Series E Preferred Stock will be fully paid and non-assessable.

Ranking. The Series E Preferred Stock, with respect to the payment of dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company, ranks senior to all capital stock of the Company (except the Series A convertible preferred stock which will rank senior to the Series E Preferred Stock and except for the Series C convertible preferred stock and Series D convertible preferred stock, which will rank pari passu to the Series E Preferred Stock) unless the Required Holders (as defined in the Fifth Securities Purchase Agreement) consent to the creation of other capital stock of the Company that is senior or equal in rank to the Series E Preferred Stock.

Dividends. The holders of Series E Preferred Stock will be entitled to dividends, on an as-if converted basis, equal to and in the same form as dividends actually paid on shares of the Common Stock, when and if actually paid.

Purchase Rights. If at any time the Company grants, issues or sells any options, convertible securities, or rights to purchase stock, warrants, securities or other property pro rata to all or substantially all of the record holders of any class of Common Stock (the “Series E Purchase Rights”), then each holder of Series E Preferred Stock will be entitled to acquire, upon the terms applicable to such Series E Purchase Rights, the aggregate Series E Purchase Rights which such holder could have acquired if such holder had held the number of shares of Common Stock acquirable upon complete conversion of all the Series E Preferred Stock (without taking into account any limitations or restrictions on the convertibility of the Series E Preferred Stock and assuming for such purpose that all the Series E Preferred Stock held by such holder were converted at the Series E Alternate Conversion Price (as defined below) in effect as of the applicable record date); subject to certain limitations on beneficial ownership.

Conversion Rights

Conversion at Option of Holder. Each holder of Series E Preferred Stock may convert all, or any part, of the outstanding Series E Preferred Stock, at any time at such holder’s option, into shares of the Common Stock (which converted shares of Common Stock are referred to as “Conversion Shares” herein) at the fixed “Series E Conversion Price” of $4.1625, which is subject to proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions.

Voluntary Adjustment Right. Subject to the rules and regulations of Nasdaq, the Company has the right, at any time after the Stockholder Approval Date (as defined below), with the written consent of the Required Holders, to lower the fixed Series E Conversion Price to any amount and for any period of time deemed appropriate by the Board of Directors.

Alternate Optional Conversion. After the Stockholder Approval Date, at any time, at the option of the holder, the holder may convert the Series E Preferred Stock at the “Series E Alternate Optional Conversion Price” equal to the lesser of:

●	The applicable Series E Conversion Price, and

●	the greater of:

●	the floor price of $1.00; and

●	95% of the lowest volume weighted average price of the Common Stock during the five consecutive trading days immediately prior to such conversion.

Alternate Conversion Upon a Triggering Event. Following the occurrence and during the continuance of a Triggering Event (as defined below), each holder may alternatively elect to convert the Series E Preferred Stock at the “Series E Alternate Triggering Event Conversion Price” (and together with the Series E Alternate Optional Conversion Price, each an “Series E Alternate Conversion Price”) equal to the lesser of:

●	The applicable Series E Conversion Price, and

●	the greater of:

●	the floor price of $1.00; and

●	90% of the lowest volume weighted average price of the Common Stock during the five consecutive trading days immediately prior to such conversion.

The Series E Certificate of Designations contains standard and customary triggering events (each, a “Series E Triggering Event”), including but not limited to: (i) the suspension from trading or the failure to list the Common Stock within certain time periods; (ii) failure to declare or pay any dividend when due; (iii) the failure to timely file or make effective a registration statement on Form S-1 or Form S-3 pursuant to the Registration Rights Agreement (as defined below), (iv) the Company’s failure to cure a conversion failure or notice of the Company’s intention not to comply with a request for conversion of any Series E Preferred Stock, and (iv) bankruptcy or insolvency of the Company.

Other Adjustments. In connection with the Private Placement, the Company has agreed to seek stockholder approval at a special meeting of stockholders, of the issuance of Conversion Shares at a conversion price below the Series E Conversion Price (the date of such approval, the “Series E Stockholder Approval Date”). If the Company has not otherwise obtained such stockholder approval prior to October 31, 2025, which is not expected to occur, then the Company shall (i) file a preliminary Proxy Statement seeking such stockholder consent with the SEC no later than October 31, 2025, (ii) use reasonable best efforts to file the definitive Proxy Statement no later than November 30, 2025 and (iii) use reasonable best efforts to hold the Stockholder Meeting no later than December 31, 2025 (the “Stockholder Meeting Deadline”). If, on or after the Series E Stockholder Approval Date, the Company issues any shares of Common Stock for a consideration per share (the “New Issuance Price”) less than a price equal to the Series E Conversion Price in effect immediately prior to such issuance (each, a “Dilutive Issuance”), the Series E Conversion Price shall be reduced to the New Issuance Price; provided that, if any Dilutive Issuances or other events that would have resulted in an adjustment to the Series E Conversion Price prior to the Series E Stockholder Approval Date, the Series E Conversion Price shall automatically adjust to such New Issuance Price on the Series E Stockholder Approval Date.

Bankruptcy Triggering Event Redemption Right. Upon any bankruptcy Series E Triggering Event, the Company shall immediately redeem in cash all amounts due under the Series E Preferred Stock at a 25% premium to the greater of (x) the amount of shares of Series E Preferred Stock then outstanding and (y) the equity value of the shares of Series E Preferred Stock then outstanding, unless the holder waives such right to receive such payment. The equity value of the Common Stock underlying the Series E Preferred Stock is calculated using the greatest closing sale price of the Common Stock on any trading day immediately preceding such bankruptcy Series E Triggering Event and the date the Company makes the entire payment required.

Change of Control Exchange. Upon a change of control of the Company, each holder may require the Company to exchange the holder’s shares of Series E Preferred Stock for consideration equal to the Change of Control Election Price (as defined in the Series E Certificate of Designations), to be satisfied at the Company’s election in either (x) cash or (y) rights convertible into such securities or other assets to which such holder would have been entitled with respect to such shares of Common Stock had such shares of Common Stock been held by such holder upon consummation of such corporate event.

Company Optional Redemption. At any time the Company shall have the right to redeem in cash all, but not less than all, the shares of Series E Preferred Stock then outstanding at a 25% redemption premium to the greater of (x) the amount of shares being redeemed, and (y) the equity value of the Common Stock underlying the Series E Preferred Stock. The equity value of the Common Stock underlying the Series E Preferred Stock is calculated using the greatest closing sale price of the Common Stock on any trading day immediately preceding the date the Company notifies the holders of the Company’s election to redeem and the date the Company makes the entire payment required.

Fundamental Transactions. The Series E Certificate of Designations prohibit the Company from entering specified fundamental transactions (including, without limitation, mergers, business combinations and similar transactions) unless the Company (or the Company’s successor) assumes in writing all of the Company’s obligations under the Series E Certificate of Designations and the other Transaction Documents (as defined in the Series E Certificate of Designations).

Voting Rights. The holders of the Series E Preferred Stock shall have no voting power and no right to vote on any matter at any time, either as a separate series or class or together with any other series or class of share of capital stock, and shall not be entitled to call a meeting of such holders for any purpose nor shall they be entitled to participate in any meeting of the holders of Common Stock, except as provided in the Series E Certificate of Designations (or as otherwise required by applicable law).

Covenants. The Series E Certificate of Designations contains a variety of obligations on the Company’s part not to engage in specified activities. In particular, the Company will not, and will cause the Company’s subsidiaries to not, redeem, repurchase or declare any dividend or distribution on any of the Company’s capital stock (other than as required under the Series E Certificate of Designations) and will not incur any indebtedness other than ordinary course trade payables or, subject to certain exceptions, incur any liens. In addition, the Company will not issue any preferred stock or issue any other securities that would cause a breach or default under the Series E Certificate of Designations.

Reservation Requirements. So long as any Series E Preferred Stock remains outstanding, the Company shall at all times reserve at least 250% of the number of shares of Common Stock as shall from time to time be necessary to effect the conversion of all Series E Preferred Stock then outstanding.

Registration Rights Agreement

On October 14, 2025, the Company entered into the Fifth Registration Rights Agreement, pursuant to which the Company will be required to file a registration statement with the SEC, to register for resale the Common Stock issuable upon the conversion of the Series E Preferred Stock.

Nasdaq Delisting

On October 29, 2025, the Company received the determination of the Nasdaq Hearings Panel (the “Panel”) to deny the Company’s request to continue the listing of its shares of common stock on Nasdaq and that the trading in the Company’s securities would be suspended at the open of trading on October 31, 2025. The Company submitted a request for review of the Panel’s decision by the Nasdaq Listing and Hearing Review Council. On October 31, 2025, the Company’s shares of common stock commenced trading on the OTC Pink Sheets.

Other

Subsequent to September 30, 2025 and through November 19, 2025, 4,448 shares of Series D Preferred Stock were converted into 7,359,955 shares of Common Stock at conversion share prices ranging from $5.36, the Series D Adjustment Price, down to $0.05 per share.

Subsequent to September 30, 2025 and through November 19, 2025, the Company sold 12,246,318 shares of Common Stock pursuant to the New Keystone Purchase agreement for gross proceeds of $1,540,290.

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

In addition, the holders of Predecessor common stock and Predecessor preferred stock have the contingent right to receive the Earnout Shares. At the Closing, the Company issued three pools of shares of Common Stock subject to forfeiture if the applicable conditions to transferability thereof are not satisfied: (i) 600 shares of Common Stock (giving retroactive effect to the Reverse Stock Splits), which will be fully vested upon the achievement of certain adjusted stock price-based earnout targets or upon a qualifying transaction (ii) 438 shares of Common Stock (giving retroactive effect to the Reverse Stock Splits), pursuant to a Letter Agreement, dated as of February 14, 2024 which were fully vested at Closing of the Merger and which were issued as an offset to the Sponsor Share Forfeiture Agreement, and (iii) 500 shares of Common Stock (giving retroactive effect to the Reverse Stock Splits), which were fully vested upon the June 28, 2024 achievement of certain regulatory milestone-based earnout targets.

As consideration for the Merger, the Company issued to Predecessor stockholders an aggregate of 4,038 shares of Common Stock, including 1,100 Earnout Shares and 187 shares issuable upon exercise of rollover options or warrants (giving retroactive effect to the Reverse Stock Splits).

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital to fund its R&D activities and meet its obligations on a timely basis. As of September 30, 2025, the Company reported approximately $1.9 million of cash and cash equivalents, with an accumulated deficit of approximately $86.3 million.

On February 5, 2025, we entered into a securities purchase agreement, with participation from a member of the Board and a single institutional investor, for the purchase and sale of (i) 127,551 shares of Common Stock or Common Stock equivalents in lieu thereof; and (ii) February 2025 Common Warrants to purchase up to 127,551 shares of Common Stock at an exercise price of $39.20. In connection with such offering, we received net proceeds of approximately $4.2 million. Additionally, during the nine months ended September 30, 2025, we received net proceeds from the exercise of the remaining Series A Preferred Warrants, the collection of subscriptions receivable and equity line of credit fundings of approximately $4.2 million.

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

On April 22, 2025, the Company issued 6,250 shares of its Series D preferred stock to investors in exchange for 1,000,279 shares of Series D preferred stock of Stella Diagnostics. The transaction was completed in lieu of a cash payment. The value of Stella’s Series D Preferred Stock received was determined to be $500,000 as of the transaction date, based on the subsequent sale of the 1,000,279 Stella Series D Preferred Stock for $500,000 in cash, pursuant to a Stock Purchase Agreements dated August 20, 2025. Accordingly, the Company recognized the issuance of its Series D preferred stock to investors at a cost of $500,000, which represents the fair value of the consideration received. The difference between the stated value of the Company Series D Preferred Stock ($5.0 million) and the fair value of the consideration received ($500,000) was recorded as a decrease to additional paid-in capital, which amounted to $4.5 million. The investment in Stella’s Series D Preferred Stock is classified as an equity security without a readily determinable fair value and is accounted for under the measurement alternative in accordance with ASC 321, Investments – Equity Securities. Under this method, the investment is initially recorded at cost, which was determined to be equal to the fair value of the consideration received, and is subsequently adjusted for observable price changes in orderly transactions for the same or similar securities and for impairment, if any. There was no impairment identified on the investment in equity securities during the period ended September 30, 2025. This non-cash transaction did not impact the Company’s cash flows and is disclosed as a non-cash investing and financing activity in the condensed consolidated statement of cash flows in accordance with ASC 230, Statement of Cash Flows. As of September 30, 2025, the value of Stella’s Series D Preferred Stock received was determined to be $500,000, based on the subsequent sale of the 1,000,279 Stella Series D Preferred Stock for $500,000 in cash, pursuant to Stock Purchase Agreements dated August 20, 2025.

On June 5, 2025, we sold an additional 938 shares of Series D Preferred Stock for gross cash proceeds of $750,400 in an additional closing of the Fourth PIPE Financing. On June 25, 2025, we entered into an amendment (the “Amendment”) to the Fourth Securities Purchase Agreement pursuant to which the Company added certain new institutional investors to the schedule of buyers in the Fourth Securities Purchase Agreement, to issue and sell to such investors, in one or more closings shares of the Company’s Series D Preferred Stock. Also, on June 25, 2025, we sold an additional 2,315 shares of Series D Preferred Stock for gross cash proceeds of $1,852,000 in an additional closing of the Fourth PIPE Financing. On July 18, 2025, the Company sold an additional 497 shares of Series D Preferred Stock for gross cash proceeds of $432,600 in an additional closing, and the Company received net proceeds of $320,801.

Each additional closing of the PIPE Financings is at the option of the investors upon notice to the Company and subject to satisfaction of customary closing conditions. Additional funds are necessary to maintain current operations and to continue R&D activities. However, there can be no assurance that sufficient funding will be available to allow the Company to successfully continue its R&D activities and planned regulatory filings with the FDA. If the Company is unable to obtain the necessary funds, significant reductions in spending and the delay or cancellation of planned activities may be necessary. These actions would have a material adverse effect on the Company’s business, results of operations, and prospects. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these accompanying financial statements are issued. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

April 2025 PIPE Financing

As discussed above, on April 21, 2025, the Company entered into the Fourth Securities Purchase Agreement, pursuant to which the Company agreed to issue and sell up to 10,000 shares of Series D Preferred Stock for an aggregate purchase price of up to $8 million in one or more closings which were completed between April 22, 2025 through July 18, 2025.

In connection with the Fourth PIPE Financing, we entered into the Fourth PIPE Registration Rights Agreement with the investors. The terms of the Fourth PIPE Registration Rights Agreement require us to register the number of shares of Common Stock equal to 250% of the maximum number of Common Stock issuable upon conversion of the Series D Preferred Stock (assuming for purposes hereof that (x) the Series D Preferred Stock is convertible at the Alternate Conversion Price (as defined in the Series D Certificate of Designations) assuming an Alternate Conversion Date (as defined in the Series D Certificate of Designations) of such date of determination, and (y) any such conversion shall not take into account any limitations on the conversion of the Series D Preferred Stock set forth in the Series D Certificate of Designations).

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

Investigational New Drug Application

In July 2025, CER-1236 received an FDA Orphan Drug Designation for the treatment of acute myeloid leukemia. In September 2025, the FDA granted Fast Track Designation to our lead investigational compound, CER-1236 for acute myeloid leukemia, which is in addition to the existing Orphan Drug Designation for the same compound. The FDA’s Fast Track Designation is designed to accelerate the development and review of therapies for serious or life-threatening conditions with unmet medical need. The designation provides us with the opportunity for increased FDA interactions, potential eligibility for priority review, and the ability to submit data on a rolling basis. Further, it also requires us to potentially provide expanded access to the investigational drug on an as approved basis under pre-specified conditions.

Fifth PIPE Financing

On October 14, 2025, we entered into the Fifth Securities Purchase Agreement, pursuant to which we agreed to issue and sell up to 9,750 shares of Series E Preferred Stock for an aggregate purchase price of up to $7 million in one or more closings. On October 16, 2025, we and the requisite buyers party to the Fifth Securities Purchase Agreement entered into Amendment No. 1 to the Securities Purchase Agreement (the “SPA Amendment”) to add an additional Buyer (as defined in the Fifth Securities Purchase Agreement) and increase the size of the Initial Closing (as defined in the Fifth Securities Purchase Agreement) by $500,000 to an aggregate of approximately $2.25 million of gross proceeds and reduce the size of the Additional Closings (as defined in the Fifth Securities Purchase Agreement) by an offsetting amount. There was no change to the aggregate amount of up to $7 million of proceeds to be funded pursuant to the Fifth Securities Purchase Agreement upon consummation of all of the Closings (as defined in the Fifth Securities Purchase Agreement) provided for therein. On October 16, 2025, pursuant to the Fifth Securities Purchase Agreement, we issued and sold, and the PIPE Investors purchased 3,816 shares of the Series E Preferred Stock for aggregate proceeds of approximately $2.25 million, paid in cash. Each Additional Closing under the Fifth Securities Purchase Agreement is subject to a mutual option of the Company and certain PIPE Investors and satisfaction of customary closing conditions. The Fifth Securities Purchase Agreement includes the consent of the holders of the Company’s outstanding Series C and Series D convertible preferred stock to the issuance of the Series E Preferred Stock pari passu therewith, in consideration for the reduction of the conversion price for the Company’s outstanding Series C and Series D convertible preferred stock to $1.76, effective as of the date of the Fifth Securities Purchase Agreement.

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

In addition, as previously disclosed, from November 2024 through September 30, 2025, the Company raised approximately $4.4 million of net proceeds from its equity line of credit entered into November 2024, and an additional approximately $4.2 million of net proceeds from its public offering of shares of common stock, pre-funded warrants and warrants to purchase shares of common stock that closed on February 7, 2025 (the “February 2025 Offering”). As a result of such capital raising activities and the proceeds of the Private Placement received on the First Closing Date, as well as successful negotiations with certain service providers to reduce outstanding balances payable, the Company received a notification letter from Nasdaq on May 7, 2025, stating that the Company had regained compliance with the Nasdaq continued listing standard under Nasdaq Listing Rule 5550(b)(1), which requires, among other things, that the Company maintain at least $2.5 million in stockholders’ equity.

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

On August 28, 2025, we received a letter from the staff at the Nasdaq Listing Qualifications department notifying us that such staff had determined that we do not comply with the Stockholders’ Equity Requirement. We previously had been out of compliance with Nasdaq continued listing requirements until, on May 7, 2025, we received a determination of a Nasdaq hearings panel (a “Hearings Panel”) that we had regained compliance with such requirements. Accordingly, pursuant to Nasdaq Rule 5815(d)(4)(B), we are subject to a mandatory hearings panel monitor until one year after regaining compliance with such requirements. As a result, Nasdaq staff lack the discretion to grant us a cure period for demonstrating regaining compliance with the Stockholders’ Equity Requirement. The Nasdaq staff indicated that our securities would be suspended from trading on Nasdaq and delisted on September 8, 2025, subject to our right to appeal described below.

On September 3, 2025, we requested a hearing to appeal such determination before the Hearings Panel. The hearing request stayed the suspension of the trading of our Common Stock and delisting thereof pending such hearing or any extension provided by the Hearings Panel. The hearing was held on October 14, 2025.

On October 29, 2025, we received the determination of the Nasdaq Hearings Panel (the “Panel”) to deny our request to continue the listing of our shares of common stock on Nasdaq and that the trading in our securities would be suspended at the open of trading on October 31, 2025. We submitted a request for review of the Panel’s decision by the Nasdaq Listing and Hearing Review Council. On October 31, 2025, the Company’s shares of common stock have commenced trading on the OTC Pink Sheets.

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

The Company anticipates that its general and administrative expenses will increase in the future as the Company increases headcount and contracted services for operational support for expanded operations and infrastructure. The Company also anticipates that general and administrative expenses will increase as a result of expenses for accounting, audit, legal and consulting services, as well as costs associated with maintaining compliance with SEC requirements, director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company.

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

Results of Operations for the Three Months Ended September 30, 2025 and 2024

	For the Three Months Ended September 30,
	2025 (Successor)	2024 (Successor)	Difference	Percentage Change
Operating expenses:
Research and development	$2,386,244	$1,774,210	$612,034	34.5%
General and administrative	1,976,335	2,628,028	(651,693)	(24.8)%
Total operating expenses	4,362,579	4,402,238	(39,659)	(0.9)%
Loss from operations	(4,362,579)	(4,402,238)	39,659	(0.9)%

Other income (expense):
Other income (expenses)	248	(147)	395	268.7%
Change in fair value of earnout and derivative liabilities	—	170,000	170,000	(100.0)%
Write off of deferred offering costs	(500,000)	-	(500,000)	(100.0)%
Interest income (expense), net	5,936	4,418	1,518	34.4%
Total other income (expense), net	(493,816)	174,271	(668,087)	(383.4)%

Net loss	(4,856,395)	(4,227,967)	(628,428)	14.9%
Deemed dividend on Series D Preferred Stock	(6,649,828)	—	(6,649,828)	100.0%
Net loss attributable to common stockholders	$(11,506,223)	$(4,227,967)	$(7,278,256)	172.1%

Research and Development Expenses

Research and development expenses were $2,386,000 for the three months ended September 30, 2025 as compared to $1,774,000 for the three months ended September 30, 2024, reflecting an increase of $612,000. The increase was primarily attributable to an increase in clinical expenses of approximately $202,000, an increase in scientific consulting fees of $210,000, and an increase in drug manufacturing costs of $278,000, offset by a decrease in lab and other expenses of $19,000, a decrease in depreciation expense of $43,000 and a decrease in other research and development expenses of $16,000. During the first quarter of 2025, we began clinical trials related to the IND for CER-1236.

The Company anticipates that its R&D expenses will significantly increase in the future as the Company increases headcount, compensation expense, and contracted services for preclinical and clinical development of its product candidates, as well as for manufacturing of clinical product to be used in clinical development.

General and Administrative Expenses

General and administrative expenses were $1,976,000 for the three months ended September 30, 2025 as compared to $2,628,000 for the three months ended September 30, 2024, reflecting a decrease of approximately $652,000. The decrease during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, was primarily due to a decrease in professional fees of $869,000 related to a decrease in legal fees of $561,000 and a decrease in consulting fees of $464,000, offset by an increase in accounting fees of $149,000 and an increase in director fees of $7,000. Additionally, during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, salaries and benefits increased by $50,000, and other general and administrative expenses increased by $167,000 primarily attributable to an increase in transfer agent and filing fees.

Other Income (Expense), Net

Other expenses was $(494,000) for the three months ended September 30, 2025 as compared to other income of $174,000 for the three months ended September 30, 2024, reflecting a negative change of $668,000. The negative change was primarily due to the recording of a $170,000 gain from change in value of the Company’s earnout liability during the three months ended September 30, 2024 as compared to $0 during the three months ended September 30, 2025 and the recording of a $500,000 write off of deferred offering costs during the three months ended September 30, 2025 as compared to $0 during the three months ended September 30, 2024.

Net loss and net loss attributable to common stockholders

For the three months ended September 30, 2025 and 2024, net loss amounted to $4,856,000 and $4,228,000, respectively, which represents an increase in net loss of $628,000, or 14.9%. During the three months ended September 30, 2025, in connection with our Series D Preferred Stock down round triggering event, we recorded deemed dividends of $6,650,000. Accordingly, for the three months ended September 30, 2025 and 2024, net loss attributable to common stockholders amounted to $11,506,000, or $(9.10) per common share, and $4,228,000, or $(170.22) per common share, respectively.

Results of Operations for the Nine Months Ended September 30, 2025 and 2024

The results of operations for the nine months ended September 30, 2024 are pro forma as the period presented in the following table and discussion includes the Predecessor for the period from January 1, 2024 through February 13, 2024 and the Company for the period from February 14, 2024 through September 30, 2024. This pro forma period from January 1, 2024 to September 30, 2024 does not include the Merger transactions that occurred on-the-line.

	For the Nine Months Ended September 30,
		2024
	2025 (Successor)	(Pro forma) (Predecessor and Successor)	Difference	Percentage Change
Operating expenses:
Research and development	$8,048,034	$6,156,761	$1,891,273	30.7%
General and administrative	5,988,867	7,945,784	(1,956,917)	(24.6)%
Total operating expenses	14,036,901	14,102,545	(65,644)	(0.5)%
Loss from operations	(14,036,901)	(14,102,545)	65,644	(0.5)%

Other income (expense):
Gain from settlement of liabilities with vendor	-	589,223	(589,223)	(100.0)%
Other income (expenses)	248	(630,922)	631,170	(100.0)%
Change in fair value of earnout and derivative liabilities	-	5,190,117	(5,190,117)	(100.0)%
Share-based inducement expense	(863,550)	-	(863,550)	(100.0)%
Write off of deferred offering costs	(500,000)	-	(500,000)	(100.0)%
Interest income (expense), net	20,562	(22,188)	42,750	192.7%
Total other income (expense), net	(1,342,740)	5,126,230	(6,468,970)	(126.2)%
Net loss	(15,379,641)	(8,976,315)	(6,403,326)	71.3%
Deemed dividend on Series A, B and C Preferred Stock	(24,964,518)	-	(24,964,518)	100%
Deemed dividend on Series D Preferred Stock	(6,649,828)	-	(6,649,828)	100%
Deemed dividend related to Series C Common Warrants	(84,083)	-	(84,083)	100%
Net loss attributable to common stockholders	$(47,078,070)	$(8,976,315)	$(38,101,755)	424.5%

Research and Development Expenses

Research and development expenses were $8,048,000 for the nine months ended September 30, 2025 as compared to $6,157,000 for the nine months ended September 30, 2024, reflecting an increase of $1,891,000. The increase was primarily attributable to an increase in clinical expenses of $2,564,000, an increase in scientific consulting fees of $706,000 and an increase in drug manufacturing costs of $276,000. In the first quarter of 2025, we began clinical trials related to the IND for CER-1236. This increase was primarily offset by a decrease in lab expenses of $481,000 primarily attributable to a decrease in toxicology studies performed in the 2025 period as compared to the 2024 period, a decrease in research and development salaries and benefits of approximately $973,000 which included a decrease in stock-based compensation expense of $775,000 primarily attributable to a decrease in accretion in stock-based option expense and a decrease in other development salaries and benefits of $198,000, a decrease in depreciation expense of $120,000 and a decrease in other research and development costs of $81,000.

The Company anticipates that its R&D expenses will significantly increase in the future as the Company increases headcount, compensation expense, and contracted services for preclinical and clinical development of its product candidates, as well as for manufacturing of clinical product to be used in clinical development.

General and Administrative Expenses

General and administrative expenses were $5,989,000 for the nine months ended September 30, 2025 as compared to $7,946,000 for the nine months ended September 30, 2024, reflecting a decrease of $1,957,000. The decrease during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, was primarily due to a decrease of $1,750,000 in underwriting fees from the PBAX initial public offering, which were incurred upon the consummation of the business combination in February 2024, a decrease in professional fees of $343,000 attributable to a decrease in legal fees of $377,000 and consulting fees of $415,000, offset by an increase in accounting fees of $399,000, and an increase in director fees of $50,000. Additionally, during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, we had a decrease in outside services of $299,000 primarily due to a decrease in recruitment fees, an increase in other general and administrative expenses of $332,000 primarily attributable to transfer agent and proxy fees, and an increase in public communications of $103,000.

Other Income (Expense), Net

Other expenses, net was $(1,343,000) for the nine months ended September 30, 2025 as compared to other income of $5,126,000 for the nine months ended September 30, 2024, reflecting a negative change in other income, net of $6,469,000. The negative change was primarily due to (1) the recording of a $4,870,000 gain from change in value of the Company’s earnout liability and a $320,000 gain recorded for the change in value of the Predecessor’s preferred stock warrant liability during the nine months ended September 30, 2024 as compared to $0 during the nine months ended September 30, 2025, (2) the recording of a gain on settlement of vendor liabilities of $589,000 during the nine months ended September 30, 2024 compared to $0 during the nine months ended September 30, 2025, (3) the recording of stock-based inducement expense of $864,000 during the nine months ended September 30, 2025 as compared to $0 during the nine months ended September 30, 2024, and (4) the recording of a $500,000 write off of deferred offering costs during the nine months ended September 30, 2025 as compared to $0 during the nine months ended September 30, 2024. These decreases in other income and increases in other expenses, net were offset by the recording of other expense of $631,000 during the nine months ended September 30, 2024 related to registration rights penalties recorded compared to $0 during the nine months ended September 30, 2025, and an increase in interest income, net of $43,000.

Net loss and net loss attributable to common stockholders

For the nine months ended September 30, 2025 and 2024, net loss amounted to $15,380,000 and $8,976,000, respectively, which represents an increase in net loss of $6,403,000, or 71.3%. During the nine months ended September 30, 2025, in connection with our Series A, Series B and Series C preferred stock conversions and the redemption of Series C Preferred Stock, we recorded deemed dividends of $31,614,000, in connection with the triggering of a down round provision in connection with our Series D Preferred Stock, we recorded a deemed dividend of $6,650,000, and in connection with the adjustment in the exercise price of Series C Common Warrants, we recorded deemed dividends of $84,000. Accordingly, for the nine months ended September 30, 2025 and 2024, net loss attributable to common stockholders amounted to $47,078,000, or $(72.94) per common share, and $8,976,000, or approximately $(587.00) per common share, respectively.

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

The Company, therefore, anticipates that substantial additional funding will be needed in connection with its continuing operations. As of September 30, 2025, the Company had approximately $1.9 million in cash and cash equivalents. The Company intends to devote most of the available cash to the preclinical and clinical development of its product candidates and public company compliance costs. Based on current business plans, the Company believes that the cash available as of September 30, 2025 will not fund its operations and capital requirements for 12 months after the filing of these unaudited condensed financial statements for the period ended September 30, 2025. The Company has arranged two equity lines of credit, one providing for the sale of up to 25,000,000 newly issued shares of Common Stock and the other providing for the purchase of up to $17.5 million of Common Stock on the satisfaction of certain conditions. The Company has no guarantee that the conditions will be satisfied to require the purchase of all, or any additional amount, of the ELOC funds. On February 5, 2025, the Company entered into the SPA, with participation from a member of the Company’s Board and a single institutional investor, for the purchase and sale of (i) 127,551 shares of our common stock or common stock equivalents in lieu thereof; and (ii) February 2025 Common Warrants to purchase up to 127,551 shares of common stock, at a combined public offering price of $39.20 per share and warrant. In connection with this offering, the Company received net proceeds of approximately $4.2 million. Additionally, during the nine months ended September 30, 2025, the Company received net proceeds from the exercise of the remaining Series A Preferred Warrants, the collection of subscriptions receivable and ELOC fundings of approximately $4.2 million. Furthermore, during the nine months ended September 30, 2025, we received net proceeds from the sales of Series D Preferred Stock of $2.6 million.

On October 14, 2025, we entered into the Fifth Securities Purchase Agreement, pursuant to which we agree to issue and sell up to 9,750 shares of Series E Preferred Stock for an aggregate purchase price of up to $7 million in one or more closings. On October 16, 2025, we and the requisite buyers party to the Fifth Securities Purchase Agreement entered into Amendment No. 1 to the Securities Purchase Agreement (the “SPA Amendment”) to add an additional Buyer (as defined in the Fifth Securities Purchase Agreement) and increase the size of the Initial Closing (as defined in the Fifth Securities Purchase Agreement) by $500,000 to an aggregate of approximately $2.25 million of gross proceeds and reduce the size of the Additional Closings (as defined in the Fifth Securities Purchase Agreement) by an offsetting amount. There was no change to the aggregate amount of up to $7 million of proceeds to be funded pursuant to the Fifth Securities Purchase Agreement upon consummation of all of the Closings (as defined in the Fifth Securities Purchase Agreement) provided for therein. On October 16, 2025, pursuant to the Fifth Securities Purchase Agreement, we issued and sold, and the PIPE Investors purchased 3,816 shares of the Series E Preferred Stock for aggregate proceeds of approximately $2.25 million, paid in cash.

Any estimate as to how long the Company expects the net proceeds from the ELOC and Series D Preferred Stock and Series E Preferred Stock funding may fund the Company’s operations is based on assumptions that may prove to be wrong, and the Company could use its available capital resources sooner than its current expectations. On October 31, 2025, the Common Stock ceased trading on Nasdaq as a result of the Panel’s delisting determination. The OTC Pink Sheets and, if the Common Stock is admitted for trading thereon, the OTC Markets, are expected to be less liquid markets for the Common Stock. Such lack of liquidity may cause the investors party to the Fifth Securities Purchase Agreement to be less likely to exercise their option to acquire additional shares of Series E Preferred Stock and otherwise make it more difficult for us to raise capital. Changing circumstances, some of which may be beyond the Company’s control, could result in less cash and cash equivalents available to fund operations or cause the Company to consume capital significantly faster than currently anticipated, and the Company may need to seek additional funds from additional sources sooner than planned.

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

Cash Flows

	For the Nine Months Ended September 30,
		2024
	2025 (Successor)	(Pro forma, Predecessor and Successor)	Difference

Net cash used in operating activities	$(12,273,817)	$(11,375,873)	$(897,944)
Net cash provided by investing activities	500,000	-	500,000
Net cash provided by financing activities:	10,468,829	12,240,682	(1,771,853)
Net (decrease) increase in cash, restricted cash and cash equivalents	$(1,304,988)	$864,809	$(2,169,797)

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2025 primarily reflected a net loss of $15,380,000, adjusted for the reconciliation of non-cash items such as depreciation expense of $215,000, stock-based compensation of $836,000, stock-based inducement expense of $864,000, write off of deferred offering costs of $500,000, and amortization of right-of-use asset of $595,000, and changes in operating asset and liabilities primarily consisting of an increase in prepaid expenses and other current assets of $257,000, an increase in accounts payable of $1,426,000, a decrease in accrued liabilities of $429,000, and a decrease in operating lease liabilities of $644,000.

Net cash used in operating activities for the nine months ended September 30, 2024 primarily reflected a net loss of $8,976,000, adjusted for the reconciliation of non-cash items such as a gain of settlement of liabilities with vendors of $589,000, depreciation expense of $342,000, stock-based compensation of $1,904,000, amortization of right-of-use asset of $537,000 and a gain on revaluation of earnout liability and the preferred stock warrant liability of $5,190,000, and changes in operating asset and liabilities primarily consisting of a decrease in accounts payable of $232,000, an increase in accrued liabilities of $1,476,000, and a decrease in operating lease liabilities of $642,000.

Net cash provided by investing activities

Net cash provided by investing activities for the nine months ended September 30, 2025 amounted to $500,000 as compared to $0 for the nine months ended September 30, 2024. During the nine months ended September 30, 2025, we received $500,000 from the sale of equity securities.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2025 amounted to $10,469,000 as compared to $12,241,000 for the nine months ended September 30, 2024.

During the nine months ended September 30, 2025, net cash provided by financing activities of $10,469,000 was primarily attributable to the receipt of net proceeds of $500,000 from the exercise of Series A Preferred Warrants, net proceeds of $3,704,000 from the sale of common stock under the ELOC and collection of stock subscription receivables, net proceeds of $2,561,000 from the sale of Series D Preferred Stock, and net proceeds from sale of common stock and pre-funded warrants of $4,273,000, offset by the cash redemption of Series C Preferred Stock of $395,000 and the payment of offering costs of $174,000.

During the nine months ended September 30, 2024, net cash provided by financing activities of $12,241,000 was primarily attributable to the receipt of net proceeds of $6,758,000 from the sale of Series A Preferred Stock, $408,000 from short-term borrowings, net proceeds of $500,000 from the sale of Series B Preferred Stock, net proceeds of $704,000 from the sale of Series C Preferred Stock and net proceeds of $4,139,000 from the sale of common stock under the ELOC, offset by the repayment of short-term borrowings of $300,000.

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

Earnout liability - As a result of the Merger in February 2024, the Company recognized an earnout liability of $4.9 million on the merger date. The earnout liability is measured using unobservable (Level 3) inputs and was included in current liabilities on balance sheet. The Company estimated the fair value of the earnout liability by applying a Monte-Carlo simulation method using the Company’s projection of future operating results and the estimated probability of achievement of the earnout target metrics.  The Monte-Carlo simulation is a generally accepted statistical technique used to generate a defined number of valuation paths in order to develop a reasonable estimate of the fair value of the earnout liability. The liability is remeasured to fair value using the Monte-Carlo simulation method at each reporting period, and the change in fair value is recognized in other income (expense) until the contingency is resolved. During the three and nine months ended September 30, 2024, the Company recorded a gain from change of fair value of the earnout liability of $170,000 and $4,870,000, which is included in other income (expenses), net on the accompanying condensed consolidated statement of operations, respectively.

Stock-based compensation – The Company periodically issues common stock and stock options to officers, directors, and consultants for services rendered. Stock-based compensation accounting requires the recognition of stock-based compensation expense, using a grant date fair value-based method, for costs related to all share-based payments including stock options and restricted stock awards granted to employees and non-employees. Companies are required to estimate the fair value of all share-based payment awards on the date of grant using an option pricing model, and the Company uses a Black-Scholes option pricing model (“Black-Scholes”) to estimate option award fair value. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The fair value of restricted stock awards is based upon the estimated share price of the common stock on the date of grant. Forfeitures are accounted for as they occur, and the Company applies the simplified method to estimate expected term of “plain vanilla” options. All options and restricted stock awards granted since inception are expensed on a straight-line basis over the requisite service period, which is usually the vesting period, or as certain performance-based vesting terms become probable and the related amounts are recognized in the condensed consolidated statements of operations.

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

Recent Accounting Standards

See the section titled in Note 2 to the Company’s condensed consolidated financial statements for the quarter ended September 30, 2025, appearing elsewhere herein.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company defined by Rule 12b-2 of the Securities Exchange Act of 1934, we are not required to provide the information required by this Item.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of September 30, 2025, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Nasdaq has delisted our securities from trading on Nasdaq, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

On October 29, 2025, we received the determination of the Nasdaq Hearings Panel (the “Panel”) to deny our request to continue the listing of our shares of common stock on Nasdaq and that the trading in our securities would be suspended at the open of trading on October 31, 2025. We submitted a request for review of the Panel’s decision by the Nasdaq Listing and Hearing Review Council. On October 31, 2025, we have since commenced trading of our common stock on the OTC Pink Sheets.

As previously disclosed, we have not been in compliance with the requirement set forth in Nasdaq Listing Rule 5550(b)(1) to maintain stockholders’ equity of at least $2.5 million (the “Equity Rule”). In January 2025, a previous Nasdaq panel provided us with an extension until April 22, 2025 to obtain compliance with the Equity Rule. On April 21, 2025, we announced that, following the completion of a financing round including the issuance of shares of Series D Preferred Stock in exchange for marketable securities (the “Marketable Securities”) of another public company convertible under its terms into shares of common stock of such other public company with an aggregate value of $5 million, as well as the application of the proceeds of our February 2025 public offering of shares of common stock and warrants and the proceeds of sales under its equity line of credit, as well as successful negotiations with service providers to reduce outstanding balances payable, we believed that we had regained compliance with the Equity Rule, subject to Nasdaq’s determination, as well as the completion of valuation procedures. In August 2025, in connection with the finalization of our financial statements for the quarter ended June 30, 2025, as a result of difficulties of completing the valuation of the Marketable Securities in a timely manner, we sold such Marketable Securities at a substantial discount to the face value thereof and recorded the value of such Marketable Securities at the sale price thereof. Following the disclosure of such valuation, the Staff informed us of its determination that, as a result of such revised valuation, we were not in compliance with the Equity Rule.

We have submitted a request for review of the Staff’s decision by the Nasdaq Listing and Hearing Review Council (the “Council”). We have also commenced the process of seeking to trade our shares of common stock on the OTC Markets. Currently, we are trading on the OTC Pink Sheets. . However, we can provide no assurance that the review by the Council will result in the continued listing of our shares of common stock or that the shares of common stock will be admitted for trading on the OTC Markets. The OTC Markets also are a less liquid market than Nasdaq, which may have a material adverse effect on the trading price and volume for the common stock. We are also considering listing alternatives, including applying to list our shares of common stock on another securities exchange.

The delisting of our securities by Nasdaq could adversely affect the trading market for our securities, as price quotations may not be as readily obtainable, which would likely have a material adverse effect on the market price of our securities and the Company’s ability to raise additional capital.

Moreover, we can provide no assurance that trading in our securities will continue over the counter or otherwise. As a result of the delisting, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our shares of common stock are “penny stock”, which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing, including pursuant to the Fifth Securities Purchase Agreement, the July 2025 Keystone Purchase Agreement, or otherwise, in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because they have been delisted, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities. This state level regulation introduces additional compliance requirements for brokers to consider making markets in our securities and will further negatively impact any trading liquidity in our securities.

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

The issuance of shares of our Common Stock upon conversion or exercise of our outstanding Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock, Common Warrants and other securities that we may issue in future financing transactions may result in substantial dilution to our stockholders.

On October 31, 2025, the Common Stock ceased trading on Nasdaq as a result of the Panel’s delisting determination and has commenced trading on the OTC Pink Sheets. Pursuant to the Certificate of Designations for each of Series A Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, the suspension from trading or failure of the Company’s Common Stock to be trading or listed on either The New York Stock Exchange, the NYSE American, the Nasdaq Global Select Market, the Nasdaq Global Market, or the Nasdaq Capital Market constitutes a Triggering Event (as defined in the applicable Certificate of Designations) with regards setting the conversion price for each of the Series A Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock. As of November 19, 2025, the Company currently has outstanding (i) 1,429 shares of Series A Preferred Stock with a conversion value of approximately $1.4 million, convertible into shares of Common Stock at a conversion rate of the stated value thereof divided by a current effective conversion price of $0.05; (ii) 7 shares of Series C Preferred Stock with a stated value of approximately $7,000, convertible into shares of Common Stock at a conversion rate of the stated value thereof divided by a conversion price of $0.05 (iii) Series A Warrants to purchase 306 shares of Common Stock at an exercise price of $2,780.00 per share; (iv) Series C Warrants to purchase 4,088 shares of Common Stock at an exercise price of $0.80; (v) December 2024 and January 2025 Common Warrants to purchase an aggregate of 12,396 shares of Common Stock at an exercise price ranging from $112.20 to $116.40, (vi) February 2025 Common Warrants to purchase an aggregate of 127,551 shares of Common Stock at an exercise price of $39.20, (vii) Pre-Funded Warrants to purchase an aggregate of 10,787 shares of Common Stock at an exercise price of $0.002, (ix) Public Warrants and Private Placement Warrants to purchase an aggregate of 4,596 shares of Common Stock at an exercise price of $23,000.00 per share, (x) 5,352 shares of Series D Preferred Stock with a conversion value of approximately $5.4 million, convertible into shares of Common Stock at a conversion rate of the stated value thereof divided by a current effective conversion price of $0.05, and (xi) 3,816 shares of Series E Preferred Stock with a conversion value of approximately $3.8 million, convertible into shares of Common Stock at a conversion rate of the stated value thereof divided by a current effective conversion price of $4.1625.

Although each of the conversion price of most of the Preferred Shares and the exercise prices of the December 2024 Common Warrants, January 2025 Common Warrants, Series A Warrants and February 2025 Common Warrants are at or above the trading price of our Common Stock as of the date of this Quarterly Report, if such trading price increases, such conversion prices and exercise prices will not change as a result thereof and could be below the trading price of our Common Stock as of the date of any future conversion or exercise thereof, resulting in dilution to our stockholders. In addition, the terms of the Series A Preferred Stock, the Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock contain certain penalties and adjustments to the amount included in determination of the conversion rate following certain breaches of the Company’s obligations thereunder, including, among other things, as a result of a failure to file or cause the SEC to declare one or more registration statements relating to the resale of the shares of Common Stock issuable upon conversion thereof by specified deadlines, certain defaults under indebtedness of the Company or judgments against the Company and failure to deliver shares of Common Stock upon conversion in a timely manner. For example, the penalties and adjustments include a 25% premium added to the stated value for determining the conversion rate in connection with breaches other than the breach of the requirement to redeem the shares of Series A Preferred Stock and Series B Preferred Stock by August 19, 2025, which results in a 50% premium, and the addition to the stated value of an amount equal to the value of the shares of Common Stock into which the Series A Preferred Stock or Series B Preferred Stock would have been convertible if the conversion price were equal to 80% of the lowest volume weighted average price during the five trading days immediately prior to conversion. Such penalties and adjustments, which applied during the period when substantially all of the conversions since the Business Combination occurred as a result of a failure to file and cause the SEC to declare a registration statement with respect to the resale of the underlying shares in a timely manner, have resulted and may in the future result in the issuance of shares of Common Stock at an effective conversion price below the trading price of our Common Stock at the time of such conversion.

We cannot assure you that we will remain in compliance with all of the terms of the Series A Preferred Stock, Series C Preferred Stock, Series D Preferred Stock or Series E Preferred Stock and that such penalties and adjustments will not apply in the future. In addition, we cannot assure you that we will not issue additional convertible or other derivative securities with highly dilutive penalty or adjustment provisions. As described elsewhere in this Quarterly Report, the Company needs to obtain financing to fund its research and development activities and clinical trials, as well as other operations. Under challenging conditions in the equity capital markets, particularly for pre-commercialization biotech companies, we may have no viable alternatives to agreeing to inclusion of such provisions in the terms of future financings.

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

Similar consequences would also result if the shutdown of the federal government continues for an extended period. Currently, federal agencies in the U.S. are operating under a federal government shutdown due to the expiration of the continuing resolution that expired on September 30, 2025. The duration of the current government shutdown is unknown. In addition, the Trump administration has issued executive orders and taken other measures seeking to greatly reduce the size of the federal workforce, including through layoffs and severance packages offered to employees of federal agencies within the executive branch and independent agencies, including the FDA. Any such reduction in personnel may result in longer review times by the FDA, the SEC and other agencies. If a prolonged government shutdown occurs, or if geopolitical or global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could materially adversely affect our business, financial condition, results of operations and prospects. Further, in our operations as a public company, future government shutdowns or substantial leadership, personnel, and policy changes could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

In addition, multiple executive actions in the first half of 2025 signal the federal government’s increasing focus on lowering prescription drug prices, adding to the uncertainty surrounding future drug pricing and reimbursement frameworks. For example:

●	On May 12, 2025, President Trump signed the executive order titled “Delivering Most-Favored-Nation Prescription Drug Pricing,” which directs the Secretary of Health and Human Services (“HHS”) to identify and communicate most-favored-nation price targets for prescription drugs and to propose a rulemaking plan to impose such pricing if “significant progress” is not made. The order also directs the federal government to explore regulatory pathways that would facilitate direct-to-patient sales for manufacturers that meet these price targets. Additionally, it signals potential further action against manufacturers that fail to offer most-favored-nation pricing, including evaluating whether to modify or rescind marketing approvals or allow individual drug importation waivers. In July 2025, President Trump sent letters to pharmaceutical companies demanding further reduced prices more in line with most-favored-nation pricing. On September 30, 2025, the White House announced the first MFN agreement (Pfizer), and reports indicate additional negotiations are ongoing. The scope, timing, and ultimate impact of any further actions or agreements remain uncertain. Further, in September and October 2025, multiple drug manufacturers announced plans to, for certain of their drugs, lower prices to reflect similar pricing around the world, and to sell these reduced-price drugs on a direct-to-consumer purchasing platform that is yet to be developed by the federal government.

●	Previously, on April 15, 2025, President Trump issued the executive order “Lowering Drug Prices by Once Again Putting Americans First,” which contains a broad set of directives aimed at reducing drug costs. Among other actions, the order directs HHS to revise guidance under the Inflation Reduction Act (“IRA”) to eliminate the so-called “pill penalty,” which currently subjects small molecule drugs to Medicare price negotiation four years earlier than biologics. The order also calls for a comprehensive evaluation of the role played by pharmacy benefit managers (“PBMs”) in drug pricing and market access.

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

We face risks associated with tariffs and other trade restrictions, which may have a material adverse impact on our results of operations and financial condition.

We face risks related to tariffs and other trade protection measures—including those that have been or may be imposed by the United States or other countries—as well as import or export licensing requirements, trade embargoes, sanctions (including those administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control), and other trade barriers (including further legislation or actions taken by the United States or other countries that restrict trade). These risks include protectionist or retaliatory measures that may limit or complicate the sourcing of raw materials, equipment, and other components critical to our research and development activities.

The United States has imposed significant tariffs on a range of imported goods, including a baseline tariff of 10% and higher rates targeting specific countries. In response, several countries have enacted retaliatory measures, and the situation remains unpredictable. While pharmaceutical end-products are currently excluded from certain tariffs, current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with active pharmaceutical ingredients (APIs), raw materials, laboratory equipment and research materials and components. In addition, the U.S. Department of Commerce is conducting a Section 232 investigation to assess the national security implications of pharmaceutical and API imports. The outcome of this investigation could result in additional trade restrictions, including tariffs, consistent with ongoing efforts to reshore pharmaceutical manufacturing. Further, the United States and the European Union have announced the framework of a trade agreement that could impose a 15% tariff on most imports from the EU, including pharmaceutical products and inputs. However, the details of this trade agreement remain uncertain, including whether and to what extent such agreement may be impacted by the results of the Section 232 investigation.

We may face increased costs and operational disruptions if existing or future tariffs are applied to materials or components used in the development and manufacture of our product candidates. These risks also extend to indirect effects, such as retaliatory tariffs imposed by other countries or additional non-tariff trade barriers. As a result, our research and development activities, manufacturing timelines, and overall financial condition could be materially adversely affected.

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

In preparing each of our consolidated financial statements for the fiscal year ended December 31, 2024 and the accompanying consolidated financial statements for the three and nine months ended September 30, 2025 and related comparison periods, we identified material weaknesses in our system of internal financial and accounting controls and procedures, as defined in the SEC guidelines for public companies. The material weaknesses identified relate to our conclusion that due to a lack of sufficient and qualified resources, we lack effective processes and controls to ensure the accuracy and completeness of our financial statements, including processes for assessing and accounting for the impact of preferred stock conversions and deficiencies in the recognition and valuation of investments in equity securities. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. As a result of the material weakness identified in connection with the preparation of the accompanying financial statements, we were unable to file this Quarterly Report on Form 10-Q in a timely manner. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

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

Following the consummation of the Business Combination, we failed to timely file our Form 8-K with Form 10 information prior to the “staleness” date (as determined in accordance with the applicable rules and regulations of the SEC) applicable to the financial statements that were required by the applicable accounting requirements and other rules and regulations of the SEC to be included in such filing (including pro forma financial information); thus, we have not remained timely in our reporting requirements with the SEC since we became an SEC reporting company on February 14, 2024. Although we regained status as a current filer by filing a Form 8-K/A with current financial statements on April 1, 2024, we were unable to remain timely in our reporting requirements as a result of our failure to file our Quarterly Report on Form 10-Q for the period ended June 30, 2025 by August 19, 2025, the extended deadline resulting from our filing of a notice on Form 12b-25 on August 15, 2025, as a result, we will not be eligible to file any new registration statement on Form S-3 and, following any requirement to amend any existing registration statement on Form S-3, including as a result of the updating of such registration statement pursuant to Section 10(a)(3) of the Securities Act upon the filing of our Annual Report on Form 10-K for the fiscal year ending December 31, 2025, we will not be eligible to use any existing registration statement on Form S-3, in each case, that would allow us to continuously incorporate by reference our SEC reports into the registration statement, or to use “shelf” registration statements to conduct offerings, until approximately one year from the date we regained (and maintain) status as a current and timely filer. Until such time, if we determine to pursue an offering, we would be required to conduct the offering on an exempt basis, such as in accordance with Rule 144A, or file a registration statement on Form S-1. Using a Form S-1 registration statement for a public offering would likely take significantly longer than using a registration statement on Form S-3 and increase our transaction costs, and could, to the extent we are not able to conduct offerings using alternative methods, adversely impact our liquidity, ability to raise capital or complete acquisitions in a timely manner. The use of Form S-1 would also prevent us from conducting offerings on a “shelf basis,” limiting our flexibility as to the terms, timing or manner of any such offering.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 18, 2025, the Company sold an additional 497 shares of Series D Preferred Stock for gross cash proceeds of $432,600 in an additional closing, and the Company received net proceeds of $320,801.

During the three months ended September 30, 2025, the Company sold 253,682 shares of common stock of the Company for net proceeds of $1,278,217 under the July 2025 Keystone Purchase Agreement.

On July 18, 2025, the Company converted 53 shares of Series C Preferred Stock into 10,600 shares of common stock and in September 2025, 200 shares of Series D Preferred Stock into 37,314 shares of common stock.

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

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of CERo Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

3.2	Second Amended and Restated Bylaws of CERo Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on January 6, 2025).

3.4†	Certificate of Designation of Preferences, Rights and Limitations of the Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 25, 2025).

3.5	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of CERo Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on June 11, 2025).

3.6†	Certificate of Designation of Preferences, Rights and Limitations of the Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on October 14, 2025).

4.1	Description of Securities (incorporated by reference to Exhibit 4.4 to the Current Report on Form S-1 filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on July 21, 2025).

10.1	Common Stock Purchase Agreement, by and between CERo Therapeutics Holdings, Inc., and an institutional investor, dated as of July 11, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on July 14, 2025).

10.2	Registration Rights Agreement, by and between CERo Therapeutics Holdings, Inc., and an institutional investor, dated as of July 11, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on July 14, 2025).

10.3†	Securities Purchase Agreement, by and between CERo Therapeutics Holdings, Inc. and the investors signatory thereto, dated as of October 14, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on October 14, 2025).

10.4	Form of Registration Rights Agreement by and between CERo Therapeutics Holdings, Inc. and the investors signatory thereto, dated as of October 14, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on October 14, 2025).

10.5*†	Amendment No. 1 to Securities Purchase Agreement, by and among CERo Therapeutics Holdings, Inc. and the investors signatory thereto, dated as of October 16, 2025.

10.6*	Form of Amendment and Limited Waiver Agreement, by and among CERo Therapeutics Holdings, Inc. and the holders signatory thereto, dated as of August 13, 2025.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File-the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments.

*	Filed herewith.
**	Furnished herewith.
†	Certain portions of this document that constitute confidential information have been redacted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERO THERAPEUTICS HOLDINGS, INC.

Date: November 19, 2025	By:	/s/ Chris Ehrlich
	Name:	Chris Ehrlich
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2025	By:	/s/ Andrew Kucharchuk
	Name:	Andrew Kucharchuk
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)