Form 10-K
period 2025-12-31
CERO THERAPEUTICS HOLDINGS, INC.
filed 2026-04-15
CIK 1870404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CERO	None
Warrants to purchase one share of Common Stock	CEROW	None

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting securities held by non-affiliates was approximately $11,236,525 based on the number of shares held by non-affiliates and the last reported sales price of the registrant’s common stock as of that date.

As of April 14, 2026, the registrant had 36,786,686 shares of common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders, which the Registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

●	our financial performance;

●	our ability to obtain additional cash and the sufficiency of our existing cash and cash equivalents to fund our future operating expenses and capital expenditure requirements, including the development and, if approved, commercialization of our product candidates;

●	the impact of the delisting of our common stock and public warrants from Nasdaq;

●	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;

●	the scope, progress, results and costs of developing CER-1236 or any other product candidates we may develop, and conducting preclinical studies and clinical trials;

●	the timing and costs involved in obtaining and maintaining regulatory approval of CER-1236 or any other product candidates we may develop, and the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations or accelerated approvals for our drug candidates for various indications;

●	current and future agreements with third parties in connection with the development and commercialization of CER-1236 or any other future product candidate;

●	our ability to advance product candidates into and successfully complete clinical trials;

●	the ability of our clinical trials to demonstrate the safety and efficacy of CER-1236 and any other product candidates we may develop, and other positive results;

●	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

●	the benefits of orphan drug designation and potential for orphan drug exclusivity in the future for CER-1236 and any other product candidates that may receive orphan drug designation;

●	our plans relating to the commercialization of CER-1236 and any other product candidates we may develop, if approved, including the geographic areas of focus and our ability to grow a sales team;

●	the success of competing drugs, therapies or other products that are or may become available;

●	developments relating to our competitors and our industry, including competing product candidates and therapies;

●	our plans relating to the further development and manufacturing of CER-1236 and any other product candidates we may develop, including additional indications that we may pursue for CER-1236 or other product candidates;

●	existing regulations and regulatory developments in the United States and other jurisdictions;

●	our potential and ability to successfully manufacture and supply CER-1236 and any other product candidates we may develop for clinical trials and for commercial use, if approved;

●	the rate and degree of market acceptance of CER-1236 and any other product candidates we may develop, as well as the pricing and reimbursement of CER-1236 and any other product candidates we may develop, if approved;

●	our expectations regarding our ability to obtain, maintain, protect and enforce intellectual property protection for CER-1236 and for any other product candidate;

●	our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of third parties;

●	our ability to realize the anticipated benefits of any strategic transactions;

●	our ability to attract and retain the continued service of our key personnel and to identify, hire, and then retain additional qualified personnel and our ability to attract additional collaborators with development, regulatory and commercialization expertise;

●	our ability to maintain proper and effective internal controls;

●	the impact of macroeconomic conditions and geopolitical turmoil on our business and operations, including interest rates, inflationary pressures, capital market disruptions, changes in governmental agencies, international tariffs, trade protection measures, global conflicts, economic sanctions and economic slowdowns or recessions;

●	our expectations regarding the period during which we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and as a smaller reporting company under the federal securities laws; and

●	our anticipated use of our existing cash and cash equivalents.

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

SELECTED DEFINITIONS

As used in this Annual Report, unless otherwise noted or the context otherwise requires, references to the following capitalized terms have the meanings set forth below:

“2016 Plan” refers to the CERo Therapeutics, Inc. 2016 Equity Incentive Plan, as amended from time to time.

“2024 ESPP” refers to the CERo Therapeutics Holdings, Inc. 2024 Employee Stock Purchase Plan, as amended from time to time.

“2024 Plan” refers to the CERo Therapeutics Holdings, Inc. 2024 Equity Incentive Plan, as amended from time to time.

“Arena” refers to Arena Business Solutions Global SPC II, Ltd. on behalf of and for the account of Segregated Portfolio #13 - SPC #13.

“Arena Commitment Shares” refer to up to 500 shares of Common Stock issued to Arena as consideration for executing and delivering the Arena Purchase Agreement.

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

“Bylaws” refers to the Second Amended and Restated Bylaws of CERo.

“CERo” refers to CERo Therapeutics Holdings, Inc.

“Charter” refers to CERo’s Second Amended and Restated Certificate of Incorporation, as filed with the Secretary of the State of Delaware February 14, 2024, as amended from time to time.

“Closing” refers to the closing of the Business Combination.

“Commitment Shares” refers to the Arena Commitment Shares and the Keystone Commitment Shares.

“Common Stock” refers to the common stock, par value $0.0001 per share, of CERo.

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

“Convertible Notes” refer to the convertible promissory note issued to Keystone on February 9, 2026 and March 6, 2026.

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

“February 2024 Keystone Registration Rights Agreement” refers to the Registration Rights Agreement, dated as of February 14, 2024, by and between CERo and Keystone.

“February 2025 Common Warrants” refer to the warrants to purchase shares of Common Stock, at a current exercise price of $39.20 per share, issued by the Company in a public offering on February 7, 2025.

“February 2025 Pre-Funded Warrants” refer to the warrants to purchase shares of Common Stock, at an exercise price of $0.002 per Share, issued in a public offering on February 7, 2025.

“Fee Modification Agreements” refers to the fee modification agreements between CERo and certain third-party vendors and service providers, pursuant to which such vendors received shares of Common Stock in lieu of certain payments due to such vendors prior to Closing.

“Fifth PIPE Financing” refers to the private placement pursuant to which we issued and sold, and the PIPE Investors purchased, shares of Series E Preferred Stock, on the terms and conditions set forth in the Fifth Securities Purchase Agreement.

“Fifth PIPE Registration Rights Agreement” refers to the Registration Rights Agreement, dated as of October 14, 2025, by and between CERo and certain PIPE Investors.

“Fifth Securities Purchase Agreement” refers to the Securities Purchase Agreement, dated as of October 14, 2025, by and among CERo and certain PIPE Investors, pursuant to which CERo agreed to issue and sell up to 9,750 shares of Series E Preferred Stock.

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

“First Securities Purchase Agreement” refers to the Amended and Restated Securities Purchase Agreement, dated as of February 14, 2024, by and among PBAX, Legacy CERo and certain PIPE Investors, pursuant to which CERo agreed to issue and sell 10,089 shares of Series A Preferred Stock, 306 Series A Warrants and 2,500 Preferred Warrants.

“Fourth PIPE Financing” refers to the private placement pursuant to which we issued and sold, and the PIPE Investors purchased, shares of Series D Preferred Stock, on the terms and conditions set forth in the Fourth Securities Purchase Agreement.

“Fourth PIPE Registration Rights Agreement” refers to the Registration Rights Agreement, dated as of April 22, 2025, by and between CERo and certain PIPE Investors.

“Fourth Securities Purchase Agreement” refers to the Securities Purchase Agreement, dated as of April 21, 2025, as amended as of June 25, 2025, by and among CERo and certain PIPE Investors, pursuant to which CERo agreed to issue and sell up to 10,000 shares of Series D Preferred Stock.

“Initial Public Offering” refers to the initial public offering of PBAX, which closed on October 8, 2021.

“Investor Rights Agreement” refers to the Investor Rights and Lock-up Agreement, dated February 14, 2024, by and among CERo, the Sponsor, certain Legacy CERo Stockholders and certain other parties.

“January 2025 Common Warrants” refer to the warrants to purchase shares of Common Stock, at a current exercise price of $116.40 per share, issued by the Company in a private placement on January 6, 2025.

“July 2025 Keystone Purchase Agreement” refers to the Common Stock Purchase Agreement, dated as of July 11, 2025, by and between CERo and Keystone.

“July 2025 Keystone Registration Rights Agreement” refers to the Registration Rights Agreement, dated as of July 11, 2025, by and between CERo and Keystone.

“Keystone” refers to Keystone Capital Partners, LLC.

“Keystone Commencement Date” refers to the time when all of the conditions to our right to commence sales of Common Stock to Keystone set forth in the respective Keystone Purchase Agreements have been satisfied.

v

“Keystone Commitment Amount” refers to the $25,000,000 of shares of Common Stock that Keystone has committed to purchase pursuant to the Keystone Purchase Agreements.

“Keystone Commitment Shares” refers to the 992 shares of Common Stock that have been issued to Keystone as consideration for Keystone entering into the Keystone Purchase Agreements.

“Keystone Equity Financing” refers to the equity line of credit established by the Keystone Purchase Agreements.

“Keystone Purchase Agreements” refers to the February 2024 Keystone Purchase Agreement, November 2024 Keystone Purchase Agreement, July 2025 Keystone Purchase Agreement and the November 2025 Keystone Purchase Agreement.

“Keystone Purchase Shares” refers to the shares of Common Stock that CERo may elect to issue and sell to Keystone after the Keystone Commencement Date.

“Keystone Registration Rights Agreements” refers to the February 2024 Registration Rights Agreement, November 2024 Registration Rights Agreement, July 2025 Keystone Registration Rights Agreement and the November 2025 Keystone Registration Rights Agreement.

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

“Liquidated Damages Modification Agreement” refers to the Liquidated Damages Modification Agreement, dated as of February 23, 2024, by and between us and Danforth Advisors, LLC.

“Merger Sub” refers to PBCE Merger Sub, Inc., a Delaware corporation.

“Nasdaq” refers to the Nasdaq Stock Market LLC.

“November 2025 Keystone Purchase Agreement” refers to the Common Stock Purchase Agreement, dated as of November 26, 2025, by and between CERo and Keystone.

“November 2025 Keystone Registration Rights Agreement” refers to the Registration Rights Agreement, dated as of November 26, 2025, by and between CERo and Keystone.

“November 2024 Keystone Purchase Agreement” refers to the Common Stock Purchase Agreement, dated as of November 8, 2024, by and between CERo and Keystone.

“November 2024 Keystone Registration Rights Agreement” refers to the Registration Rights Agreement, dated as of November 8, 2024, by and between CERo and Keystone.

“PBAX” refers to Phoenix Biotech Acquisition Corp., a Delaware corporation.

“PIPE Financings” refers to the First PIPE Financing, the Second PIPE Financing, the Third PIPE Financing, the Fourth PIPE Financing and the Fifth PIPE Financing.

“PIPE Investors” refer to the investors in the PIPE Financings.

“PIPE Registration Rights Agreement” refers to the First PIPE Registration Rights Agreement, the Second PIPE Registration Rights Agreement, the Third PIPE Registration Rights Agreement, the Fourth PIPE Registration Rights Agreement and the Fifth PIPE Registration Rights Agreement.

“PIPE Warrants” refer to the Series A Warrants, the Series C Warrants and the Preferred Warrants issued in the PIPE Financings.

“Preferred Stock” refers to the shares of preferred stock, par value $0.0001 per share, of CERo.

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

“Securities Act” refers to the Securities Act of 1933, as amended.

“Securities Purchase Agreements” refers to the First Securities Purchase Agreement, the Second Securities Purchase Agreement, the Third Securities Purchase Agreement, the Fourth Securities Purchase Agreement and the Fifth Securities Purchase Agreement.

“Selling Securityholder” refers to Keystone.

“Series A Certificate of Designations” refers to the Certificate of Designations of Rights and Preferences of the Series A Preferred Stock, as amended from time to time.

“Series A Preferred Stock” refers to the Series A convertible preferred stock, $0.0001 par value per share, of CERo.

“Series A Warrants” refers to warrants to purchase Common Stock, at a current exercise price of $2,780.00 per share, sold to certain PIPE Investors pursuant to the First Securities Purchase Agreement.

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

“Series C Warrants” refers to warrants to purchase shares of Common Stock, at a current exercise price of $0.80 per share, sold to certain PIPE Investors pursuant to the Third Securities Purchase Agreement.

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

“Third Securities Purchase Agreement” refers to the Securities Purchase Agreement, dated as of September 25, 2024, by and among CERo and certain PIPE Investors, pursuant to which CERo agreed to issue and sell 2,853 shares of Series C Preferred Stock and Series C Warrants to purchase 4,088 shares of Common Stock.

“Warrant Common Shares” refer to the shares of Common Stock underlying the Common Warrants.

“Warrant Preferred Shares” refer to the shares of Preferred Stock underlying the Preferred Warrants

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

RISK FACTORS SUMMARY

Our business is subject to numerous risks and uncertainties that you should consider before investing in our securities. Some of the principal risk factors are summarized below:

●	The shares of Common Stock offered in the Company’s filed prospectuses represent a substantial percentage of the outstanding shares of Common Stock, and the sales of such shares, or the perception that these sales could occur, could cause the market price of the Common Stock to decline significantly.

●	Nasdaq has delisted our securities from trading on Nasdaq, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	We have incurred significant losses in every year since our inception. We expect to continue to incur losses over the next several years and may never achieve or maintain profitability.

●	There is substantial doubt as to our ability to continue as a going concern.

●	Our business is highly dependent on the success of our lead product candidate. If we are unable to advance clinical development, obtain approval of and successfully commercialize our lead product candidate for the treatment of patients in approved indications, our business would be significantly harmed.

●	Our engineered CER-T cells represent a novel approach to cancer treatment that creates significant challenges for us.

●	Our current product candidates are in early clinical or preclinical development and have never been tested in humans. One or all of our current product candidates may fail in clinical development or suffer delays that materially and adversely affect their commercial viability.

●	Success in preclinical studies or clinical trials may not be indicative of results in future clinical trials.

●	Manufacturing genetically engineered products is complex and we, or our third-party manufacturers, may encounter difficulties in production. If we or any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or prevented.

●	Genetic engineering of T cells to create CER-T cells is a relatively new technology, and if we are unable to use this technology in our intended product candidates, our revenue opportunities will be materially limited.

●	We may not be successful in our efforts to identify or discover additional product candidates.

●	Data from our preclinical studies is limited and may change as patient data becomes available or may not be validated in any future or advanced clinical trial.

●	Clinical trials are difficult to design and implement, involve uncertain outcomes and may not be successful.

●	We will depend on enrollment of patients in our clinical trials for our product candidates. If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

●	We face competition from companies that have developed or may develop product candidates for the treatment of the diseases that we may target, including companies developing novel therapies and platform technologies. If these companies develop platform technologies or product candidates more rapidly than we do, if their platform technologies or product candidates are more effective or have fewer side effects, our ability to develop and successfully commercialize product candidates may be adversely affected.

●	We are highly dependent on our key personnel, including individuals with expertise in cell therapy development and manufacturing, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

●	We will need substantial additional financing to develop our product candidates and implement our operating plans, which financing we may be unable to obtain, or unable to obtain on acceptable terms. If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our product candidates.

●	The issuance of shares of our Common Stock upon conversion or exercise of our outstanding Preferred Shares and Common Warrants and other securities that we may issue in future financing transactions may result in substantial dilution to our stockholders.

●	If our security measures, or those of our contract research organizations (“CROs”), contract development and manufacturing organizations (“CDMOs”), collaborators, contractors, consultants or other third parties upon whom we rely, are compromised or the security, confidentiality, integrity or availability of our information technology, software, services, networks, communications or data is compromised, limited or fails, we could experience a material adverse impact.

●	Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.

●	We will rely on third parties to conduct our clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

●	We rely on third parties to manufacture and store our clinical product supplies, and we may have to rely on third parties to produce and process our product candidates, if approved. There can be no assurance that we will be able to establish or maintain relationships with such third parties. We may in the future establish our own manufacturing facility and infrastructure in addition to or in lieu of relying on third parties for the manufacture of our product candidates, which would be costly, time-consuming and which may not be successful.

●	We maintain single supply relationships for certain key components, and our business and operating results could be harmed if supply is restricted or ends or the price of raw materials used in our suppliers’ manufacturing process increases.

●	Our product candidates rely on the availability of specialty raw materials, which may not be available to us on acceptable terms or at all.

●	Clinical development and the regulatory approval process involve a lengthy and expensive process with an uncertain outcome and results of earlier studies and preclinical data, and trials may not be predictive of future clinical trial results. If our preclinical studies and clinical trials are not sufficient to support regulatory approval of any of our product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of such product candidate.

●	Regulatory requirements in the United States and abroad governing cell therapy products have changed frequently and may continue to change in the future, which could negatively impact our ability to complete clinical trials and commercialize our product candidates in a timely manner, if at all.

●	We are subject to stringent and changing privacy laws, regulations and standards as well as policies, contracts and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to enforcement or litigation (that could result in fines or penalties), a disruption of clinical trials or commercialization of products, reputational harm, or other adverse business effects.

●	Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.

●	Sales of a substantial number of our securities in the public market by our existing securityholders could cause the price of our Common Stock and Warrants to fall.

●	Certain existing securityholders purchased our securities at a price below the current trading price of such securities, and may experience a positive rate of return based on the current trading price. Future investors in us may not experience a similar rate of return.

●	Most of our outstanding Common Warrants are “out-of-the-money.” If the trading price of our Common Stock does not increase, the holders thereof will be unlikely to exercise such Common Warrants and we will not receive the proceeds of such exercises.

●	We have identified material weaknesses in our internal control over financial reporting. If our remediation of such material weaknesses is not effective, or if we identify additional material weaknesses in the future or otherwise fail to develop and maintain effective internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

●	Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

●	We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our business, results of operations, and financial condition.

●	Our Warrants are exercisable for Common Stock, the exercise of which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

x

PART I

Item 1. Business.

Overview

We are an innovative immunotherapy company advancing the development of next-generation engineered T cell therapeutics for the treatment of cancer. Our proprietary approach to T cell engineering, which enables us to integrate certain desirable characteristics of both innate and adaptive immunity into a single therapeutic construct, is designed to engage the body’s full immune repertoire to achieve optimized cancer therapy. Our novel cellular immunotherapy platform is designed to redirect patient-derived T cells to eliminate tumors by building in pathways that employ both cytotoxic and phagocytic mechanisms to destroy cancer cells, creating what we refer to as Chimeric Engulfment Receptor T (“CER-T”) cells. Our lead molecule is CER-1236, an autologous T-cell product that targets a novel tumor antigen, TIM-4 ligand. Unlike currently approved chimeric antigen receptor (“CAR-T”) therapies which have largely been active in hematological B cell malignancies, we believe CER-1236 will be active in both hematological malignancies and solid tumors.

On November 14, 2024, we received notice from the FDA that the Investigational New Drug Application (“IND”) was cleared after being put on a brief clinical hold due to insufficient nonclinical data to adequately judge off target toxicity. The clinical hold was lifted after additional in vitro experiments were performed. We submitted a second IND application for the investigation of CER-T cell therapy in non-small cell lung cancer (“NSCLC”) and ovarian cancer, which was accepted by the FDA on March 27, 2025. We anticipate initiation of a Phase 1 study in NSCLC and ovarian cancer in the first quarter of 2026. In May 2025, we initiated our Phase 1 clinical trial, designed to evaluate the safety, potential therapeutic utility and applicable dose of CER-1236 in patients with acute myeloid leukemia (“AML”). The first-in-human, multi-center, open label, Phase 1/1b study is designed to evaluate the safety and preliminary efficacy of CER-1236 in patients with acute myeloid leukemia that is either relapsed/refractory, or in remission with measurable residual disease, or newly diagnosed patients with TP53 mutated MDS/AML or AML. The two-part study has begun with dose escalation to determine highest tolerated dose and recommended dose for Phase 2, followed by an expansion phase to evaluate safety and efficacy. Primary outcome measures include incidence of adverse events and serious adverse events, incidence of dose limited toxicities and estimation of overall response rate, complete response, composite complete response, and measurable residual disease. Secondary outcome measures include pharmacokinetics. To date we have successfully manufactured and administered cell products for four patients. After dosing and completion of a 28-day dose-limiting toxicity monitoring period, the dose escalation committee determined that there were no safety concerns and we could advance to the next dose for the fourth patient. The fourth patient received an initial dose of CER-1236 at twice the initial dose of the patients in the first cohort, with a follow-on second identical dose 48 hours later. The fifth patient was dosed in March 2026.

The ability to enhance the activity of T cells against human cancers through genetic engineering has been among the most significant advances in cancer therapy in the last decade. One of the more promising therapeutic uses of T cells to emerge has been CAR-T cell technology. However promising CAR-T cell therapy has been, its use has been largely limited to the treatment of certain hematological cancers due to lack of specific tumor-associated antigens and CAR-T cells’ limited ability to proliferate, traffic, and circulate in solid tumors. Curative CAR-T cell therapies for solid tumors currently do not exist, and the significance of this limitation is underscored by the prevalence of solid tumor malignancies. The American Cancer Society estimates that solid tumor cancers accounted for more than 1.7 million of the 1.9 million people newly diagnosed with cancer in 2022. Even in hematological malignancies with approved CAR-T cell therapies, cure rates do not exceed 60%. Nevertheless, despite such limitations, sales of CAR-T cell therapies are anticipated to grow rapidly over the next several years and are expected to exceed $10 billion globally by 2030.

We believe that the preferential attributes engineered into our CER-T cell therapy enable us to overcome many of the limitations which hinder the wider application of CAR-T technology. Our CER-T cells employ a novel targeting mechanism that targets a ligand broadly expressed on tumor cells but not healthy cells. Specifically, CER-1236 targets the TIM-4 Ligand (“TIM-4-L”), otherwise known as phosphatidylserine (“PS”), a critical component of the cell’s plasma membrane that has a key role in cell removal. Exposure of TIM-4-L on the outer surface of the plasma membrane acts as an “eat-me” signal and marks abnormal, stressed and dying or dead cells for phagocytosis. The pro-phagocytic activities of CER-T cells are designed to integrate innate immune effector functions into cytotoxic killer T cells, creating within a single T cell the ability to directly mediate cytotoxic effects and indirectly prime other immune cells. Moreover, in preclinical studies, we have observed that CER-1236 cells exhibit superior cross-presentation abilities compared to conventional T cells, potentially triggering a broad complement of immune effector cells against tumors. Since externally oriented TIM-4-L is broadly expressed by numerous cancer cell types but has very limited exposure on normal healthy cells, we envision CER-1236 as having differentiated therapeutic utility with application across a wide array of cancer types.

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

Based on the preclinical data regarding the use of CER-1236 T cells to combat hematologic malignancies, we began our Phase 1 clinical trial in May 2025. Our initial targets are relapsed or refractory AML patients as well as AML patients with measurable residual disease (“MRD”) and patients with mutations in TP53, a gene mutation associated with aggressive AML. AML is a heterogenous and aggressive hematopoietic malignancy characterized by the rapid buildup of immature myeloid cells in the bone marrow and blood. This process results in the inhibition of normal hematopoiesis, manifesting as neutropenia, anemia, thrombocytopenia, and the clinical features of bone marrow failure. According to the American Cancer Society, AML accounts for 90% of all acute leukemias in adults, with an estimated 22,010 new cases and 11,090 estimated deaths in the United States in 2025. The current treatment has remained largely unchanged over several decades with combination chemotherapy with cytarabine for 7 days and an anthracycline for 3 days (“7+3”). Newer, targeted approaches that include multi-kinase domain inhibitors and antibody-drug conjugates are now available during induction chemotherapy for certain patients. For patients that are sufficiently healthy and at unfavorable risk, allogeneic Hematopoietic Stem Cell Transplants (“HSCTs”) are commonly performed. Despite these interventions, there is significant unmet medical need for novel therapies, including cell therapeutic approaches. In July 2025, CER-1236 received an FDA Orphan Drug Designation for the treatment of acute myeloid leukemia. In September 2025, CER-1236 received FDA Fast Track Designation.

Our Phase 1 AML clinical trial is intended to evaluate the safety, potential therapeutic utility and applicable dose of CER-1236. The approved starting dose for the clinical trial is sufficiently high that we expect to begin to see clinical activity by the second dose level cohort. Based on favorable interim safety results and effects in one patient, the trial was expanded to include patients with Myelodysplastic Syndrome (“MDS”) and Myelofibrosis (“MF”). Concurrent with a trial in these hematological malignancies, we intend to expand the clinical development of CER-1236 with an additional IND submission, which has been approved, to investigate solid tumors such as NSCLC and ovarian cancer. We believe that CER-1236 has the potential to address unmet medical needs in the targeted indications, and be differentiated from currently available therapeutics by its safety, tolerability and efficacy. We dosed the first three patients in dose 1 of our Phase 1 AML clinical trial in May 2025, July 2025 and September 2025. The first patient of the second dose cohort was dosed in October 2025. The four patients completed their DLT periods without any treatment-related toxicities, and the cell therapy was observed to expand during treatment of all four patients, with a peak of expansion between 10 to 14 days post infusion. None of the abovementioned statements regarding any of our products in development are intended to be a prediction or conclusion of efficacy.

Our Strategy

Our intent is to become a leading biopharmaceutical company focused on the capital-efficient advancement of innovative anti-cancer product candidates targeting the unmet medical need associated with aggressive and difficult-to-treat hematological malignancies and solid tumors. To accomplish this objective, the key elements of our strategy include:

●	Advance the clinical development of CER-1236 for the treatment of AML patients. We began dosing the cohort in our Phase 1 AML clinical trial of CER-1236 in May 2025. As of March 2026, five patients have had product successfully manufactured and were treated. For the first four patients, none had any dose-limiting toxicities during the 28 day observation window, and the cell therapies in the first four patients were observed to expand during the first 14 days period post infusion. For the fifth patient, with more than seven days of follow-up completed after infusion, protocol-defined monitoring of safety, pharmacokinetic, pharmacodynamic, and clinical activity endpoints is ongoing. Based on preclinical data generated to date related to the use of CER-1236 to treat hematological cancers, we intend to initially target relapsed and refractory AML patients for clinical development. These are aggressive cancers with limited treatment options. Moreover, these cancers represent a significant unmet medical need, and to date there are no approved CAR-T cell therapies for patients diagnosed with AML. There are approximately 20,800 cases of AML diagnosed annually in the U.S.

●	Incorporate treatment of MDS and MF into clinical trial. Early safety and efficacy signals in AML patients indicated the potential for use of CER-1236 in MDS and MF, both of which are more chronic inflammatory diseases of the bone marrow. The clinical trial was amended to include patients with these diseases in the dose-escalation phase and 3 new cohorts for the dose expansion phase were added to individually address these diseases. Both of these diseases are common in aged individuals and have limited curative treatment options, especially after resistance to frontline therapy develops. There are over 10,000 cases of MDS diagnosed annually in the US, and approximately 500 MF cases per year in the US.

●	Leverage past and current CAR-T product approvals to shorten the regulatory and manufacturing pathway for CER-1236. We have designed our CER-T cells to share similar construction to currently approved CAR-T cell therapies. The processes and protocols used to produce autologous CAR-T cells are well recognized, and we expect to benefit from the well-defined regulatory guidelines established by both U.S. and European regulatory authorities related to CAR-T cell therapy manufacture. Accordingly, we have configured CER-T cell manufacturing processes to share similarities with those employed in the production of CAR-T cells.

●	Expand CER-1236 development activities to target solid tumors. We intend to expand the clinical development of CER-1236 to include solid tumors. To this end, we plan on evaluating the potential therapeutic utility of CER-1236 to treat NSCLC and ovarian cancer, indications for which efficacious treatments have proven elusive. We believe CER-1236’s differentiated mechanism of action enables the enhanced activity of a broader contingent of immune effector cells, which may allow CER-1236 to achieve success treating cancers for which currently approved CAR-T cell therapies have demonstrated little clinical benefit. We anticipate initiation of a Phase 1 study in NSCLC and ovarian cancer in the second half of 2026.

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

CAR-T therapy recognizes specific antigens that are present on the surface of tumor cells and destroys them. The concept of CAR-T builds upon the normal biology of CTLs, whereby naturally occurring receptors serve to activate these cells when a foreign pathogen or cancerous cell is detected. Conventional CAR-T cell therapy involves the genetic manipulation of a patient’s T cells to enable these modified cells to express a receptor designed to bind to a specific surface antigen. To engineer these cells, a fraction of a patient’s T cells is collected from their blood, and a viral vector containing the genetic instructions for the CAR is used to insert those genes into the genome of the T cell through a process known as transduction. Contained in a single viral vector are the genes encoding for each component of the CAR. Typical CAR-T cells include the following components:

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

Currently, seven CAR-T cell therapies have been approved by the FDA for the treatment of certain types of hematological cancers. The first two, approved in 2017, are axicabtagene ciloleucel, sold by Gilead Sciences under the brand name Yescarta, and tisagenlecleucel, sold by Novartis under the brand name Kymriah. A third CAR-T cell therapy, brexucabtagene autoleucel, which is comparable to Yescarta and sold by Gilead under the tradename Tecartus, was approved in 2020. Lisocabtagene matraleucel, sold by Bristol Myers Squibb under the brand name Breyanzi, received FDA approval in February 2021 with Bristol Myers Squibb also receiving approval for idecabtagene vicleucel, sold under the tradename Abecma, in March of that year. Janssen Biotech received FDA approval for ciltacabtagene autoleucel, brand name Carvykti, to treat adult patients with relapsed or refractory multiple myeloma and which targets the BCMA protein expressed on cancer cells rather than CD19, the target of the other approved CAR-T cell therapies. Most recently, Autolus Therapeutics received approval for obecabtagene autoleucel, trade name Aucatzyl, which targets CD19 for relapsed and refractory B-cell precursor acute lymphoblastic leukemia. Each of these therapies is an autologous therapy and is made from T cells first collected from the patient, which are then genetically modified and administered back to the same patient. Sales of CAR-T cell therapies are anticipated to grow rapidly over the next several years and are expected to exceed $10 billion by 2030. CAR-constructs incorporating alternate immune effector cell types, including NK cells and macrophages, are in earlier stages of clinical development and have only recently entered clinical trials. To date, no CAR-based therapies that employ NK cells or macrophages have received FDA approval. There are at present no FDA approved CAR T cell products for the treatment of AML.

The Limitations of Current CAR-T Technology

Much of the excitement of cellular therapy surrounds the curative potential of adoptive transfer of genetically engineered T cells. Adoptively transferred T cells proliferate upon their engagement with target antigens and represent a form of therapy that can be appropriately characterized as living and expanding. Efficient targeted killing and tumor elimination may be achieved in a short period of time. However, multiple barriers limit the efficacy of conventional CAR-T cell therapy. A high rate of side effects often accompany treatment with currently approved products, especially in those patients with high tumor burdens. In addition, partial responses occur, often associated with immune escape of the tumor from the CAR or the display by the T cells of an exhaustion phenotype. Moreover, while engineered CAR-T cells have shown remarkable potential in the treatment of hematological cancers, they have not demonstrated equivalent efficacy in the treatment of solid tumors. Curative CAR-T cell therapies for solid tumors currently do not exist and the importance of this limitation is underscored by the prevalence of solid tumor malignances. The American Cancer Society estimates that solid tumor cancers accounted for more than 1.7 million of the 1.9 million people newly diagnosed with cancer in 2021. Even in hematological malignancies with approved CAR-T cell therapies, less toxic orthogonal treatment approaches are needed as cure rates for CD19-targeted CAR-T cell therapies do not exceed 60%.

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

CAR-T recipients may also incur serious adverse events, perhaps the most prominent of which is cytokine release syndrome. Believed to be related to the rapid proliferation and activation of T cells upon detection of a target antigen, severe or life-threatening cytokine release syndrome was noted in a significant number of patients who participated in the registrational trials of FDA-approved CAR-T therapies. These serious adverse events can result in patients requiring longer hospitalizations and more intensive medical care. The frequency and severity of observed serious adverse events is one of the primary reasons that administration of currently approved CAR-T therapy is restricted to a select number of treatment centers. Moreover, aside from the low-level expression of certain cancer specific neoantigens, most tumor associated antigens are also found on normal cells which may lead to serious, if not life threatening, “on-target, off-tumor” toxicities.

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

CER-1236 T cells infused to Osimertinib dosed animals showed tumor elimination and higher levels of T cell expansion

CER-1236 T cells infused to AML engrafted animals shows tumor elimination and T cell expansion

We engrafted NSG-MHC double knock out mice with Kasumi-1, a TP53 mutant AML cell line. Once established, the mice were infused with a single dose of CER-1236 or control T cells. Animals infused with CER-1236 T cells showed rapid tumor elimination and long term control. In addition, CER-1236 T cell expansion was observed early after infusion, reaching a peak at day 7 and contracting afterwards.

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

CER-1236 Clinical Development Strategy

Based on the extensive preclinical data that we have assembled regarding the use of CER-1236 T cells to combat cancer, we commenced our Phase 1 clinical trial in May 2025 with an initial treatment target being patients suffering from relapsed, or refractory AML as well as those subsets who are positive for Minimal Residual Disease and the TP53 mutation. Analyses of the first two patients treated revealed no dose-limiting toxicities. In addition, expansion of the CER-T cells was observed. We subsequently intend to expand the clinical development of CER-1236 to include solid tumors such as NSCLC and ovarian cancer. We anticipate initiation of the Phase 1 study in NSCLC and ovarian cancer in the first quarter of 2026. We expect these clinical trials to evaluate the safety, the potential therapeutic utility and applicable dose of CER-1236. In addition, we anticipate that these clinical trials may provide insight into the possible use of CER-1236 to treat an array of hematologic and solid tumors.

We believe this drug candidate has the potential to be a therapy for the unmet needs of targeted indications, if approved, and by leveraging the innate immune system’s phagocytic capabilities, could be differentiated by its safety, tolerability, efficacy and clinical benefit over current therapeutic approaches, which have been observed in preclinical studies. None of the abovementioned statements regarding any of our products in development are intended to be a prediction or conclusion of efficacy. No clinical trials on our product candidates have been completed so no conclusions relating to such attributes can be made.

Disease backgrounds

Acute Myeloid Leukemia

AML is a cancer of the blood and bone marrow that affects myeloid cells, cells which normally develop into the various types of mature blood cells. It is a fast-progressing and aggressive form of blood cancer, with a median time from diagnosis to death of just 5.5 months. Despite over 20 FDA approved therapeutics for the treatment of AML, the death rate in AML patients has only moderately diminished since the 1990s, with the disease hovering around a 32% 5-year overall survival rate according to the National Cancer Institute. AML was diagnosed in 21,000 Americans in 2019, and there were 11,000 AML-related deaths in the same year, according to the Leukemia and Lymphoma Society. Like most cancers, it is a terrifying diagnosis for patients which often leads to many rounds of treatment and a complete disruption of their lives.

Figure 1: Rate of new cases of AML and associated mortality in the United States 1992-2020

Source: NIH, National Cancer Institute

According to Alliance Global Partners, the total AML therapeutic market is estimated to be approximately USD $2.58B as of 2024 and projected to grow at a compound annual growth rate (CAGR) of 10.25% based on the historical growth rate, the anticipated approval of new therapeutics, and an increase in the number of total patients to be diagnosed in the coming years. According to estimates, by 2033, the AML therapeutic market will likely grow to over $6B+, highlighting the significant economic upside associated with any improvements to the standard of care from the current pipeline therapeutics.

Current therapies and their limitations

Currently, there are over 20 FDA approved therapeutics in the AML space, with eight approvals having come in just two years from 2017-2019. Before then, AML was treated with decades-old combination chemotherapy regimens, including cytarabine and anthracycline. This regimen has about a 70-80% complete response rate of adults younger than 60 years and 40-60% of fit adults older than 60 years old. For those eligible for the chemotherapy regimen and experiencing a complete response, many patients with adverse features (70%) undergo allogeneic HSCT which, in some patients are “curative.” Unfortunately, a significant proportion (up to 50%) of AML patients are over the age of 65 and are “unfit” for intensive chemotherapy, requiring different treatment approaches for medically unfit patients. The treatment landscape for older unfit adults with AML fundamentally changed with the recent availability of new drugs, in particular the oral B-cell lymphoma 2 inhibitor venetoclax. Venetoclax is used in conjunction with azacytidine to treat these patients, with a complete response rate of ~65%. However, the majority of adult patients with AML experience relapse despite initially attaining complete response; a venetoclax-based doublet therapy for medically less-fit adults carries a median survival of ~14.7 months. The prognosis for patients who are refractory to or relapse after frontline azacitidine venetoclax is dismal with median overall survival of 2.4 months, making this an area of high unmet need. Such patients who do not respond to frontline therapy with azacitidine or venetoclax, and the subset who do not respond to targeted therapies, e.g., IDH1/2 inhibitors, are candidates for investigational trials. To date, there are no approved cell therapeutic approaches to treat AML.

Myelodysplastic Syndrome

MDS is a cancer that occurs when blood-forming stem cells become dysfunctional and fail to properly mature. This results in failure to produce red blood cells, platelets, or white blood cells, or a combination thereof. MDS is commonly diagnosed in people in their 70s, which limits curative treatment options. MDS has both high risk and low risk subtypes, with median survival as short as 1 year in very high risk groups or 10.6 years in very low risk groups, making it largely a chronic disease. The only potentially curative therapy for MDS is stem cell transplantation, which is often unavailable for elderly patients. The chemotherapeutic drugs Azacitidine and Cytarabine are commonly used to treat MDS, but are not curative. Patients with MDS are often transfusion dependent, and either succumb to side effects of poor hematopoeisis or have their disease advance to AML. MDS is newly diagnosed in over 10,000 Americans each year.

Myelofibrosis

Myelofibrosis is a type of cancer caused by scarring of the bone marrow, impairing the normal maturation of healthy blood cells and leading to reduced levels of red blood cells and platelets. Myelofibrosis is typically diagnosed in people over 50 years old. Median survival for treated MF is 7 years, although this can be shorter for higher risk subtypes. MF is primarily treated with JAK inhibitors or bone marrow transplantation. MF is estimated to be diagnosed in 5,000 patients per year in the US. In some cases, myelofibrosis can advance to AML.

Ovarian Cancer

The American Cancer Society estimates for ovarian cancer in the United States for 2024 are:

●	About 19,680 women will receive a new diagnosis of ovarian cancer.

●	About 12,740 women will die from ovarian cancer.

Ovarian cancer is one of the leading causes of cancer deaths among women. A woman’s risk of getting ovarian cancer during her lifetime is about 1 in 87. The lifetime chance of a woman dying from ovarian cancer is about 1 in 130. (These statistics don’t count low malignant potential ovarian tumors.) This cancer mainly develops in older women. About half of the women who are diagnosed with ovarian cancer are 63 years or older. It is more common in White women than Black women.

Non-Small Cell Lung Cancer

Most lung cancer statistics include both small cell lung cancer (“SCLC”) and NSCLC. In general, about 10% to 15% of all lung cancers are SCLC, and about 80% to 85% are NSCLC. Lung cancer (both small cell and non-small cell) is the second most common cancer in both men and women in the United States (not counting skin cancer).

The American Cancer Society’s estimates for lung cancer in the U.S. for 2024 are:

●	About 234,580 new cases of lung cancer (116,310 in men and 118,270 in women)

●	About 125,070 deaths from lung cancer (65,790 in men and 59,280 in women)

Lung cancer mainly occurs in older people. Most people diagnosed with lung cancer are 65 or older; a very small number of people diagnosed are younger than 45. The average age of people when diagnosed is about 70.

Lung cancer is by far the leading cause of cancer death in the U.S., accounting for about 1 in 5 of all cancer deaths. Each year, more people die of lung cancer than of colon, breast, and prostate cancers combined.

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

5-year relative survival rates for non-small cell lung cancer

These numbers are based on people diagnosed with NSCLC between 2015 and 2021.

SEER stage	5-year relative survival rate
Localized	67%
Regional	40%
Distant	12%
All SEER stages combined	32%

Our therapeutic approach and development program

We designed our clinical development program for CER-1236 to enable our evaluation of its therapeutic utility in treating both hematologic and solid tumors, as the capacity of a single therapeutic construct to provide clinical benefit across this diversity of tumor types would represent a significant advance in cancer immunotherapy. Due to the therapy’s novel mechanism of action, engaging both the innate and the adaptive immune response, and the broad expression profile of PS on a variety of hematologic and solid tumors, we have employed an adaptive Phase 1 trial design to evaluate patient response to CER-1236. As such, the dosing protocol is designed to emphasize a gradual increase in the delivered dose with the objective of achieving a clinical signal, while ensuring patient safety. Our Phase 1 trial is also designed to enable an evaluation of appropriate dosing strategies to optimize CER-T engagement and proliferation. Two patient products have been successfully manufactured and dosed. The initial patient did not experience any dose-limiting toxicities during the 28-day observation window, and the second patient was still under observation 7 days after treatment. Pharmacokinetic data from the first patient indicates that the CER-1236 T cells successfully expanded upon infusion, and began to contract after 2 weeks. We dosed a third patient in September 2025, which will be followed by a meeting of the dose escalation safety committee to determine if we can advance to the next dose. The fourth patient was treated in October 2025.

We believe, subject to discussions with the FDA and other regulatory authorities, that there may be a full development path to registration and use in the larger AML patient populations on achieving positive safety data along with indications of therapeutic benefit in these initial trial cohorts. We believe CER-1236 may provide significant treatment advantages over currently available therapeutics, including CAR-T therapy as a result of its potential to enhance objective response rates and the duration of response related to the comprehensive, coordinated engagement of the innate and adaptive immune systems and a sustained signaling environment. We believe this novel mechanism of action will enable our advance of a single therapeutic construct to address the substantial unmet need for a safe and effective cell therapy offering an improved therapeutic profile, despite significant competition. We subsequently anticipate initiating clinical trials for additional indications, including the possible application of CER-1236 in the treatment of certain solid tumors such as NSCLC and ovarian cancer.

Ongoing Phase 1 trial of CER-1236 in patients with AML

In May 2025, we initiated our Phase 1 clinical trial designed to evaluate the safety, potential therapeutic utility and applicable dose of CER-1236 in patients with acute myeloid leukemia (“AML”). The first-in-human, multi-center, open label, Phase 1/1b study is designed to evaluate the safety and preliminary efficacy of CER-1236 in patients with acute myeloid leukemia that is either relapsed/refractory, or in remission with measurable residual disease, or newly diagnosed patients with TP53 mutated MDS/AML or AML. The two-part study has begun with dose escalation to determine highest tolerated dose and recommended dose for Phase 2, followed by an expansion phase to evaluate safety and efficacy. Primary outcome measures include incidence of adverse events and serious adverse events, incidence of dose limited toxicities and estimation of overall response rate, complete response, composite complete response, and measurable residual disease. Secondary outcome measures include pharmacokinetics. To date we have successfully manufactured and administered cell products for four patients. Following the dosing and observation period for the third patient, the dose escalation safety committee determined that the fourth patient could receive a higher dose. The fourth patient was dosed in October 2025. The fourth patient received an initial dose of CER-1236 at twice the initial dose of the patients in the first cohort, with a follow-on second identical dose 48 hours later. The fifth patient was dosed in March 2026.

Trial expansion into Myelodysplastic Syndrome and Myelofibrosis

Early safety signals observed in the first cohort of AML patients demonstrated a unique safety profile for CER-1236 T cells that differentiated it from many other engineered T cell products. Robust cell expansion was seen in all patients without concurrent cytokine secretion leading to CRS or ICANS. No off-tumor effects were observed, either. This unusual safety profile and early signals in an AML patient who had progressed from MDS suggested CER-1236 could be suitable for treatment of chronic diseases of the bone marrow. The trial was expanded to include MDS and MF, both chronic diseases with similarities to AML, into the phase 1 dose escalation and phase 2 dose expansion portions of the trial.

Updated Certain T-1 study design in relapsed and refractory AML

Certain T-2 study design in ovarian and non-small cell lung cancer

Manufacturing Strategy

The manufacture of product candidates derived from our autologous CER-1236 T cells involves the same type of equipment, materials and protocols already used in the manufacture of currently FDA-approved CAR-T cell therapies, which we believe will provide us numerous benefits. CER-1236 cell product is being manufactured using an automated closed process, with product manufacture continuous from bulk harvested cells through to cryopreserved drug product bags. There are multiple factors involved in the manufacturing process needed to ensure proper CER-T cell cryopreservation both preceding and following freezing, including the thawing process and post-thaw handling prior to patient administration. These factors are well understood and procedures have been identified to optimize yield, activity, stability and consistency. In addition, we may be able to take advantage of the increasing regulatory familiarity with these established protocols. Our expected manufacturing process embraces a fully automated, closed-system design intended to minimize exposure to potential contaminants and ensure consistent successful manufacture of the product. The product is being manufactured in a contract manufacturing facility which maintains a quality system compliant with current Good Manufacturing Practice (“cGMP”) requirements.

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

We have sought patent protection in the United States and various international jurisdictions related to the CER-1236 T cell technology platform and its constructs, as well as their use as individual cellular compositions and product candidates targeting specific diseases. We also intend to seek patent protection related to the processes and materials used in CER-1236 T cell expression as well as its use in combination therapies. As of December 31, 2025, our patent portfolio comprises ten different patent families filed in various jurisdictions worldwide. These patent families include four issued patents in the United States, three of which relates to CER-1236; ten pending U.S. applications; one U.S. provisional application; twenty-six issued patents in international jurisdictions, including patents in Europe, France, Germany, Italy, Spain, United Kingdom, Denmark, Finland, Norway, Sweden, Switzerland, China, Japan, Hong Kong, and Mexico; and twenty-seven pending applications in Canada, China, Europe, Hong Kong, Japan, and Korea. These patents and applications, if and when issued, are projected to expire from 2037 to 2047, absent any available patent term adjustments or extensions. We intend to pursue, when possible, further composition, method of use, dosing, formulation, and other patent protection directed to our current and new product candidates. We may also pursue patent protection with respect to manufacturing and drug development processes and technology.

The following issued patents are directed at a composition of matter and therapeutic uses and provide coverage for our CER-1236 T cell candidate:

U.S. Patent No. 11,708,423, having an anticipated expiration date of March 26, 2039, including 186 days of patent term adjustment awarded by the USPTO;

U.S. Patent No. 12,291,557, having an anticipated expiration date of March 10, 2042, including 1,079 days of patent term adjustment awarded by the USPTO;

U.S. Patent No. 12,303,551, having an anticipated expiration date of March 26, 2039, subject to terminal disclaimer;

EP Patent No. 3,519,441 (validated in the United Kingdom, France, Spain, Germany, and Italy), having an anticipated expiration date of September 26, 2037, absent any available patent term adjustments or extensions;

EP Patent No. 3,688,032 (validation in the United Kingdom, France, Spain, Germany, Italy, Denmark, Finland, Norway, Sweden, Switzerland) having an anticipated expiration date of September 21, 2038, absent any available patent term adjustments or extensions;

EP Patent No. 4,376,874 (validation in designated countries in progress) having an anticipated expiration date of July 28, 2042, absent any available patent term adjustments or extensions;

JP Patent No. 7,730,008 having an anticipated expiration date of September 26, 2037, absent any available patent term adjustments or extensions;

JP Patent No. 7,286,658 having an anticipated expiration date of September 21, 2038, absent any available patent term adjustments or extensions; and

CN Patent No. ZL201880076426.1 having an anticipated expiration date of September 21, 2038, absent any available patent term adjustments or extensions.

CN Patent No. ZL201980036210.7 having an anticipated expiration date of March 27, 2039, absent any available patent term adjustments or extensions.

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

In addition to the current standard of care treatments for patients with cancer, numerous commercial and academic preclinical studies and clinical trials are being undertaken by a large number of parties to assess novel technologies and product candidates in the field of immunotherapy. Results from these studies and trials have fueled increasing levels of interest in the field of immunotherapy. Accordingly, we face competition from numerous pharmaceutical and biotechnology entities related to the development of cellular-based therapies to treat cancer. We expect to face competition from other companies developing TCR T therapies, such as Adaptimmune Therapeutics, plc, GlaxoSmithKline plc, MediGene AG, TCR2 Therapeutics Inc., TScan Therapeutics Inc. and Ziopharm Oncology, Inc. We also may compete with other T cell therapy companies with target discovery platforms, such as Adaptive Therapeutics, Inc., Immatics, N.V., 3T Biosciences, Inc., and Sana Biotechnology, Inc., among others. We may also compete against a significant number of companies engaged in the development of autologous and allogeneic CAR-T, CAR-NK, TIL and T cell engager technologies including larger companies such as Gilead Sciences, Inc., Bristol-Myers Squibb Company and Amgen, Inc. as well as smaller companies such as Nkarta Inc., Allogene Therapeutics Inc., Century Therapeutics Inc., and Fate Therapeutics Inc., among others.

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

Expedited Review and Approval Programs

The FDA has various programs, including fast track designation, priority review, accelerated approval, breakthrough therapy designation, and regenerative medicine advanced therapy designation that are intended to expedite or simplify the process for the development and FDA review of biological products that are intended for the treatment of serious or life-threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new biological products to patients earlier than under standard FDA review procedures.

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

The FDA may give a priority review designation to biological products that treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. Most products that are eligible for fast track designation may also be considered appropriate to receive a priority review. In addition, biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the biological product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a biological product receiving accelerated approval to perform adequate and well-controlled post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint. Under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”), the FDA may require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval.

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

Finally, the FDA can accelerate review and approval of products designated as regenerative medicine advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative medicine advanced therapy designation include early interactions with FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

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

To obtain regulatory approval of our medicinal products under the European Union regulatory system, we are required to submit a marketing authorization application (“MAA”), to be assessed in the centralized procedure. The centralized procedure allows applicants to obtain a marketing authorization (“MA”) that is valid throughout the European Union, and the additional countries of the European Economic Area (Iceland, Liechtenstein and Norway) (“EEA”). It is compulsory for medicinal products manufactured using biotechnological processes, orphan medicinal products, advanced therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines) and medicinal products containing a new active substance which is not authorized in the European Union and which is intended for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, auto-immune and other immune dysfunctions, viral diseases or diabetes. The centralized procedure is optional for any other products containing new active substances not authorized in the European Union or for products which constitute a significant therapeutic, scientific, or technical innovation or for which a centralized authorization is in the interests of public health at European Union level. When a company wishes to place on the market a medicinal product that is eligible for the centralized procedure, it sends an application directly to the EMA, to be assessed by the Committee for Medicinal Products for Human Use (“CHMP”). The CHMP is responsible for conducting the assessment of whether a medicine meets the required quality, safety, and efficacy requirements, and whether the product has a positive risk/benefit profile. The time limit for the evaluation procedure is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP). The CHMP opinion is forwarded to the European Commission, which will make a binding decision on the grant of an MA within the statutory timeframes (generally within 67 days of receipt of the CHMP opinion).

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

In the European Union, new active substances (including both small molecules and biological medicinal products) approved on the basis of a complete and independent data package qualify for eight years of data exclusivity from the date of first marketing authorization in the European Union and an additional two years of market exclusivity. Data exclusivity prevents generic or biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA, for a period of eight years from the date on which the reference product was first authorized in the European Union. During the additional two-year period of market exclusivity, a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar medicinal product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with currently approved therapies. There is no guarantee that a product will be considered by the EMA to be a new active substance, and products may not qualify for data exclusivity. Even if the innovator gains the prescribed period of data exclusivity, another company could nevertheless also market another version of the product if such company obtained an MA based on an MAA with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

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

Orphan designation provides opportunities for fee reductions, protocol assistance, and access to the centralized procedure. Fee reductions are available in accordance with applicable EMA rules, including for small and medium enterprises. In addition, if a product which has an orphan designation subsequently receives a centralized MA for the indication for which it has such designation, the product is entitled to orphan market exclusivity, which means the EMA may not approve any other application for a marketing authorization for a similar medicinal product for the same indication as the authorized orphan product for a period of ten years. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The exclusivity period may be reduced to six years if, at the end of the fifth year, it is shown that the designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, an MA may be granted to a similar medicinal product for the same indication as an authorized orphan product at any time if:

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

In March 2016, the EMA launched an initiative, the PRIority MEdicines (“PRIME”) scheme, to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIME scheme is intended to encourage development of products in areas of unmet medical need and may provide eligibility for accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies on the basis of compelling non-clinical data and tolerability data from initial clinical trials. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted. Importantly, once a candidate medicine has been selected for the PRIME scheme, a dedicated contact and rapporteur from the CHMP or from the Committee for Advanced Therapies (“CAT”) are appointed early in the PRIME scheme facilitating increased understanding of the product at the EMA’s committee level. An initial meeting with the CHMP/CAT rapporteur initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. PRIME eligibility does not change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval.

The aforementioned European Union rules are generally applicable in the EEA.

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the European Union for all medicines (including those for rare diseases and for children). In April 2024, the European Parliament adopted its position on the legislative proposals and, in June 2025, the Council of the European Union adopted its position. A common position on the text was agreed upon on December 11, 2025, in the context of subsequent inter-institutional trilogue negotiations. The proposed revisions remain to be adopted, and are not expected to become applicable before 2028.

Following the end of the Brexit transition period on January 1, 2021 and the implementation of the Windsor Framework on January 1, 2025, the United Kingdom is not generally subject to EU laws in respect of medicines. The EU laws that have been transposed into UK law through secondary legislation remain applicable in the UK, however, new legislation such as the Clinical Trials Regulation (EU) No 536/2014 is not applicable in the UK. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency (“MHRA”) is the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland Protocol, different rules applied in Northern Ireland than in England, Wales, and Scotland (together, “Great Britain”), as Northern Ireland continued to follow the EU regulatory regime for a period of time after Brexit. However, on January 1, 2025 a new arrangement called the “Windsor Framework” came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products. The Windsor Framework removes EU licensing processes and EU labeling and serialization requirements in relation to Northern Ireland and introduces a UK-wide licensing process for medicines. In particular, the MHRA is now responsible for approving medicinal products placed on the UK market (i.e., Great Britain and Northern Ireland), and the EMA no longer has a role in UK marketing authorizations. A single UK-wide MA will be granted by the MHRA for medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. In addition, the new arrangements require, for packs placed on the UK market on or after January 1, 2025, a “UK Only” label, indicating they are not for sale in the EU.

The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, an accelerated assessment procedure and new routes of evaluation for novel products and biotechnological products. Although separate authorization is now required to market medicinal products in the UK, since January 1, 2024, the MHRA may rely on the International Recognition Procedure when reviewing certain types of MAAs, under which the MHRA will take into account the expertise and decision-making of trusted regulatory partners including the medicines regulatory authorities in Australia, Canada, Switzerland, Singapore, Japan, the United States and the EMA in the EU.

There is no pre-MA orphan designation in the UK. Instead, the MHRA reviews applications for orphan designation alongside the corresponding MAA. The criteria are essentially the same, but have been tailored for the UK market, i.e., the prevalence of the condition in UK (rather than the European Union) must not be more than five in 10,000. Should an orphan designation be granted, the period of market exclusivity is set from the date of first approval of the product in the UK.

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

Other legislative changes have been proposed and adopted since passage of the ACA, including the Budget Control Act of 2011 and subsequent legislation, which among other things, resulted in reductions in Medicare payments to healthcare providers of up to 2.0% per fiscal year through 2031. Further, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s AMP, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, the One Big Beautiful Bill Act of 2025 imposed significant reductions in Medicaid funding, additional work requirements for certain Medicaid beneficiaries and more frequent eligibility redeterminations. These changes are expected to place increased pressure on state Medicaid budgets and could reduce enrollment, utilization and reimbursement levels for prescription drugs, including our products, which could adversely affect our business.

Further legislative and regulatory changes under the Affordable Care Act remain possible. It is unknown what form any such changes or any law would take, and how or whether it may affect our business in the future. We expect that changes or additions to the Affordable Care Act, the Medicare and Medicaid programs, allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry. Payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives as well. For example, CMS may develop new payment and delivery models, such as bundled payment models.

The costs of drugs have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. The Trump Administration has issued executive orders and supported proposed regulatory initiatives in 2025 that could have a significant impact on the prices that we, or any collaborators, may receive for any approved products.

On May 12, 2025, President Trump signed an executive order directing the Secretary of HHS to set and communicate most-favored-nation (“MFN”) price targets to manufacturers and propose a rulemaking plan to impose MFN pricing if “significant progress” is not made, and also directing the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. The executive order further states that the Administration will take additional action (for example, examining whether marketing approvals should be modified or rescinded or considering individual drug importation waiver authorities) should manufacturers fail to offer American consumers the MFN lowest price. In July 2025, President Trump sent letters to certain pharmaceutical companies demanding that these companies extend MFN pricing to Medicaid and newly launched drugs as well as move to direct-to-consumer models priced at MFN pricing, and soliciting binding commitments by September 29, 2025. Since this time, multiple drug manufacturers have announced plans to, for certain of their drugs, lower prices to reflect similar pricing around the world, and to sell these reduced-price drugs on a direct-to-consumer purchasing platform developed by the federal government; however, it is not known what results will occur to the extent the recipients of these letters do not reduce their U.S. prices.

On December 19, 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs. The first proposal, the Global Benchmark for Efficient Drug Pricing Model (“GLOBE”) for Medicare Part B, would require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, GLOBE would begin a five year performance period on October 1, 2026 and GUARD would begin its performance period in 2027. These proposals will likely be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions fOr U.S. Medicaid (“GENEROUS”) Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers.

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

Employees and Human Capital Resources

As of December 31, 2025, we had eight full-time employees, including two executive officers and six employees conducting Research and Development. Our employees are not represented by labor unions or covered by collective bargaining agreements and we consider our relationship with our employees to be good.

Compensation and Benefits

Our employee-related objectives include, as applicable, identifying, recruiting, retaining, and incentivizing our management team and our clinical, scientific and other employees and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and motivate personnel through the granting of stock-based and cash-based compensation awards, in order to align our interests and the interests of our stockholders with those of our employees and consultants. In addition, all of our employees are eligible for health insurance, paid and unpaid leaves including paid parental leave, a retirement plan, life and disability/accident coverage, and parking or commuter assistance and employee assistance.

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

We are a clinical stage biopharmaceutical company with a limited operating history, and we have incurred significant net losses since our inception in 2016. We incurred net losses of approximately $19.9 million and $8.3 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of approximately $90.8 million. We have funded our operations to date primarily with proceeds from the sale of our equity securities in private financing transactions.

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

On October 29, 2025, we received the determination of the October 2025 Panel to deny our request to continue the listing of our shares of Common Stock on Nasdaq and that the trading in our securities would be suspended at the open of trading on October 31, 2025. The Company’s shares of Common Stock commenced trading on OTCQB as of December 2, 2025. On January 29, 2026, after considering the written record in this matter, the Nasdaq Listing and Hearing Review Council issued its decision affirming the Panel’s decision to delist the Company’s securities from Nasdaq.

The OTC Markets are a less liquid market than Nasdaq, which may have a material adverse effect on the trading price and volume for the Common Stock. We are also considering listing alternatives, including applying to list our shares of Common Stock on another securities exchange.

The delisting of our securities by Nasdaq has adversely affected and is expected to continue to adversely affect the trading market for our securities, as price quotations are not as readily obtainable, which has had and is expected to continue to have a material adverse effect on the market price of our securities and the Company’s ability to raise additional capital.

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

As of December 31, 2025, the Company reported $1.7 million of cash and cash equivalents, with an accumulated deficit of $90.8 million. Additional funds are necessary to maintain current operations and to continue R&D activities. However, there can be no assurance that sufficient funding will be available to allow the Company to successfully continue its R&D activities and planned regulatory filings with the FDA. If the Company is unable to obtain the necessary funds, significant reductions in spending and the delay or cancellation of planned activities may be necessary. These actions would have a material adverse effect on the Company’s business, results of operations, and prospects. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these accompanying financial statements are issued. In its report on our financial statements for the year ended December 31, 2025, our independent registered public accounting firm included an explanatory paragraph that expressed substantial doubt about our ability to continue as a going concern. Our current cash level raises substantial doubt about our ability to continue as a going concern. In addition, our future financial statements may include similar qualifications about our ability to continue as a going concern. Our financial statements were prepared assuming that we will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to meet our current operating costs, we will need to seek additional financing or modify or cease our operational plans. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

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

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue. We do not expect to generate significant revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, our product candidates. We do not know when, or if, we will generate any revenue. We have initiated a clinical trial for our first product candidate, CER-1236, in AML, are expanding to MDS and MF patients in the first half of 2026 with later plans to expand into ovarian cancer and NSCLC, and the rest of our product candidates are in the preclinical stages of development. Our product candidates will require additional preclinical studies, clinical development regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

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

Many of the factors listed above are beyond our control and could cause us to experience significant delays or prevent us from obtaining regulatory approvals or commercializing our product candidates. Even if we are able to commercialize our product candidates, we may not achieve profitability soon after generating product sales, if ever. If we are unable to generate sufficient revenue through the sale of our product candidates or any future product candidates, we will be unable to continue operations without continued funding.

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

We are developing autologous T-cell product candidates that are engineered from healthy donor T-cells to express chimeric engulfment receptors (“CERs”) and are intended for use in patients with certain cancers. Advancing these novel product candidates creates significant challenges for us, including:

●	manufacturing our product candidates to our regulatory specifications and in a timely manner to support our clinical trials, and, if approved, commercialization;

●	sourcing clinical and, if approved, commercial supplies for the raw materials used to manufacture our product candidates;

●	understanding and addressing variability in the quality of a donor’s T cells, which could ultimately affect our ability to produce product in a reliable and consistent manner and treat certain patients;

●	educating medical personnel regarding the potential side effect profile of our product candidates, if approved, such as the potential adverse side effects related to cytokine release syndrome (“CRS”), neurotoxicity, prolonged cytopenia, coagulation abnormalities, thrombosis, hypotension, aplastic anemia and neutropenic sepsis;

●	using medicines to preempt or manage adverse side effects of our product candidates and such medicines may be difficult to source or costly or may not adequately control the side effects or may have other safety risks or a detrimental impact on the efficacy of the treatment;

●	conditioning patients with cyclophosphamide and fludarabine in advance of administering our product candidates, which may be difficult to source, costly or increase the risk of infections and other adverse side effects;

●	obtaining regulatory approval, as the FDA and other regulatory authorities have limited experience with development of CER T cell therapies for cancer;

●	establishing sales and marketing capabilities upon obtaining any regulatory approval to gain market acceptance of a novel therapy; and

●	obtaining acceptance and approval by physicians, patients, hospitals, cancer treatment centers and others in the medical community.

Our current product candidates are in early clinical or preclinical development and have never been tested in humans. One or all of our current product candidates may fail in clinical development or suffer delays that materially and adversely affect their commercial viability.

Our current product candidates are in early clinical and preclinical development and we are subject to the risks of failure inherent in the development of product candidates based on novel approaches, targets and mechanisms of action. Although we have initiated our clinical trial for CER-1236 in AML, are expanding to MDS and MF patients in the first half of 2026 with later plans to expand into ovarian cancer and NSCLC, there is no guarantee that we will be able to proceed with clinical development of CER-1236 or any of our other product candidates as planned or that any product candidate will demonstrate a clinical benefit once advanced to testing in patients. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by early clinical stage biotechnology companies such as ours.

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

Data from our preclinical studies and clinical trials is limited and may change as additional patient data become available or may not be validated in any future or advanced clinical trial.

Data from preclinical studies and any clinical trials that we may complete is subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. For example, preclinical and Phase 1 results are preliminary in nature and should not be viewed as predictive of ultimate success. It is possible that such results will not continue or may not be repeated in any clinical trial of our product candidates. For instance, our preclinical studies provide limited data and any clinical trials may not validate such results. Additionally, manufacturing can impact clinical outcomes. Ultimately, if we cannot manufacture our product candidates with consistent and reproducible product characteristics, our ability to develop and commercialize any product candidate would be significantly impacted.

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

We have submitted INDs to the FDA, and the FDA has cleared us to begin clinical trials for the treatment of AML, MDS and MF as well as the treatment of advanced solid tumors, specifically NSCLC and ovarian cancer, but there are no assurances regarding the acceptance of any amendments or future INDs, which may impact the timelines we expect. For example, we may experience manufacturing delays or other delays with future IND-enabling studies. Moreover, there can be no assurances that once trials begin, issues will not arise that suspend or terminate such clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs.

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

In particular, some of our clinical trials will look to enroll patients with characteristics which are found in a very small population. For example, our clinical trial for CER-1236 is enrolling patients with hematologic malignancies and dysplasias, including AML, MDS, and MF. Other companies are conducting clinical trials with their engineered T cell therapies in hematologic malignancies and seek to enroll patients in their studies that may otherwise be eligible for our clinical trials, which could lead to slow recruitment and delays in our clinical trials. In addition, since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which could further reduce the number of patients who are available for our clinical trials in these clinical trial sites.

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

We are focused initially on the development of treatments for cancers such as AML, and plan to eventually extend our treatments to other forms of cancer. Our internal projections of addressable patient populations that have the potential to benefit from treatment with our product candidates are based on estimates. If any of our estimates are inaccurate, the market opportunities for any of our product candidates could be significantly diminished and have an adverse material impact on our business.

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

As of December 31, 2025 and 2024, we had approximately $1.7 million and $3.3 million in cash and cash equivalents, respectively. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may also need to raise additional capital sooner than we currently anticipate if we choose to expand more rapidly than we presently plan. In any event, we will require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities.

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

As of April 14, 2026, the Company currently has outstanding: (i) 36,786,686 shares of Common Stock, (ii) 1,429 shares of Series A Preferred Stock with a stated value of approximately $1.4 million, convertible into shares of Common Stock at a conversion rate of the stated value thereof divided by a current effective conversion price of $0.05 per share; (iii) no shares of Series B Preferred Stock; (iv) 7 shares of Series C Preferred Stock with a stated value of $7,000, convertible into shares of Common Stock at a conversion rate of the stated value thereof divided by a conversion price of $0.05 per share; (v) Series A Warrants to purchase 306 shares of Common Stock at an exercise price of $2,780.00 per share; (vi) Series C Warrants to purchase 4,088 shares of Common Stock at an exercise price of $0.80 per share; (vii) December 2024 and January 2025 Common Warrants to purchase an aggregate of 12,396 shares of Common Stock at an exercise price ranging from $112.20 to $116.40 per share, (viii) February 2025 Common Warrants to purchase an aggregate of 127,551 shares of Common Stock at an exercise price of $39.20 per share, (ix) February 2025 Pre-Funded Warrants to purchase an aggregate of 10,787 shares of Common Stock at an exercise price of $0.002 per share, (x) Public Warrants and Private Placement Warrants to purchase an aggregate of 4,596 shares of Common Stock at an exercise price of $23,000.00 per share, (xi) 5,233 shares of Series D Preferred Stock with a stated value of approximately $5.2 million, convertible into shares of Common Stock at a conversion rate of the stated value thereof divided by a current effective conversion price of $0.05 per share, (xii) 3,816 shares of Series E Preferred Stock with a stated value of approximately $3.8 million, convertible into shares of Common Stock at a conversion rate of the stated value thereof divided by a current effective conversion price of $4.1625 per share and (xii) 50,000,000 shares of Common Stock issuable upon the conversion of the Convertible Notes issued to Keystone.

Although each of the conversion price of most of the Preferred Shares and the exercise prices of the December 2024 Common Warrants, January 2025 Common Warrants, Series A Warrants, Public and Private Placement Warrants, and February 2025 Common Warrants are at or above the trading price of our Common Stock as of the date of this Annual Report, if such trading price increases, such conversion prices and exercise prices will not change as a result thereof and could be below the trading price of our Common Stock as of the date of any future conversion or exercise thereof, resulting in dilution to our stockholders. In addition, the terms of the Series A Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock and the Series E Preferred Stock contain certain penalties and adjustments to the amount included in determination of the conversion rate following certain breaches of the Company’s obligations thereunder, including, among other things, as a result of a failure to file or cause the SEC to declare one or more registration statements relating to the resale of the shares of Common Stock issuable upon conversion thereof by specified deadlines, certain defaults under indebtedness of the Company or judgments against the Company and failure to deliver shares of Common Stock upon conversion in a timely manner. For example, the penalties and adjustments include a 25% premium added to the stated value for determining the conversion rate in connection with breaches other than the breach of the requirement to redeem the shares of Series A Preferred Stock by August 31, 2025, which resulted in a 50% premium, and the addition to the stated value of an amount equal to the value of the shares of Common Stock into which the Series A Preferred Stock would have been convertible if the conversion price were equal to 80% of the lowest volume weighted average price during the five trading days immediately prior to conversion. Such penalties and adjustments, which applied during the period when substantially all of the conversions since the Business Combination occurred as a result of a failure to file and cause the SEC to declare a registration statement with respect to the resale of the underlying shares in a timely manner, have resulted and may in the future result in the issuance of shares of Common Stock at an effective conversion price below the trading price of our Common Stock at the time of such conversion.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including staffing levels, government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund R&D activities is subject to the political process, which is inherently fluid and unpredictable, and any reduction in the size of the federal workforce, including through layoffs and severance packages offered to employees, may result in longer review times, including by the FDA or SEC. For example, in 2025, changes and cuts in FDA staffing have been reported as resulting in delays in the FDA’s responsiveness or in its ability to review IND submissions or marketing applications.

Disruptions and personnel turnover, as a result of leadership changes, staff reductions or otherwise, at the FDA and other government agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition to the potential reduction in staffing, a government shutdown could adversely affect the FDA review process. Over the last several years, including for a 43-day period that began on October 1, 2025, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

In addition, we utilize a lymphodepletion regimen, which generally includes fludarabine and cyclophosphamide, that may cause serious adverse events. For instance, because the regimen will cause a transient and sometimes prolonged immune suppression, patients will have an increased risk of infection, such as to COVID-19, that may be unable to be cleared by the patient and ultimately lead to other serious adverse events or death. Our lymphodepletion regimen has caused and may also cause prolonged cytopenia and aplastic anemia.

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

We have received fast track designation for CER-1236 for AML, and we may seek fast track designation for additional indications, or fast track designation, breakthrough therapy designation, regenerative medicine advanced therapy designation or priority review for one or more of our product candidates, but we might not receive such designation or priority review, and even for those that we do, such designation or priority review may not lead to a faster development or regulatory review or approval process, and does not assure FDA approval of our product candidates. Even if a product qualifies for such designation or priority review, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

We have received fast track designation for CER-1236 for AML, and we will seek fast track designation for CER-1236 for additional indications. We may further seek fast track, breakthrough therapy, and/or regenerative medicine advanced therapy designations or priority review for one or more of our product candidates.

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

The FDA can accelerate review and approval of products designated as regenerative medicine advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative medicine advanced therapy designation include early interactions with FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

If the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months.

Fast track designation, breakthrough therapy designation, regenerative medicine advanced therapy designation and priority review are within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for any such designation, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of such designation may expedite the development or approval process, but do not change the standards for approval. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

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

We may not be able to obtain orphan drug designation or orphan drug exclusivity for one or more of our product candidates, and even if we do, that exclusivity may not prevent the FDA from approving other competing products.

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

Obtaining orphan drug designation and orphan drug exclusivity for our product candidates may be important to our commercial strategy. For example, we have received orphan drug designation in the United States from the FDA for CER-1236 for the treatment of AML. We may in the future seek orphan drug designation for CER-1236 for additional indications, and we may in the future seek orphan drug designation for one or more of our other product candidates, but we may be unable to maintain orphan drug designation or obtain any benefits associated with orphan drug designation, including market exclusivity. If a competitor obtains orphan drug exclusivity for and approval of a product with the same indication as our product candidates before we do, and if the competitor’s product is the same drug or a similar medicinal product as ours, we could be excluded from the market. Even if we obtain orphan drug exclusivity after FDA approval, we may not be able to maintain it. For example, if a competitive product that is the same drug or a similar medicinal product as our product candidate is shown to be clinically superior to our product candidate, any orphan drug exclusivity we have obtained will not block the approval of such competitive product. In addition, orphan drug exclusivity will not prevent the approval of a product that is the same drug as our product candidates if the FDA finds that we cannot assure the availability of sufficient quantities of the drug to meet the needs of the persons with the disease or condition for which the drug was designated. If one or more of these events occur, it could have a material adverse effect on our company.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws and other similar laws. For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations, imposes requirements relating to the privacy, security and transmission of protected health information. Among other things, HITECH, through its implementing regulations, makes certain of HIPAA’s privacy and security standards directly applicable to business associates, defined as a person or organization, other than a member of a covered entity’s workforce, that creates, receives, maintains or transmits protected health information for or on behalf of a covered entity for a function or activity regulated by HIPAA as well as their covered subcontractors.

Even when HIPAA does not apply, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act (“FTCA”). The FTC’s current guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA security regulations, but this guidance may change in the future, resulting in increased complexity and the need to expend additional resources to ensure we are complying with the FTCA. The FTC has authority to initiate enforcement actions against entities that mislead customers about HIPAA compliance, make deceptive statements about privacy and data sharing in privacy policies, fail to limit third-party use of personal health information, fail to implement policies to protect personal health information or engage in other unfair practices that harm customers or that may violate Section 5(a) of the FTCA, and has brought enforcement actions against companies in the healthcare space in recent years. As a result of regulatory enforcement proceedings, we may be subject to related litigation, settlements or enforcement actions that could include monetary penalties and/or compliance requirements that impose significant and material costs, require us to make modifications to our data practices and our marketing programs, result in negative publicity, or have a negative impact on consumer demand for our products and services, or on our commercial or industry relationships. Even an unsuccessful challenge of our privacy practices by our consumers, regulatory authorities or other third parties could result in negative publicity and could require a costly response from and defense by us. Any of these events could adversely affect our ability to operate our business and our financial results.

In addition, the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act (“CPRA”), applies to personal information of consumers, business representatives, and employees, and creates individual privacy rights and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide disclosures to California consumers, affords California residents certain rights related to their personal data, including the right to opt-out of certain sales of personal data, and allow for a private cause of action for certain data breaches. The CCPA also created a new state regulatory agency to implement and enforce the law. Although there are limited exemptions for clinical trial data under the CCPA, as our business progresses, the CCPA may become applicable and significantly impact our business activities and exemplifies the vulnerability of our business to evolving regulatory environment related to personal data and protected health information. In addition, numerous other states have also passed comprehensive privacy laws, and similar laws are being considered in additional states, as well as at the federal and local levels. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely. Moreover, a number of other states have passed or proposed more limited privacy laws that focus on specific issues, including health, genetic and biometric information, such as Washington’s My Health My Data Act, which has a private right of action that further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, state laws such as the Texas Genomic Privacy Act and others focus specifically on genetic information. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

The federal government and several states have also taken steps to restrict data transactions involving countries outside the U.S. For example, the Department of Justice’s January 8, 2025 Rule on “Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern”, prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The rule also prohibits covered businesses from engaging in certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these laws and regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs or restrict our ability to use certain vendors, sites, investigators, or service providers in global clinical trials.

Like many companies, we may use artificial intelligence and machine learning (AI) technologies, including generative AI, to efficiently grow and manage our business. These technologies have increasingly been the focus of attention for lawmakers and regulators around the globe.

The use of new and evolving technologies, such as artificial intelligence (“AI”), in our offerings may result in spending material resources and presents risks and challenges that can impact our business including by posing security and other risks to our confidential information, proprietary information and personal information, and as a result we may be exposed to reputational harm and liability.

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

Likewise, in the U.S., over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the Trump Administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The U.S. Food and Drug Administration, for example, issued guidance on the use of artificial intelligence in medical devices, requiring detailed risk management and review processes to obtain approvals. If we develop or use AI systems governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, monitoring and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.

The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. In addition, the use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. Our vendors may in turn incorporate AI tools into their own offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. For more information, see the section entitled “Business – Healthcare Laws and Regulations – Healthcare Reform.”

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

Under current law, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited to 80% of taxable income. Federal net operating losses generated in taxable years ending before January 1, 2018 are available for twenty years from the period the loss was generated. It is uncertain if and to what extent various states will conform to federal tax laws. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have not yet completed a Section 382 or Section 383 analysis, and therefore, there can be no assurances that any previously experienced ownership changes have not materially limited our utilization of affected net operating loss carryforwards or other tax attributes. We may experience ownership changes in the future as a result of shifts in our stock ownership. We anticipate incurring significant additional net losses for the foreseeable future, and our ability to utilize net operating loss carryforwards associated with any such losses to offset future taxable income may be limited to the extent we incur future ownership changes. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could adversely affect our future cash flows.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the One Big Beautiful Bill Act (the “OBBBA”) was enacted on July 4, 2025 and made significant changes to U.S. federal tax law. Under Section 174 of the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for R&D performed outside the U.S. were be capitalized and amortized. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for R&D performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized Pursuant to the OBBBA’s transition rules, we elected to expense all unamortized domestic R&E costs previously capitalized between 2022 and 2024 in 2025. As we maintain a valuation allowance against our net deferred R&D tax assets, including NOLs, this election resulted in no change to tax expense for the year ended December 31, 2025. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expenses.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws, including, without limitation, the U.S. federal Anti-Kickback Statute and the U.S. federal False Claims Act, that may constrain the business or financial arrangements and relationships through which we sell, market and distribute any product candidates for which we obtain marketing approval. In addition, we may be subject to physician payment transparency laws and patient privacy and security regulation by the U.S. federal government and by the states and foreign jurisdictions in which we conduct our business. For more information, see the section entitled “Business – Healthcare Laws and Regulations.”

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

Presently, we have rights to certain intellectual property, under issued patents that we own, including U.S. Patent No. 11,708,423, U.S. Patent No. 12,291,557, U.S. Patent No. 12,303,551, EP Patent No. 3,519,441, EP Patent No. 3,688,032, and EP Patent No. 4,376,874, which relate to CER-1236, as well as additional patents which relate to certain other product candidates. U.S. Patent Application Number 16/646,530 was allowed and later issued on July 25, 2023 as U.S. Patent Number 11,708,423. This patent provides coverage over our CER-1236 product candidate and includes claims directed to a CER comprising, at least in part, a Tim-4 phosphatidylserine binding domain and a TLR signaling domain. Because additional product candidates may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, while we have patent rights directed to certain T cell constructs, we may not be able to obtain intellectual property rights to broader T cell or engineered T cell constructs.

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

We have filed (in each case, the share numbers set forth below have been adjusted for the Reverse Stock Splits):

●	a registration statement with the SEC for purposes of registering the resale from time to time of up to 105,000 Shares of Common Stock, which consists of (i) 104,318 shares of Common Stock under the November 2024 Keystone Purchase Agreement and (ii) 682 shares of Common Stock under the February 2024 Keystone Purchase Agreement;

●	a registration statement with the SEC for purposes of registering the resale from time to time of up to 13,310 Shares of Common Stock, which consists of (i) 12,500 Keystone Purchase Shares, (ii) 310 Keystone Commitment Shares, and (iii) 500 Arena Commitment Shares;

●	a registration statement with the SEC for purposes of registering (1) the resale from time to time of up to 17,887 shares of Common Stock, which consists of (i) 1,028 shares of Common Stock issued to certain selling securityholders for their portion of the merger consideration in connection with the consummation of the Business Combination in exchange for shares of common stock of Legacy CERo; (ii) 10,040 shares of Common Stock issuable upon the conversion of shares of our Series A Preferred Stock, purchased by certain investors pursuant to the First Securities Purchase Agreement; (iii) 626 shares of Common Stock issuable upon the conversion of shares of our Series B Preferred Stock, purchased by certain investors pursuant to the Second Securities Purchase Agreement; (iv) 1,586 shares of Common Stock initially issued to the Sponsor and distributed to its members in a distribution-in-kind immediately prior to the Business Combination; (v) 500 shares of Common Stock issued to the Sponsor, which are subject to forfeiture upon the vesting of the Tertiary Earnout Shares; (vi) 92 shares of Common Stock issued to investors other than the Sponsor in a private placement concurrently with the Initial Public Offering; (vii) 825 shares of our Common Stock issued to certain third-party vendors and service providers; (viii) 162 shares of Common Stock issuable upon the exercise of warrants to purchase shares of our Common Stock that were converted from Legacy CERo warrants in connection with the Business Combination; (ix) 306 shares of Common Stock issuable upon the exercise of warrants to purchase shares of our Common Stock sold to certain investors pursuant to the First Securities Purchase Agreement; (x) 2,500 shares of Common Stock issuable upon the exercise of warrants to purchase shares of our Series A Preferred Stock sold to certain investors pursuant to the First and Second Securities Purchase Agreement and conversion of the underlying shares of Series A Preferred Stock into Common Stock and (xi) 221 shares of Common Stock issuable upon the exercise of Private Placement Warrants to purchase shares of our Common Stock, at an exercise price of $23,000.00 per share, that were originally sold in a private placement concurrently with the Initial Public Offering; and (2) the issuance by us of up to 4,375 shares of Common Stock issuable upon the exercise of public warrants to purchase shares of our Common Stock, at an exercise price of $23,000.00 per share, that were originally issued in the Initial Public Offering;

●	a registration statement with the SEC for purposes of registering of the resale from time to time of up to 319,282 shares of Common Stock, which consists of (i) 28,835 shares of Common Stock issuable upon the conversion of shares of our Series A Preferred Stock purchased by certain investors pursuant to the First Securities Purchase Agreement; (ii) 4,591 shares of Common Stock issuable upon the conversion of shares of our Series B Preferred Stock purchased by certain investors pursuant to the Second Securities Purchase Agreement; (iii) 35,370 shares of Common Stock issued upon the conversion of shares of our Series A Preferred Stock and Series B Preferred Stock; (iv) 218,342 shares of Common Stock issuable upon the conversion of 300% of the number of outstanding shares of our Series C Preferred Stock purchased by certain investors pursuant to the Third Securities Purchase Agreement; (v) 125 shares of Common Stock issued to a stockholder in a reallocation of shares in connection with the consummation of the Business Combination; (vi) 4,088 shares of Common Stock issuable upon the exercise of warrants to purchase shares of our Common Stock, at an exercise price of $196.00 per share, which warrants were sold to certain investors pursuant to the Third Securities Purchase Agreement (the “Series C Warrants”); and (ii) 27,931 shares of Common Stock issuable upon the conversion of shares of Series A Preferred Stock resulting from the exercise of outstanding Preferred Warrants; and

●	a registration statement with the SEC for the purposes of registering the primary issuance by the Company of (i) 15,000 shares of Common Stock (ii) 127,551 new common warrants to purchase up to an aggregate of 127,551 shares of our Common Stock and an aggregate of 127,551 shares of our Common Stock issuable upon exercise of the common warrants and (ii) Pre-Funded Warrants to purchase up to 112,551 shares of Common Stock, in lieu of shares of Common Stock.

●	a registration statement with the SEC for the purposes of registering the resale from time to time of up to 12,500,000 shares of Keystone Purchase Shares;

●	a registration statement with the SEC for the purposes of registering the resale from time to time of up to 9,615,385 shares of Common Stock issuable upon the conversion of 300% of the number of outstanding shares of our Series D Preferred Stock purchased by certain investors pursuant to the Fourth Securities Purchase Agreement; and

●	a registration statement with the SEC for the purposes of registering the resale from time to time of up to 729,596,950 shares of Keystone Purchase Shares.

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

Holders of our Warrants will be less likely to exercise their Warrants if the exercise prices of their Warrants exceed the market price of our Common Stock. Our Warrants may continue to be out of the money prior to their expiration, and as such, the Warrants may expire worthless. As such, any cash proceeds that we may receive in relation to the exercise of the Warrants overlying shares of Common Stock will be dependent on the trading price of our Common Stock. There is no assurance that the holders of the Warrants will elect to exercise any or all of such Warrants. As of the date of this Annual Report, (i) all of the Private Placement Warrants and Public Warrants, which have an exercise price of $23,000.00 per share, (ii) December 2024 Common Warrants, which have an exercise price of $112.20 per share, (iii) January 2025 Common Warrants, which have an exercise price of $116.40 per share, (iv) February 2025 Common Warrants to purchase shares of Common Stock, at a current exercise price of $39.20 per share issued by the Company in a public offering on February 7, 2025, and (v) all of the Series A Common Warrants, which have a current exercise price of $2,780.00 per share, are “out of the money,” meaning the exercise price is higher than the market price of our Common Stock. Holders of such “out of the money” Warrants are not likely to exercise such Warrants. There can be no assurance that such Warrants will be in the money prior to their respective expiration dates, and therefore, we may not receive any cash proceeds from the exercise of such Warrants.

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

Recently there have been significant changes to U.S. trade policies, sanctions, legislation, treaties and tariffs, including, but not limited to, trade policies and tariffs affecting products from outside of the U.S. For example, in April 2025, the United States imposed “reciprocal” tariffs, which were broad tariffs on imports from virtually all countries, with particularly high tariffs on imports from China. The U.S. Supreme Court invalidated the reciprocal tariffs on February 20, 2026; however, President Trump has stated that he intends to use other authorities to maintain historically elevated tariffs. In response to higher U.S. tariffs, some countries have implemented retaliatory tariffs on U.S. goods, while others have negotiated agreements regarding U.S.-imposed tariffs. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any further trade restrictions, retaliatory trade measures and additional tariffs could result in higher input costs to our investigational candidates. We may not be able to fully mitigate the impact of these increased costs, which could adversely impact our business. While tariffs and other trade measures imposed by other countries on U.S. goods have not yet had a significant impact on our business or results of operations, we cannot predict further developments, and such existing or future tariffs could have a material adverse effect on our results of operations, financial position and cash flows.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various public company reporting requirements that are applicable to other public companies that are not emerging growth companies, including being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, not being required to have its internal control over financial reporting audited by our independent registered public accounting firm under Section 404 of the Sarbanes-Oxley Act (“Section 404”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until the last day of the fiscal year ending after the fifth anniversary of the consummation of our Initial Public Offering or until we are no longer an emerging growth company, whichever is earlier. We will cease to be an emerging growth company prior to the end of such five-year period if certain earlier events occur, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, our annual gross revenues equal or exceed $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period prior to such time. In particular, in this Annual Report, we have provided only two years of audited financial statements and have not included all of the executive compensation related information that would be required if it were not an emerging growth company, and it may elect to take advantage of other reduced reporting requirements in future filings. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock. The five-year period will end in October 2026, following which we will cease to be an “emerging growth company” and will not be able to take advantage of the certain exemptions available to emerging growth companies.

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

As a public company, we are subject to the reporting requirements of the Exchange Act and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses.

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

We have identified material weaknesses in our internal control over financial reporting. If our remediation of such material weaknesses is not effective, or if we identify additional material weaknesses in the future or otherwise fail to develop and maintain effective internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

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

In preparing each of our consolidated financial statements for the fiscal years ended December 31, 2025 and 2024, we identified material weaknesses in our system of internal financial and accounting controls and procedures, as defined in the SEC guidelines for public companies. The material weaknesses identified relate to our conclusion that due to a lack of sufficient and qualified resources, we lack effective processes and controls to ensure the accuracy and completeness of our consolidated financial statements, including processes for assessing and accounting for the impact of preferred stock conversions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. As a result of the material weaknesses identified in connection with the preparation of the accompanying consolidated financial statements, we were unable to file this Annual Report and file our Quarterly Report on Form 10-Q for the quarters ended June 30, 2025 and September 30, 2025 in a timely manner. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

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

Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our consolidated financial condition, results of operations or cash flows. If our financial statements are not accurate, investors may not have a complete understanding of our operations. If we do not file financial statements on a timely basis as required by the SEC, we could face severe consequences. If we are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Common Stock could decline, and we could be subject to sanctions or investigations by the Nasdaq, the SEC or other regulatory authorities. Moreover, responding to such investigations are likely to consume a significant amount of our management resources and cause us to incur significant legal and accounting expenses. Failure to remedy any material weakness in internal control over financial reporting, or to maintain effective control systems, could also restrict our future access to the capital markets. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

As a public reporting company, we are subject to filing deadlines for reports that we file pursuant to the Exchange Act, and our failure to timely file such reports may have material adverse consequences on our business.

Following the consummation of the Business Combination, we failed to timely file our Form 8-K with Form 10 information prior to the “staleness” date (as determined in accordance with the applicable rules and regulations of the SEC) applicable to the financial statements that were required by the applicable accounting requirements and other rules and regulations of the SEC to be included in such filing (including pro forma financial information); thus, we have not remained timely in our reporting requirements with the SEC since we became an SEC reporting company on February 14, 2024. Although we regained status as a current filer by filing a Form 8-K/A with current financial statements on April 1, 2024, we were unable to remain timely in our reporting requirements as a result of our failure to file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 by August 19, 2025, the extended deadline resulting from our filing of a notice on Form 12b-25 on August 15, 2025, as a result, we will not be eligible to file any new registration statement on Form S-3 and, following any requirement to amend any existing registration statement on Form S-3, including as a result of the updating of such registration statement pursuant to Section 10(a)(3) of the Securities Act upon the filing of our Annual Report on Form 10-K for the fiscal year ending December 31, 2025, we will not be eligible to use any existing registration statement on Form S-3, in each case, that would allow us to continuously incorporate by reference our SEC reports into the registration statement, or to use “shelf” registration statements to conduct offerings, until approximately one year from the date we regained (and maintain) status as a current and timely filer. Until such time, if we determine to pursue an offering, we would be required to conduct the offering on an exempt basis, such as in accordance with Rule 144A, or file a registration statement on Form S-1. Using a Form S-1 registration statement for a public offering would likely take significantly longer than using a registration statement on Form S-3 and increase our transaction costs, and could, to the extent we are not able to conduct offerings using alternative methods, adversely impact our liquidity, ability to raise capital or complete acquisitions in a timely manner. The use of Form S-1 would also prevent us from conducting offerings on a “shelf basis,” limiting our flexibility as to the terms, timing or manner of any such offering.

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

As of April 14, 2026, there were (i) Series A Warrants to purchase 306 shares of Common Stock at an exercise price of $2,780.00 per share; (ii) Series C Warrants to purchase 4,088 shares of Common Stock at an exercise price of $0.80 per share; (iii) December 2024 and January 2025 Common Warrants to purchase an aggregate of 12,396 shares of Common Stock at an exercise price ranging from $112.20 to $116.40 per share, (iv) February 2025 Common Warrants to purchase an aggregate of 127,551 shares of Common Stock at an exercise price of $39.20 per share, (v) Pre-Funded Warrants to purchase an aggregate of 10,787 shares of Common Stock at an exercise price of $0.002 per share, and (vi) Public Warrants and Private Placement Warrants to purchase an aggregate of 4,596 shares of Common Stock at an exercise price of $23,000.00 per share. To the extent such warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock, the impact of which increases as the value of our stock price increases.

Our Earnout Shares are accounted for as liabilities and the changes in value of such shares could have a material effect on, or cause volatility in, our financial results.

We evaluated the accounting treatment of our Earnout Shares subject to forfeiture if the applicable conditions to transferability thereof are not satisfied and determined to classify such shares as liabilities measured at fair value. The fair value of such shares is remeasured on a quarterly basis over the earn-out period with changes in the estimated fair value recorded in Other income (expenses) on the consolidated statement of operations. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Earnout Shares each reporting period and that the amount of such gains or losses could materially impact or cause volatility in our financial results.

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

We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition; however, like other companies in our industry, we and our third-party vendors have, from time to time, experienced threats and security incidents relating to our and our third-party vendors’ information systems. See Item 1A “Risk Factors” in this Annual Report for more information.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is traded on OTCQB and Public Warrants are traded on the OTCID under the symbols “CERO” and “CEROW,” respectively. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Stockholders

As of April 14, 2026, the numbers of record holders of our Common Stock and Public Warrants were 115 and 32, respectively, not including beneficial holders whose securities are held in street name.

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

Recent Sales of Unregistered Equity Securities

On February 9, 2026, we issued and sold a convertible promissory note for a purchase price of $750,000, having a principal face value of $937,500 (the “February 2026 Note”) to Keystone. Pursuant to the February 2026 Note, the Company may borrow, from time to time thereunder, up to a maximum aggregate amount not to exceed a sum of $1,000,000. The February 2026 Note bears interest at a rate of 10% per annum, matures on July 9, 2027, and is convertible into shares of our Common Stock.

On March 6, 2026, we issued and sold a convertible promissory note for a purchase price of $750,000, having a principal face value of $937,500 (the “March 2026 Note”) to the Lender. Pursuant to the March 2026 Note, we may borrow, from time to time thereunder, up to a maximum aggregate amount not to exceed a sum of $1,000,000. The March 2026 Note bears interest at a rate of 10% per annum, matures on August 6, 2027, and is convertible into shares of our Common Stock.

At any time after the issuance of the Convertible Notes, the Lender, at its option, is entitled to convert all or any lesser portion of the outstanding principal amounts and accrued but unpaid interest into Common Stock at a conversion price equal to the lesser of (i) $0.05 and (ii) 80% of the average of the 5 (five) lowest intraday trading prices during the 20 (twenty) days prior to the day that the Lender requests conversion, unless otherwise modified by mutual agreement between the parties, subject to certain adjustments and limitations, including a beneficial ownership limitation of 4.99%.

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

In addition, the holders of Predecessor common stock and Predecessor preferred stock have the contingent right to receive the Earnout Shares. At the Closing, the Company issued three pools of shares of Common Stock subject to forfeiture if the applicable conditions to transferability thereof are not satisfied: (i) 600 shares of Common Stock (giving retroactive effect to the Reverse Stock Splits), which will be fully vested upon the achievement of certain adjusted stock price-based earnout targets or upon entering into a change of control agreement, (ii) 438 shares of Common Stock (giving retroactive effect to the Reverse Stock Splits), pursuant to a Letter Agreement, dated as of February 14, 2024 which were fully vested at Closing of the Merger and which were issued as an offset to the Sponsor Share Forfeiture Agreement, and (iii) 500 shares of Common Stock (giving retroactive effect to the Reverse Stock Splits), which were fully vested upon the June 28, 2024 achievement of certain regulatory milestone-based earnout targets.

As consideration for the Merger, the Company issued to Predecessor stockholders an aggregate of 4,038 shares of Common Stock, including 1,100 Earnout Shares and 187 shares issuable upon exercise of rollover options or warrants (giving retroactive effect to the Reverse Stock Splits).

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital to fund its R&D activities and meet its obligations on a timely basis. As of December 31, 2025, the Company reported approximately $1.7 million of cash and cash equivalents, a working capital deficit of approximately $6.4 million, and an accumulated deficit of approximately $90.8 million. Additionally, during the year ended December 31, 2025, the Company used approximately $16.1 of net cash in operating activities.

During the year ended December 31, 2025, we received net proceeds from the sale of pre-funded warrants. exercise of the remaining Series A Preferred Warrants, the collection of stock subscriptions receivable and ELOC fundings. Furthermore, during the year ended December 31, 2025, we received net proceeds from the sales of Series D Preferred Stock of approximately $2.6 million and the sales of Series E Preferred Stock of approximately $1.9 million. Additional funds are necessary to maintain current operations and to continue R&D activities. However, there can be no assurance that sufficient funding will be available to allow the Company to successfully continue its R&D activities and planned regulatory filings with the FDA. If the Company is unable to obtain the necessary funds, significant reductions in spending and the delay or cancellation of planned activities may be necessary. These actions would have a material adverse effect on the Company’s business, results of operations, and prospects. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date the consolidated financial statements are issued. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Recent Developments

On February 9, 2026 and on March 6, 2026, we issued and sold Convertible Notes for an aggregate purchase price of $1,500,000 ($750,000 each), having an aggregate principal face value of $1,875,000 ($937,500 each) to Keystone. Pursuant to the Convertible Notes, we may borrow, from time to time thereunder, up to a maximum aggregate amount not to exceed a sum of $2,000,000. The Convertible Notes bear interest at a rate of 10% per annum, mature on July 9, 2027 and August 6, 2027, respectively, and are convertible into shares of our Common Stock. At any time after the issuance of the Convertible Notes, Keystone, at its option, is entitled to convert all or any lesser portion of the outstanding principal amounts and accrued but unpaid interest into Common Stock at a conversion price equal to the lesser of (i) $0.05 and (ii) 80% of the average of the five lowest intraday trading prices during the 20 days prior to the day that Keystone requests conversion, unless otherwise modified by mutual agreement between the parties, subject to certain adjustments and limitations, including a beneficial ownership limitation of 4.99%.

Corporate Developments

Reverse Stock Splits

At 12:01 a.m. Eastern time on January 8, 2025, we effected the Reverse Stock Split pursuant to which each 100 shares of our Common Stock outstanding immediately prior thereto was converted into 1 share of our Common Stock outstanding immediately thereafter.

At 12:01 a.m. Eastern time on June 13, 2025, we effected the Reverse Stock Split pursuant to which each 20 shares of our Common Stock outstanding immediately prior thereto was converted into 1 share of our Common Stock outstanding immediately thereafter.

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

Fifth PIPE Financing

On October 14, 2025, we entered into the Fifth Securities Purchase Agreement, pursuant to which we agreed to issue and sell up to 9,750 shares of Series E Preferred Stock for an aggregate purchase price of up to $7 million in one or more closings. On October 16, 2025, we and the requisite buyers party to the Fifth Securities Purchase Agreement entered into Amendment No. 1 to the Securities Purchase Agreement (the “SPA Amendment”) to add an additional Buyer (as defined in the Fifth Securities Purchase Agreement) and increase the size of the Initial Closing (as defined in the Fifth Securities Purchase Agreement) by $500,000 to an aggregate of approximately $2.25 million of gross proceeds and reduce the size of the Additional Closings (as defined in the Fifth Securities Purchase Agreement) by an offsetting amount. There was no change to the aggregate amount of up to $7 million of proceeds to be funded pursuant to the Fifth Securities Purchase Agreement upon consummation of all of the Closings (as defined in the Fifth Securities Purchase Agreement) provided for therein. On October 16, 2025, pursuant to the Fifth Securities Purchase Agreement, we issued and sold, and the PIPE Investors purchased 3,816 shares of the Series E Preferred Stock for aggregate net proceeds of approximately $1.93 million, paid in cash. Each Additional Closing under the Fifth Securities Purchase Agreement is subject to a mutual option of the Company and certain PIPE Investors and satisfaction of customary closing conditions. The Fifth Securities Purchase Agreement includes the consent of the holders of the Company’s outstanding Series C and Series D convertible preferred stock to the issuance of the Series E Preferred Stock pari passu therewith, in consideration for the reduction of the conversion price for the Company’s outstanding Series C and Series D convertible preferred stock to $1.76, effective as of the date of the Fifth Securities Purchase Agreement.

November 2025 ELOC Transaction

On November 26, 2025, the Company entered into an agreement to issue and sell 729,596,950 shares of Common Stock under the November 2025 Keystone Purchase Agreement. As the November 2025 Keystone Purchase Agreement constitutes a continuation of the equity line program commenced under the February 2024 Purchase Agreement, the Commitment Shares issued to the Investor pursuant to the February 2024 Purchase Agreement shall satisfy in full the Company’s obligation to deliver any additional shares of Common Stock to the Investor as consideration for entering into the November 2025 Keystone Purchase Agreement.

Nasdaq Notices of Non-compliance and Nasdaq Panel Decision

As previously disclosed, on January 17, 2025, the Company received a letter setting forth the determination of a panel convened by Nasdaq (the “Nasdaq Panel”) granting the Company’s request for an extension (the “Extension”) to regain compliance with certain continued listing requirements of the Nasdaq Stock Market until April 22, 2025. The Company presented its plan (the “Plan”) for regaining compliance with such requirements at a hearing conducted on December 17, 2024. The Company’s Plan included completion of a reverse stock split, which occurred on January 8, 2025, and transferring the listing of its securities to the Nasdaq Capital Market, which was completed on February 12, 2025, and certain other conditions, including the satisfaction of the $2.5 million minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market.

In addition, as previously disclosed, from November 2024 through December 31, 2025, the Company raised approximately $6.2 million of net proceeds from its equity line of credit, and an additional approximately $4.2 million of net proceeds from its public offering of shares of Common Stock, pre-funded warrants and warrants to purchase shares of Common Stock that closed on February 7, 2025 (the “February 2025 Offering”). As a result of such capital raising activities and the proceeds of the Private Placement received on the First Closing Date, as well as successful negotiations with certain service providers to reduce outstanding balances payable, the Company received a notification letter from Nasdaq on May 7, 2025, stating that the Company had regained compliance with the Nasdaq continued listing standard under Nasdaq Listing Rule 5550(b)(1), which requires, among other things, that the Company maintain at least $2.5 million in stockholders’ equity.

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

On August 28, 2025, we received a letter from the staff at the Nasdaq Listing Qualifications department notifying us that such staff had determined that we do not comply with the Stockholders’ Equity Requirement. We previously had been out of compliance with Nasdaq continued listing requirements until, on May 7, 2025, we received a determination of the October 2025 Panel that we had regained compliance with such requirements. Accordingly, pursuant to Nasdaq Rule 5815(d)(4)(B), we are subject to a mandatory hearings panel monitor until one year after regaining compliance with such requirements. As a result, Nasdaq staff lack the discretion to grant us a cure period for demonstrating regaining compliance with the Stockholders’ Equity Requirement. The Nasdaq staff indicated that our securities would be suspended from trading on Nasdaq and delisted on September 8, 2025, subject to our right to appeal described below.

On September 3, 2025, we requested a hearing to appeal such determination before the October 2025 Panel. The hearing request stayed the suspension of the trading of our Common Stock and delisting thereof pending such hearing or any extension provided by the October 2025 Panel. The hearing was held on October 14, 2025.

On October 29, 2025, we received the determination of the October 2025 Panel to deny our request to continue the listing of our shares of Common Stock on Nasdaq and that the trading in our securities would be suspended at the open of trading on October 31, 2025. The Company’s shares of Common Stock commenced trading on OTCQB as of December 2, 2025. On January 29, 2026, after considering the written record in this matter, the Nasdaq Listing and Hearing Review Council issued its decision affirming the Panel’s decision to delist the Company’s securities from Nasdaq.

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

Results of Operations for the years ended December 31, 2025 and 2024

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

	For the Years Ended December 31,
	2025	2024
	(Successor)	(Pro forma) (Predecessor and Successor)	Difference	Percentage Change
Operating expenses:
Research and development	$10,381,944	$7,079,744	$3,302,200	46.6%
General and administrative	8,081,205	9,118,292	(1,037,087)	(11.4)%
Total operating expenses	18,463,149	16,198,036	2,265,113	14.0%
Loss from operations	(18,463,149)	(16,198,036)	(2,265,113)	14.0%

Other income (expenses):
Gain from settlement of liabilities with vendor	-	3,339,223	3,339,223	100.0%
Other income (expenses)	242	(672,378)	(672,620)	100.0%
Change in fair value of derivative liabilities and earnout liabilities	-	5,200,117	5,200,117	(100.0)%
Share-based inducement expenses	(863,550)	-	(863,550)	(100.0)%
Write off of deferred offering costs	(605,419)	-	(605,419)	(100.0)%
Interest income, net	11,614	26,651	(15,037)	(56.4)%
Total other income (expenses), net	(1,457,113)	7,893,613	(9,350,726)	(118.5)%
Net loss	(19,920,262)	(8,304,423)	(11,615,839)	139.9%
Deemed dividend on Series A, B and C Preferred Stock	(28,489,245)	(2,784,839)	(25,981,245)	1,035.9%
Deemed dividend on Series D Preferred Stock	(39,869,725)	-	(39,869,725)	(100.0)%
Deemed dividend on Series E Preferred Stock	(7,163,308)	-	(7,163,308)	(100.0)%
Deemed dividend related to Series C Common Warrants	(84,083)	-	(84,083)	(100.0)%
Net loss attributable to common stockholders	$(95,526,623)	$(11,089,262)	$(84,437,361)	762.4%

Research and Development Expenses

Research and development expenses were $10.4 million for the year ended December 31, 2025, compared to $7.1 million for the year ended December 31, 2024, reflecting an increase of $3.3 million. The increase was related to increased R&D activity as the Company prepared and filed the IND for CER-1236, prepared for the clinical trial initiation, and conducted additional experiments in response to the FDA questions related to the IND. Clinical expenses increased $3.2 million, and scientific consulting expenses increased $0.9 million in the year ended December 31, 2025, due to activities related to preparation of the IND and responses to questions from the FDA, and the continuation of the clinical trial for CER-1236.

The Company anticipates that its R&D expenses will significantly increase in the future as the Company increases headcount, compensation expense, and contracted services for preclinical and clinical development of its product candidates, as well as for manufacturing of clinical product to be used in clinical development.

General and Administrative Expenses

General and administrative expenses were $8.1 million for the year ended December 31, 2025, compared to $9.1 million for the year ended December 31, 2024, reflecting a decrease of $1.0 million. The decrease in the year ended December 31, 2025 over the year ended December 31, 2024 was partially due to a decrease of $1.8 million in expense consisting of the remaining underwriting fees from the PBAX initial public offering, which were earned on the consummation of the business combination in 2024. Additionally, legal and other professional fees decreased $0.5 million in the year ended December 31, 2025, versus the year ended December 31, 2024. These decreases were offset by the following increases in general and administrative expense in 2025 versus 2024: (i) the hiring of senior management in G&A resulted in an increase of $1.1 million, (ii) expenses related to services required for SEC compliance, such as printing and transfer agency fees, increased $0.2 million; and (iii) public relations and communications expenses increased $0.2 million in the year ended December 31, 2025, compared to the year ended December 31, 2024.

Other Income (Expenses), Net

Other expenses, net was $(1.5) million for the year ended December 31, 2025, compared to other income, net of $7.9 million for the year ended December 31, 2024, reflecting a negative change of $9.4 million. The negative change in 2025 as compared to 2024 was primarily due to the recording of a $4.9 million gain from the change in value of the Company’s earnout liability and the $0.3 million gain recorded for the change in value of the Predecessor’s preferred stock warrant liability in the year ended December 31, 2024 as compared to $0 in the year ended December 31, 2025. Additionally, settlement of vendor liabilities in 2024 resulted in a $3.3 million increase in other income in 2024. In 2024, we recorded other expenses attributable to registration and other penalties of $0.6 million as compared to $0 during the year ended December 31, 2025. During the year ended December 31, 2025, we recorded a write-off of deferred offering costs of $0.6 million and recorded an inducement expense of $0.9 million compared to $0 in the year ended December 31, 2024.

Net loss and net loss attributable to common stockholders

For the years ended December 31, 2025 and 2024, net loss amounted to $19.9 million and $8.3 million, respectively, an increase of $11.6 million, or 140.0%. During 2025, in connection with our Series A, Series B, Series C, Series D and Series E preferred stock conversions and the lowering of conversion prices, the redemption of Series C Preferred Stock at a premium and the lowering of the Series C Common Warrant exercise price, we recorded a deemed dividend of $75.6 million. Accordingly, for the years ended December 31, 2025, net loss attributable to common stockholders amounted to $95.5 million, or $(22.58) per common share. During 2024, in connection with our Series A and Series B preferred stock conversions and the repricing of Series A Warrants, we recorded a deemed dividend of $2.8 million. Accordingly, for the year ended December 31, 2024, net loss attributable to common stockholders amounted to $11.1 million, or $(1,571.00) per common share.

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

The Company, therefore, anticipates that substantial additional funding will be needed in connection with its continuing operations. As of December 31, 2025, the Company had approximately $1.7 million in cash, restricted cash, and cash equivalents, a working capital deficit of approximately $6.4 million, and an accumulated deficit of approximately $90.8 million. Additionally, during the year ended December 31, 2025, the Company used approximately $16.2 of net cash in operating activities. The Company intends to devote most of the available cash to the preclinical and clinical development of its product candidates and public company compliance costs. Based on current business plans, the Company believes that the cash available as of December 31, 2025 will not fund its operations and capital requirements for 12 months after the filing of these financial statements for the year ended December 31, 2025. The Company has arranged two equity lines of credit, one providing for the sale of up to 25,000,000 newly issued shares of Common Stock and the other providing for the purchase of up to $17.5 million of Common Stock on the satisfaction of certain conditions. The Company has no guarantee that the conditions will be satisfied to require the purchase of all, or any additional amount, of the ELOC funds. During the year ended December 31, 2025, we received net proceeds from the sale of pre-funded warrants, exercise of the remaining Series A Preferred Warrants, the collection of stock subscriptions receivable and ELOC fundings. Furthermore, during the year ended December 31, 2025, we received net proceeds from the sales of Series D Preferred Stock of approximately $2.6 million and the sales of Series E Preferred Stock of approximately $1.9 million. Additional funds are necessary to maintain current operations and to continue R&D activities. However, there can be no assurance that sufficient funding will be available to allow the Company to successfully continue its R&D activities and planned regulatory filings with the FDA. If the Company is unable to obtain the necessary funds, significant reductions in spending and the delay or cancellation of planned activities may be necessary. These actions would have a material adverse effect on the Company’s business, results of operations, and prospects. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements are issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

On October 14, 2025, we entered into the Fifth Securities Purchase Agreement, pursuant to which we agree to issue and sell up to 9,750 shares of Series E Preferred Stock for an aggregate purchase price of up to $7 million in one or more closings. On October 16, 2025, we and the requisite buyers party to the Fifth Securities Purchase Agreement entered into Amendment No. 1 to the Securities Purchase Agreement (the “SPA Amendment”) to add an additional Buyer (as defined in the Fifth Securities Purchase Agreement) and increase the size of the Initial Closing (as defined in the Fifth Securities Purchase Agreement) by $500,000 to an aggregate of approximately $2.25 million of gross proceeds and reduce the size of the Additional Closings (as defined in the Fifth Securities Purchase Agreement) by an offsetting amount. There was no change to the aggregate amount of up to $7 million of proceeds to be funded pursuant to the Fifth Securities Purchase Agreement upon consummation of all of the Closings (as defined in the Fifth Securities Purchase Agreement) provided for therein. On October 16, 2025, pursuant to the Fifth Securities Purchase Agreement, we issued and sold, and the PIPE Investors purchased 3,816 shares of the Series E Preferred Stock for aggregate net proceeds of approximately $1.93 million, paid in cash.

On February 9, 2026, the Company issued and sold the February 2026 Note for a purchase price of $750,000, having a principal face value of $937,500 to Keystone, pursuant to which, the Company may borrow, from time to time thereunder, up to a maximum aggregate amount not to exceed a sum of $1,000,000. The February 2026 Note bears interest at a rate of 10% per annum, matures on July 9, 2027, and is convertible into shares of the Company’s Common Stock. On March 6, 2026, the Company issued and sold the March 2026 Note for a purchase price of $750,000, having a principal face value of $937,500 to Keystone, pursuant to which, the Company may borrow, from time to time thereunder, up to a maximum aggregate amount not to exceed a sum of $1,000,000. The March 2026 Note bears interest at a rate of 10% per annum, matures on August 6, 2027, and is convertible into shares of the Company’s Common Stock. At any time after the issuance of the February 2026 Note and March 2026 Note, Keystone, at its option, is entitled to convert all or any lesser portion of the outstanding principal amounts and accrued but unpaid interest into Common Stock at a conversion price equal to the lesser of (i) $0.05 and (ii) 80% of the average of the 5 (five) lowest intraday trading prices during the 20 (twenty) days prior to the day that the Lender requests conversion, unless otherwise modified by mutual agreement between the parties, subject to certain adjustments and limitations, including a beneficial ownership limitation of 4.99%.

Any estimate as to how long the Company expects the net proceeds from the ELOC and Series E Preferred Stock funding may fund the Company’s operations is based on assumptions that may prove to be wrong, and the Company could use its available capital resources sooner than its current expectations. On October 31, 2025, the Common Stock ceased trading on Nasdaq as a result of the Panel’s delisting determination. The OTC Markets are expected to be less liquid markets for the Common Stock. Such lack of liquidity may make it more difficult for us to raise capital. Changing circumstances, some of which may be beyond the Company’s control, could result in less cash and cash equivalents available to fund operations or cause the Company to consume capital significantly faster than currently anticipated, and the Company may need to seek additional funds from additional sources sooner than planned.

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

Cash Flows

	For the Years Ended December 31,
	2025	2024
	(Successor)	(Pro forma, Predecessor and Successor)	Difference

Net cash used in operating activities	$(16,080,250)	$(12,915,969)	$(3,269,700)
Net cash provided by investing activities	500,000	-	500,000
Net cash provided by financing activities:	13,915,570	13,727,634	293,355
Net increase (decrease) in cash and cash equivalents	$(1,664,680)	$811,665	$(2,476,345)

Net cash used in operating activities

Net cash used in operating activities for the year ended December 31, 2025 primarily reflected a net loss of $19,920,000, adjusted for the reconciliation of non-cash items such as depreciation expense of $282,000, stock-based compensation of $1,096,000, stock-based inducement expense of $864,000, write off of deferred offering costs of $605,000, and amortization of right-of-use asset of $804,000, and changes in operating asset and liabilities primarily consisting of an increase in prepaid expenses and other current assets of $797,000, an increase in accounts payable of $1,930,000, a decrease in accrued liabilities of $406,000, an increase in insurance financing liability of $338,000, and a decrease in operating lease liabilities of $876,000.

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

Net cash provided by investing activities

Net cash provided by investing activities for the year ended December 31, 2025 amounted to $500,000 as compared to $0 for the year ended December 31, 2024. During the year ended December 31, 2025, we received $500,000 from the sale of equity securities.

We did not have any investing activities during the year ended December 31, 2024.

Net cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2025 amounted to $13.9 million as compared to $13.7 million for the year ended December 31, 2024.

During the year ended December 31, 2025, net cash provided by financing activities of $14,020,000 was primarily attributable to the receipt of net proceeds of $500,000 from the exercise of Series A Preferred Warrants, net proceeds of $5,156,000 from the sale of Common Stock under the ELOC and collection of stock subscription receivables, net proceeds of $2,561,000 from the sale of Series D Preferred Stock, net proceeds of $1,926,000 from the sale of Series E Preferred Stock and net proceeds from sale of Common Stock and pre-funded warrants of $4,273,000, offset by the cash redemption of Series C Preferred Stock of $395,000 and the payment of offering costs of $105,000.

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

Critical Accounting Estimates

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

Recent Accounting Standards

See the section titled in Note 2 to the Company’s consolidated financial statements for the year ended December 31, 2025, appearing elsewhere herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements for the year ended December 31, 2025, together with the reports of our independent registered public accounting firm, appear beginning on page F-1 of this Annual Report.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in internal control over financial reporting as described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2025.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management concluded that our internal control over financial reporting was not effective as of December 31, 2025 as a result of the material weakness in internal control over financial reporting as described below.

Our certifying officers concluded that the Company lacks effective processes and controls to ensure the accuracy and completeness of its financial statements due to the lack of sufficient and qualified resources. This includes lack of segregation of duties and monitoring controls. This material weakness led to the Company consistently failing to meet contractual deadlines for filing its financial statements. In order to remediate the material weakness, the Company plans to hire additional qualified accounting personnel when the Company has the financial resources to support such expenses, as well as engage consultants and purchase software licenses, if, and to the extent, that the Company has sufficient financial resources for such additional expenses.

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

Item 9B. Other Information.

Rule 10b5-1 Plan or non-Rule 10b5-1 Trading Arrangements

During the three-month period ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2025.

We post our Code of Business Conduct and Ethics, which applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, in the “Governance” sub-section of the “Investor Relations” section of our corporate website at www.cero.bio/investors. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions, or any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2025.

Item 14. Principal Accountant Fees and Services.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2025.

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

Exhibit No.	Description

2.1	Business Combination Agreement, dated as of June 4, 2023, by and among Phoenix Biotech Acquisition Corp., PBCE Merger Sub, Inc. and CERo Therapeutics, Inc., as amended (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Phoenix Biotech Acquisition Corp. with the Securities and Exchange Commission on June 5, 2023).

2.2	Amendment No. 1 to the Business Combination Agreement, dated as of February 5, 2024, by and among Phoenix Biotech Acquisition Corp., PBCE Merger Sub, Inc. and CERo Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Phoenix Biotech Acquisition Corp. with the Securities and Exchange Commission on February 6, 2024).

2.3	Amendment No. 2 to the Business Combination Agreement, dated as of February 13, 2024, by and among Phoenix Biotech Acquisition Corp., PBCE Merger Sub, Inc. and CERo Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Phoenix Biotech Acquisition Corp. with the Securities and Exchange Commission on February 13, 2024).

3.1	Second Amended and Restated Certificate of Incorporation of CERo Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

3.2	Second Amended and Restated Bylaws of CERo Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

3.3	Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

3.4	Certificate of Correction to Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

3.5	Second Certificate of Correction to Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

3.6	Certificate of Designation of Preferences, Rights and Limitations of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.6 to the Annual Report on Form 10-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 2, 2024).

3.7	Certificate of Designation of Preferences, Rights and Limitations of the Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on October 2, 2024).

3.8†	Certificate of Designation of Preferences, Rights and Limitations of the Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 25, 2025).

3.9	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of CERo Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on June 11, 2025).

3.10†	Certificate of Designation of Preferences, Rights and Limitations of the Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on October 14, 2025).

4.1	Warrant Agreement, by and between Phoenix Biotech Acquisition Corp. and Continental Stock Transfer & Trust Company, dated October 5, 2021 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed by Phoenix Biotech Acquisition Corp. with the Securities and Exchange Commission on September 13, 2021).

4.2	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

4.3	Form of Preferred Warrant (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on September 25, 2024).

4.5*	Description of Securities.

4.6	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 6, 2025).

4.7	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on January 21, 2025).

4.8	Form of Note (February 2026) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 13, 2026).

10.1+	CERo Therapeutics, Inc. 2016 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4/A filed by Phoenix Biotech Acquisition Corp. with the Securities and Exchange Commission on June 7, 2023).

10.2+	CERo Therapeutics Holdings, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

10.3+	First Amendment to the CERo Therapeutics Holdings, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 filed by CERo Therapeutics Holdings, Inc. with the Securities Exchange Commission on December 9, 2024).

10.4+	Second Amendment to the CERo Therapeutics Holdings, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.5 to the Registration Statement on Form S-8 filed by CERo Therapeutics Holdings, Inc. with the Securities Exchange Commission on December 9, 2024).

10.5+	Third Amendment to the CERo Therapeutics Holdings, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on May 29, 2025).

10.6+	Fourth Amendment to the CERo Therapeutics Holdings, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on December 19, 2025).

10.7+	CERo Therapeutics Holdings, Inc. 2024 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

10.8	Form of Indemnification Agreement, by and between Phoenix Biotech Acquisition Corp. and each of its directors and executive officers (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4/A filed by Phoenix Biotech Acquisition Corp. with the Securities and Exchange Commission on December 18, 2023).

10.9	Investor Rights and Lock-Up Agreement, dated February 14, 2024, by and between Phoenix Biotech Acquisition Corp. and the parties named therein (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

10.10	Amended and Restated Securities Purchase Agreement, dated as of February 14, 2024, by and between Phoenix Biotech Acquisition Corp., CERo Therapeutics, Inc. and the investors named therein (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

10.11	Registration Rights Agreement, dated as of February 14, 2024, by and between Phoenix Biotech Acquisition Corp., CERo Therapeutics, Inc. and the investors named therein (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

10.12	Common Stock Purchase Agreement, dated as of February 14, 2024, by and between CERo Therapeutics Holdings, Inc. and Keystone Capital Partners, LLC (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

10.13	Registration Rights Agreement, dated as of February 14, 2024, by and between CERo Therapeutics Holdings, Inc. and the Lead Investor (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

10.14	Form of Share Reallocation Agreement, dated as of February 14, 2024, by and among Phoenix Biotech Acquisition Corp., Phoenix Biotech Sponsor, LLC and the parties named therein (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

10.15	Letter Agreement, dated as of February 14, 2024, by and between Phoenix Biotech Sponsor, LLC and CERo Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

10.16	Side Letter, dated as of February 14, 2024, by and between Phoenix Biotech Acquisition Corp. and the Lead Investor (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

10.17	Securities Purchase Agreement, dated as of March 29, 2024, by and between CERo Therapeutics Holdings, Inc. and the investors named therein (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 2, 2024).

10.18	Registration Rights Agreement, dated as of March 29, 2024, by and between CERo Therapeutics Holdings, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 2, 2024).

10.19+	Consulting Agreement, dated September 30, 2024, by and between the Company and Kristen Pierce (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on October 2, 2024).

10.20+	Consulting Agreement, dated September 30, 2024, by and between the Company and Andrew Kucharchuk (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on October 2, 2024).

10.21+	Consulting Agreement, dated September 30, 2024, by and between the Company and Brian G. Atwood (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on October 2, 2024).

10.22+	Consulting Agreement, dated September 30, 2024, by and between the Company and Chris Ehrlich (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on October 2, 2024).

10.23+	Employment Agreement by and between CERo Therapeutics Holdings, Inc., and Chris Ehrlich, dated May 30, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on June 2, 2025).

10.24+	Employment Agreement by and between CERo Therapeutics Holdings, Inc., and Andrew Albert Kucharchuk, dated May 30, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on June 2, 2025).

10.25	Securities Purchase Agreement, dated as of September 25, 2024, by and between CERo Therapeutics Holdings, Inc. and the investors named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on September 25, 2024).

10.26	Registration Rights Agreement, dated as of September 26, 2024, by and between CERo Therapeutics Holdings, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on September 25, 2024).

10.27	Consent and Waiver Agreement, dated as of September 26, 2024, by and between CERo Therapeutics Holdings, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on September 25, 2024).

10.28	Common Stock Purchase Agreement, dated as of November 8, 2024, by and between CERo Therapeutics Holdings, Inc. and Keystone Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on November 12, 2024).

10.29	Registration Rights Agreement, dated as of November 8, 2024, by and between CERo Therapeutics Holdings, Inc. and Keystone Capital Partners, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on November 12, 2024).

10.30	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 6, 2025).

10.31	Placement Agency Agreement, dated February 5, 2025, by and between CERo Therapeutics Holdings, Inc., and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 6, 2025).

10.32^ †	Securities Purchase Agreement, dated as of April 21, 2025, by and between CERo Therapeutics Holdings, Inc. and the investors named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 22, 2025).

10.33^	Form of Registration Rights Agreement by and between CERo Therapeutics Holdings, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 22, 2025).

10.34	Form of Consent Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 22, 2025).

10.35	Form of Amendment to the Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on June 30, 2025).

10.36	Common Stock Purchase Agreement, dated as of July 11, 2025, by and between CERo Therapeutics Holdings, Inc. and Keystone Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on July 14, 2025).

10.37	Registration Rights Agreement, dated as of July 11, 2025, by and between CERo Therapeutics Holdings, Inc. and Keystone Capital Partners, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on July 14, 2025).

10.38^†	Securities Purchase Agreement, by and between CERo Therapeutics Holdings, Inc. and the investors signatory thereto, dated as of October 14, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on October 14, 2025).

10.39^	Form of Registration Rights Agreement by and between CERo Therapeutics Holdings, Inc. and the investors signatory thereto, dated as of October 14, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on October 14, 2025).

10.40†	Amendment No. 1 to Securities Purchase Agreement, by and among CERo Therapeutics Holdings, Inc. and the investors signatory thereto, dated as of October 16, 2025 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on November 19, 2025).

10.47	Form of Amendment and Limited Waiver Agreement, by and among CERo Therapeutics Holdings, Inc. and the holders signatory thereto, dated as of August 13, 2025 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on November 19, 2025).

10.42	Common Stock Purchase Agreement, dated as of November 26, 2025, by and between CERo Therapeutics Holdings, Inc. and Keystone Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on December 2, 2025).

10.43	Registration Rights Agreement, dated as of November 26, 2025, by and between CERo Therapeutics Holdings, Inc. and Keystone Capital Partners, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on December 2, 2025).

19.1	CERo Therapeutics Holdings Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 2, 2024).

21.1	List of subsidiaries of CERo Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 2, 2024).

23.1*	Consent of Wolf & Company, P.C., the registrant’s former independent registered public accounting firm.

23.2*	Consent of Salberg & Company, P.A., the registrant’s independent registered public accounting firm.

24.1*	Power of Attorney (included on signature page).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2022.

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2022.

97.1	CERo Therapeutics Holdings Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 2, 2024).

101.INS	Inline XBRL Instance Document (embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
+	Indicates management contract or compensatory plan.
#	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this report and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CERO THERAPEUTICS HOLDINGS, INC.

Date: April 15, 2026	By:	/s/ Chris Ehrlich
Chris Ehrlich
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 15, 2026	By:	/s/ Andrew Kucharchuk
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

Name	Title	Date

/s/ Chris Ehrlich	Chairman and Chief Executive Officer and Director	April 15, 2026
Chris Ehrlich	(Principal Executive Officer)

/s/ Andrew Kucharchuk	Chief Financial Officer	April 15, 2026
Andrew Kucharchuk	(Principal Financial and Accounting Officer)

/s/ Brian Atwood	Director	April 15, 2026
Brian Atwood

/s/ Michael Byrnes	Director	April 15, 2026
Michael Byrnes

/s/ Kathleen LaPorte	Director	April 15, 2026
Kathleen LaPorte

/s/ Shami Patel	Director	April 15, 2026
Shami Patel

/s/ Lindsey Rolfe	Director	April 15, 2026
Lindsey Rolfe

/s/ Eric Francois	Director	April 15, 2026
Eric Francois

CERO THERAPEUTICS HOLDINGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 106)	F-2

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 392)	F-3

Financial Statements:

Consolidated Balance Sheets as of December 31, 2025 and 2024	F-4

Consolidated Statements of Operations – For the Year Ended December 31, 2025, for the Period from February 14, 2024 through December 31, 2024 (Successor) and for the Period from January 1, 2024 through February 13, 2024 (Predecessor)	F-5

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit - For the Year Ended December 31, 2025, for the Period from February 14, 2024 through December 31, 2024 (Successor) and for the Period from January 1, 2024 through February 13, 2024 (Predecessor)	F-6

Consolidated Statements of Cash Flows – For the Year Ended December 31, 2025, for the Period from February 14, 2024 through December 31, 2024 (Successor) and for the Period from January 1, 2024 through February 13, 2024 (Predecessor)	F-7

Notes to Consolidated Financial Statements	F-8 to F-40

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

CERo Therapeutics Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CERo Therapeutics Holdings, Inc. and subsidiary (the “Company”) as of December 31, 2025, the related consolidated statements of operations, convertible preferred stock and stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, during the year ended December 31, 2025 the Company has no revenues, has a net loss of $19.9 million and used cash in operations of $16.1 million. The Company also had an accumulated deficit, stockholders’ deficit and working capital deficit as of December 31, 2025 of $90.8 million, $5.4 million and $6.4 million, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2026.

Boca Raton, Florida

April 15, 2026

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7326

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CERo Therapeutics Holdings, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CERo Therapeutics Holdings, Inc. (the Company) as of December 31, 2024  (Successor), the related statement of operations, convertible preferred stock and stockholders’ deficit, and cash flows for the periods from January 1, 2024 through February 13, 2024 (Predecessor), and February 14, 2024 through December 31, 2024 (Successor), and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 (Successor), and the results of its operations and its cash flows for the periods from January 1, 2024 through February 13, 2024 (Predecessor) and February 14, 2024 through December 31, 2024 (Successor), in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net losses since its inception, has negative cash flows from operations and will need additional funding to complete planned development efforts. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Wolf & Company, P.C.

We have served as the Company’s auditor from 2024 to February 11, 2026.

Boston, MA

April 15, 2025, except for the reverse stock split effected June 13, 2025 in Note 1 as to which the date is July 21, 2025

CERO THERAPEUTICS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024

ASSETS

Current assets:
Cash, restricted cash, and cash equivalents	$1,662,380	$3,327,060
Prepaid expenses and other current assets	1,071,900	274,749
Deferred offering costs	-	112,232
Total current assets	2,734,280	3,714,041

Deferred offering costs, net of current portion	-	500,000
Operating lease right-of-use assets	660,706	1,464,367
Property and equipment, net	246,148	528,521
Total assets	$3,641,134	$6,206,929

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$7,580,899	$4,507,318
Accrued liabilities	363,811	1,913,175
Insurance payable	338,279	-
Operating lease liability	699,107	876,392
Earnout liability	20,000	20,000
Deemed dividend – common stock liability, 692 shares	85,500	85,500
Total current liabilities	9,087,596	7,402,385

Operating lease liability, net of current portion	-	699,107
Total liabilities	9,087,596	8,101,492

Commitments and contingencies (See Note 15)

Stockholders’ deficit:
Preferred stock, par value $0.0001; authorized 10,000,000 shares:
Series C convertible preferred stock, $0.0001 par value; 2,853 shares authorized; 7 and 2,853 shares issued and outstanding at December 31, 2025 and 2024, respectively; liquidation preference of $8,750 at December 31, 2025	2,292	1,249,999
Series D convertible preferred stock, $0.0001 par value; 12,500 shares authorized; 5,352 and 0 issued and outstanding at December 31, 2025 and 2024, respectively; liquidation preference of $6,690,000 at December 31, 2025	4,047,699	-
Series E convertible preferred stock, $0.0001 par value; 12,500 shares authorized; 3,816 and 0 issued and outstanding at December 31, 2025 and 2024, respectively; liquidation preference of $4,770,000 at December 31, 2025	1,926,133	-
Series A convertible preferred stock, $0.0001 par value; 12,580 shares authorized; 1,429 and 1,894 issued and outstanding at December 31, 2025 and 2024, respectively; liquidation preference of $2,143,500 at December 31, 2025	1,287,315	1,708,396
Series B convertible preferred stock, $0.0001 par value; 626 shares authorized; 0 and 273 issued and outstanding at December 31, 2025 and 2024, respectively; No liquidation preference at December 31, 2025	-	218,051
Class A common stock; $0.0001 par value; 1,000,000,000 shares authorized; 21,102,671 and 120,794 shares issued and outstanding at December 31, 2025 and 2024, respectively	2,110	12
Additional paid-in capital	78,126,104	67,142,276
Stock subscription receivable	-	(1,295,444)
Accumulated deficit	(90,838,115)	(70,917,853)
Total stockholders’ deficit	(5,446,462)	(1,894,563)
Total liabilities and stockholders’ deficit	$3,641,134	$6,206,929

See accompanying notes to the consolidated financial statements

Reflects a 1-for-100 reverse stock split effective January 8, 2025 and 1-for-20 reverse stock split effective June 13, 2025

CERO THERAPEUTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2025	For the Period from February 14, 2024 through December 31, 2024	For the Period from January 1, 2024 through February 13, 2024
	(Successor)	(Successor)	(Predecessor)
Operating expenses:
Research and development	$10,381,944	$6,315,552	$764,192
General and administrative	8,081,205	8,985,351	132,941
Total operating expenses	18,463,149	15,300,903	897,133
Loss from operations	(18,463,149)	(15,300,903)	(897,133)

Other income (expenses):
Gain from settlement of liabilities with vendors	-	3,339,223	-
Other income (expenses)	242	(672,378)	-
Change in fair value of earnout liability and derivative liabilities	-	4,880,000	320,117
Stock-based inducement expense	(863,550)	-	-
Write off of deferred offering costs	(605,419)	-	-
Interest income (expense), net	11,614	21,846	4,805
Total other income (expenses), net	(1,457,113)	7,568,691	324,922
Net loss	(19,920,262)	(7,732,212)	(572,211)

Deemed dividend on Series A, B and C Preferred Stock	(28,489,245)	(2,508,000)	-
Deemed dividend on Series D Preferred Stock	(39,869,725)	-	-
Deemed dividend on Series E Preferred Stock	(7,163,308)	-	-
Deemed dividend - warrant pricing	-	(276,839)	-
Deemed dividend related to Series C Common Warrants	(84,083)	-	-
Net loss attributable to common shareholders	$(95,526,623)	$(10,517,051)	$(572,211)

Net loss per common share:
Basic and diluted	$(22.58)	$(363.01)	$(1,959.62)
Weighted average common shares outstanding:
Basic and diluted	4,229,849	28,972	292

See accompanying notes to the consolidated financial statements

Reflects a 1-for-100 reverse stock split effective January 8, 2025 and 1-for-20 reverse stock split effective June 13, 2025

CERO THERAPEUTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

	Convertible Preferred Stock										Series A		Additional	Stock		Total
	Series A		Series B		Series C		Series D		Series E		Common Stock		Paid-in	Subscriptions	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance at February 14, 2024 (Successor)	10,089	$8,937,852	-	$-	-	$-	-	$-	-	$-	7,266	$1	$53,899,885	$(2,000,000)	$(63,185,641)	$(2,347,903)
Issuance of shares of Series A Preferred Stock on exercise of Series A Preferred Warrants, net of issuance costs of $14,693	1,875	1,529,493	-	-	-	-	-	-	-	-	-	-	(1,507,600)	1,507,600	-	1,529,493
Issuance of Series B shares sold to investors for cash, net of issuance costs of $81,684	-	-	626	500,000	-	-	-	-	-	-	-	-	(81,684)	-	-	418,316
Issuance of Series A shares for rounding purchases	3	1,875	-	-	-	-	-	-	-	-	-	-	130	-	-	2,005
Issuance of common stock for Arena Equity Line of Credit (ELOC) commitment fee	-	-	-	-	-	-	-	-	-	-	173	-	500,000	-	-	500,000
Issuance of common stock for Keystone ELOC commitment fee	-	-	-	-	-	-	-	-	-	-	932	-	-	-	-	-
Purchases of Common Stock under Keystone ELOC, net of issuance costs of $130,321	-	-	-	-	-	-	-	-	-	-	22,675	2	4,809,701	(716,694)	-	4,093,009
Issuance of shares of Common Stock on conversion of Series A Preferred Stock	(10,073)	(8,760,824)	-	-	-	-	-	-	-	-	86,194	9	8,760,815	-	-	-
Issuance of shares of Common Stock on conversion of Series B Preferred Stock	-	-	(353)	(281,949)	-	-	-	-	-	-	2,691	-	281,949	-	-	-
Issuance of shares of Series C Preferred Stock sold to investors, net of issuance costs of $446,438	-	-	-	-	2,853	1,249,999	-	-	-	-	-	-	(446,438)	-	-	803,561
Subscription receivable for shares issued in advance	-	-	-	-	-	-	-	-	-	-	863	-	86,350	(86,350)	-	-
Deemed dividend - common stock liability, 692 shares	-	-	-	-	-	-	-	-	-	-	-	-	(85,500)	-	-	(85,500)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	924,668	-	-	924,668
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(7,732,212)	(7,732,212)
Balance at December 31, 2024 (Successor)	1,894	1,708,396	273	218,051	2,853	1,249,999	-	-	-	-	120,794	12	67,142,276	(1,295,444)	(70,917,853)	(1,894,563)

Issuance of shares of Series A Preferred Stock upon exercise of Series A Preferred Warrants	625	500,000	-	-	-	-	-	-	-	-	-	-	(500,000)	500,000	-	500,000
Sale of common stock	-	-	-	-	-	-	-	-	-	-	15,000	2	587,998	-	-	588,000
Sale of pre-funded warrants, net of issuance costs of $839,004	-	-	-	-	-	-	-	-	-	-	-	-	3,572,795	-	-	3,572,795
Exercise of pre-funded warrants	-	-	-	-	-	-	-	-	-	-	101,764	10	193	-	-	203
Sale of shares of Common Stock under Keystone ELOC, net of issuance costs of $197,531	-	-	-	-	-	-	-	-	-	-	12,589,595	1,259	4,437,692	-	-	4,438,951
Collection of stock subscriptions receivable related to prior Keystone ELOC purchases	-	-	-	-	-	-	-	-	-	-	-	-	-	716,694	-	716,694
Issuance of shares of Common Stock upon conversion of Series A Preferred Stock	(1,090)	(921,081)	-	-	-	-	-	-	-	-	14,447	1	921,080	-	-	-
Issuance of shares of Common Stock upon conversion of Series B Preferred Stock	-	-	(273)	(218,051)	-	-	-	-	-	-	44,758	4	218,047	-	-	-
Issuance of shares of Common Stock upon conversion of Series C Preferred Stock	-	-	-	-	(2,530)	(979,851)	-		-		819,044	82	979,769	-	-	-
Redemption of Series C Preferred Stock	-	-	-	-	(316)	(267,856)	-	-	-	-	-	-	(127,144)	-	-	(395,000)
Issuance of series D preferred shares for cash and equity securities, net of issuance costs of $439,020	-	-	-	-	-	-	10,000	7,560,981	-	-	-	-	(4,500,000)	-	-	3,060,981
Issuance of series E preferred shares for cash, net of issuance costs of $330,247	-	-	-	-	-	-	-	-	3,816	1,926,133	-	-	-	-	-	1,926,133
Issuance of shares of Common Stock upon conversion of Series D Preferred Stock	-	-	-	-	-	-	(4,648)	(3,513,282)	-	-	7,397,269	740	3,512,542	-	-	-
Stock-based inducement expense related to conversion of Series A Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	-	156,250	-	-	156,250
Stock-based inducement expense related to conversion of Series C Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	-	707,300	-	-	707,300
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	1,096,056	-	-	1,096,056
Write off of subscription receivable	-	-	-	-	-	-	-	-	-	-	-	-	(78,750)	78,750	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(19,920,262)	(19,920,262)
Balance at December 31, 2025 (Successor)	1,429	$1,287,315	-	$-	7	$2,292	5,352	$4,047,699	3,816	$1,926,133	21,102,671	$2,110	$78,126,104	$-	$(90,838,115)	$(5,446,462)

	Convertible Preferred Stock						Additional		Total
	Series Seed		Series A		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023 (Predecessor)	5,155,703	$4,077,560	22,764,764	$38,023,784	292	$-	$1,032,126	$(43,089,821)	$(42,057,695)
Stock based compensation expense	-	-	-	-	-	-	4,431	-	4,431
Net loss	-	-	-	-	-	-	-	(572,211)	(572,211)
Balance at February 13, 2024 (Predecessor)	5,155,703	$4,077,560	22,764,764	$38,023,784	292	$-	$1,036,557	$(43,662,032)	$(42,625,475)

See accompanying notes to the consolidated financial statements

Reflects a 1-for-100 reverse stock split effective January 8, 2025 and 1-for-20 reverse stock split effective June 13, 2025

CERO THERAPEUTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Year Ended December 31, 2025	For the Period from February 14, 2024 through December 31, 2024	For the Period from January 1, 2024 through February 13, 2024
	(Successor)	(Successor)	(Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,920,262)	$(7,732,212)	$(572,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from settlement of liabilities with vendors	-	(3,339,223)	-
Depreciation expense	282,373	400,825	37,356
Stock-based compensation	1,096,056	924,668	4,431
Amortization of right-to-use operating lease asset	803,661	609,339	115,859
Inducement expense	863,550	-	-
Amortization of debt discount	-	-	(1,875)
Foreign currency transaction gain included in other income (expenses)	(248)	-	-
Write off of deferred offering costs	605,419	-	-
Gain on revaluation of earnout and derivative liabilities	-	(4,880,000)	(320,117)
Change in assets and liabilities:
Prepaid expenses and other current assets	(797,151)	(87,088)	142,687
Accounts payable	1,930,003	130,032	128,429
Accrued liabilities	(405,538)	2,342,593	(50,370)
Insurance payable	338,279	-	-
Operating lease liability	(876,392)	(647,503)	(121,589)
Net cash used in operating activities	(16,080,250)	(12,278,569)	(637,400)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity securities	500,000	-	-

Net cash provided by investing activities	500,000	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series A Preferred Stock, net of issuance costs	-	6,757,700	-
Advances from shareholder	-	13,731	-
Payment of sponsor loans	-	(19,715)	-
Proceeds from exercise of Series A Preferred warrants	500,000	938,800	-
Proceeds from short term borrowings, net	-	408,052	-
Payments for short term borrowings	-	(402,514)	-
Proceeds from share purchases under ELOC, net of issuance costs	5,155,645	4,809,703	-
Proceeds received from sale of Series B Preferred Stock, net of issuance costs	-	418,316	-
Proceeds received from sale of Series C Preferred Stock, net of issuance costs	-	803,561	-
Proceeds received from sale of Series D Preferred Stock, net of issuance costs	2,560,981	-	-
Proceeds received from sale of Series E Preferred Stock, net of issuance costs	1,926,133	-	-
Proceeds received from sale of common stock and warrants, net of issuance costs	588,000	-	-
Proceeds received from sale of pre-funded warrants, net of issuance costs	3,685,027	-	-
Proceeds from exercise of pre-funded warrants	203	-	-
Cash redemption of Series C Preferred Stock	(395,000)	-	-
Payment of offering costs	(105,419)	-	-
Net cash provided by financing activities	13,915,570	13,727,634	-

Net increase (decrease) in cash and cash equivalents	(1,664,680)	1,449,065	(637,400)

Cash, restricted cash and cash equivalents at beginning of period	3,327,060	1,877,995	1,601,255

Cash, restricted cash and cash equivalents at end of period	$1,662,380	$3,327,060	$963,855

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash and cash equivalents	$1,587,624	$3,252,304	$884,099
Restricted cash	74,756	74,756	79,756
Cash, restricted cash and cash equivalents	$1,662,380	$3,327,060	$963,855

NON-CASH FINANCING ACTIVITIES:
Issuance of common shares to Keystone Capital LLC for equity line of credit	$-	$500,000	$-
Issuance of common shares to Arena Capital Partners for equity line of credit	$-	$500,000	$-
Conversion of Series A, Series B, Series C and Series D preferred stock to common stock	$5,632,265	$9,037,773	$-
Stock subscriptions receivable	$-	$803,044	$-
Increase in deferred offering costs and accounts payable	$-	$112,232	$-
Exercise of warrants for Series A Preferred Stock through extinguishment of accrued expenses	$-	$568,400	$-
Deemed dividend – common stock liability, 692 shares	$-	$85,500	$-
Reclassification of deferred offering costs to additional paid-in capital	$112,232	$-	$-
Reclassification of accrued expenses to accounts payable	$1,143,826	$-	$-
Issuance of Series D preferred stock for investment in equity securities	$500,000	$-	$-
Write off of subscription receivable deemed offering cost	$78,750	$-	$-

See accompanying notes to the consolidated financial statements

Reflects a 1-for-20 reverse stock split effective June 13, 2025

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

NOTE 1 – ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Nature of Operations – CERo Therapeutics Holdings, Inc. (OTCQB: CERO) (“CERo”, “Successor” or the “Company”), F/K/A Phoenix Biotech Acquisition Corp. (“PBAX”) was incorporated in Delaware on June 8, 2021. PBAX was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (a “business combination”).

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

Nasdaq Delisting - On October 29, 2025, the Company received the determination of the Nasdaq Hearings Panel (the “Panel”) to deny the Company’s request to continue the listing of its shares of common stock on Nasdaq and that the trading in the Company’s securities would be suspended at the open of trading on October 31, 2025. The Company submitted a request for review of the Panel’s decision by the Nasdaq Listing and Hearing Review Council and was denied the listing on Nasdaq. On October 31, 2025, the Company’s shares of common stock commenced trading on the OTC Pink Sheets and is now traded on the OTCQB market.

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

All of the Company’s historical share and per share information related to issued and outstanding common stock and outstanding options and warrants exercisable for common stock in these consolidated financial statements have been adjusted, on a retroactive basis, to reflect the Reverse Stock Splits.

Business Combination Agreement - On June 6, 2023, CERo Therapeutics, Inc. (“Predecessor”), which was incorporated in Delaware on September 23, 2016, and based in South San Francisco, California, entered into a Business Combination Agreement and Plan of Reorganization (the “BCA”) with PBCE Merger Sub, Inc., a wholly-owned subsidiary of PBAX, and PBAX, with the surviving operating entity being named CERo Therapeutics Holdings, Inc., and such transaction, the “Business Combination” or “Merger”. On February 14, 2024, the Company completed the Merger with CERo Therapeutics, Inc., with CERo Therapeutics, Inc. surviving the Merger as a wholly-owned subsidiary of the Company, the accounting acquirer. The transaction was accounted for as a forward merger asset acquisition (See Note 2 and Note 3).

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

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the SEC. The Company’s consolidated financial statements include the accounts of CERo Therapeutics Holdings, Inc. and its wholly-0wned subsidiary, CERo Therapeutics, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

On February 14, 2024, the Company completed the Merger with CERo Therapeutics, Inc., with CERo Therapeutics, Inc. surviving the Merger as a wholly-owned subsidiary of the Company, the accounting acquirer. The transaction was accounted for as a forward merger asset acquisition.

Unless the context otherwise requires, the “Company,” for periods prior to the Closing, refers to CERo Therapeutics, Inc. (“Predecessor”), and for the periods after the Closing, refers to CERo Therapeutics Holdings, Inc. (“Successor”). As a result of the Merger, the results of operations, financial position and cash flows of the Predecessor and the Company are not directly comparable. CERo Therapeutics, Inc. was deemed to be the Predecessor entity. Accordingly, the historical financial statements of CERo Therapeutics, Inc. became the historical financial statements of the combined Company, upon the consummation of the Merger. As a result, the financial statements included in this report reflect (i) the historical operating results of CERo Therapeutics, Inc. prior to the Merger and (ii) the combined results of the Company, CERo Therapeutics Holdings, Inc., following the Merger. The accompanying consolidated financial statements include a Predecessor period, which includes the period from January 1, 2024 to February 13, 2024 concurrent with the Merger, and Successor periods from February 14, 2024 through December 31, 2024. A black line between the Successor and Predecessor periods has been placed in the consolidated financial statements and in the tables to the notes to the consolidated financial statements to highlight the lack of comparability between these two periods.

Going Concern – The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital to fund its research and development (“R&D”) activities and meet its obligations on a timely basis. As of December 31, 2025, the Company reported approximately $1.7 million of cash, restricted cash, and cash equivalents, a working capital deficit of approximately $6.4 million, and an accumulated deficit and stockholders’ deficit of approximately $90.8 million and $5.4 million, respectively. Additionally, during the year ended December 31, 2025, the Company used approximately $16.1 million of net cash in operating activities, has a net loss of $19.9 million and has no revenues. During the year ended December 31, 2025, we received net proceeds from the sale of pre-funded warrants, exercise of the remaining Series A Preferred Warrants, the collection of stock subscriptions receivable and ELOC fundings. Furthermore, during the year ended December 31, 2025, we received net proceeds from the sales of Series D Preferred Stock of approximately $2.6 million and the sales of Series E Preferred Stock of approximately $1.9 million. Additional funds are necessary to maintain current operations and to continue R&D activities. However, there can be no assurance that sufficient funding will be available to allow the Company to successfully continue its R&D activities and planned regulatory filings with the FDA. If the Company is unable to obtain the necessary funds, significant reductions in spending and the delay or cancellation of planned activities may be necessary. These actions would have a material adverse effect on the Company’s business, results of operations, and prospects. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements are issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Use of estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses incurred during the reporting period. Items subject to such estimates and assumptions include the estimates of the fair value of investments in equity securities, the fair value of convertible preferred stock, common stock, and preferred stock warrant liability, the fair value of stock-based compensation expense, the present value of right-to-use assets and lease liabilities, the valuation of earnout liability, the value of deemed dividends and inducement expense, and the valuation allowance associated with deferred tax assets. Actual results could differ from those estimates.

Cash, restricted cash, and cash equivalents – The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents. As of December 31, 2025 and 2024, cash and cash equivalents consist of cash deposited with banks, including a money market sweep account, and restricted cash of $74,756 and $74,756, respectively, held on account by a financial institution as collateral for a demand letter of credit issued as a real estate security deposit. The demand letter of credit expires at the end of the Company’s operating lease in September 2026.

Investment in equity securities - The Company’s investment in equity securities consisted of Series D Preferred Stock of Stella Diagnostics, Inc. (“Stella”), which was held by the Company as of June 30, 2025 and sold during the three months ended September 30, 2025. There was no gain or loss on the sale. Investments in equity securities were initially measured at cost. Cost was based upon either the cost of the investment or the estimated market value of the investment at the time it was acquired, whichever can be more clearly determined. The Company elected the measurement alternative for equity securities without readily determinable fair values. Under this alternative, if the Company identified an observable price change in an orderly transaction for an identical or similar investment of the same issuer, the Company measured the equity security at fair value as of the date that the observable transaction occurred. Any adjustments resulting from observable price changes were recognized in earnings. The Company monitored these investments for changes in observable prices from orderly transactions and assesses them for impairment. If an equity security was deemed to be impaired, an impairment loss is recognized in earnings, measured as the difference between the investment’s cost and its fair value at the impairment assessment date.

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

Concentration of credit risk – Financial instruments that potentially subject the Company to credit risk consist primarily of cash, restricted cash, and cash equivalents. The Company’s cash, restricted cash, and cash equivalents are on deposit with two financial institutions that management believe are of sufficiently high credit quality. Deposits at any of the Company’s financial institutions may, at times, exceed federal insured limits. As of December 31, 2025, deposits in excess of federal insured limits amounted to approximately $1.3 million.

Investor concentrations – Generally, the Company receives substantially all of its funding from less than seven investors. The loss of these investors would have a material adverse effect on the Company’s consolidated results of operations and financial condition. If the Company is unable to obtain the necessary funds from new investors, significant reductions in spending and the delay or cancellation of planned activities may be necessary. These actions would have a material adverse effect on the Company’s business, results of operations, and prospects.

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

Impairment of long-lived assets – The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. Through December 31, 2025, the Company has not experienced any impairment losses on its long-lived assets.

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

The accounting for leases includes a number of reassessment and re-measurement requirements for lessees based on certain triggering events or impairment conditions. There were no impairment indicators identified in each of the years ended December 31, 2025 and 2024, that would require impairment testing of the Company’s right-of-use assets.

Certain of the Company’s leases include variable lease costs to reimburse the lessor for real estate tax and insurance expenses, and certain non-lease components that transfer a distinct service to the Company, such as common area maintenance services. The Company has elected to separate the accounting for fixed lease components and variable and non-lease components for real estate and equipment leases. The variable lease costs are recorded on the consolidated statement of operations as rent expense, within general and administrative expenses. The Company does not have any financing leases as of December 31, 2025 and 2024.

Derivative financial instruments – The Company evaluates financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Preferred stock warrant liability – Warrant accounting requires liability classification of warrants when the warrants include a conditional obligation, once the warrant is exercised, that would require the Company to redeem its equity shares. Warrants are analyzed to determine whether the warrant is a freestanding instrument and if so, whether the warrant was issued in a transaction with other instrument(s). If a freestanding warrant is issued with other instruments in a single transaction, then the proceeds of the transaction are allocated first to the fair value of the warrant, with the remainder being allocated to the other instruments. Any warrants considered a liability are remeasured as of each reporting period end, with any changes in fair value recognized as interest and other income, net in the consolidated statement of operations. The Company has determined any warrant liability is a Level 3 instrument in the fair value measurements hierarchy. The Company has not included the effect of preferred stock warrants in the calculation of diluted loss per share since the inclusion of such warrants would be anti-dilutive. As of December 31, 2025 and 2024, there was no preferred stock warrant liability.

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

Earnout liability - As a result of the Merger in February 2024, the Company recognized an initial earnout liability of approximately $4.9 million on the merger date. The earnout liability is measured using unobservable (Level 3) inputs and is included in current liabilities on the accompanying consolidated balance sheet. Historically, the Company estimated the fair value of the earnout liability by applying a Monte-Carlo simulation method using the Company’s projection of future operating results and the estimated probability of achievement of the earnout target metrics. The Monte-Carlo simulation is a generally accepted statistical technique used to generate a defined number of valuation paths in order to develop a reasonable estimate of the fair value of the earnout liability. The liability was remeasured to fair value using the Monte-Carlo simulation method at each reporting period, and the change in fair value is recognized in other income (expense) until the contingency is resolved. Earnout target metrics include (i) the achievement of certain stock price-based earnout targets related to 500 earnout common shares and (ii) upon closing of a definitive agreement with respect to a change of control related to 100 earnout common shares. On February 5, 2024, the Company entered into Amendment No. 1 to the Business Combination Agreement to modify the stock-price based milestones such that (a) the trading price condition for the first level earnout target related to 250 common shares was reset to $25,000 or 125% of the conversion price of the Series A Preferred Stock, which equals $0.0625 as of December 31, 2025 and (b) the trading price condition for the second level earnout target related to 250 common shares was reset to $30,000 or 150% of the conversion price of the Series A Preferred Stock, which equals $0.075 as of December 31, 2025. During the period from February 14, 2024 to December 31, 2024, the Company recorded a gain from the change in fair value of the earnout liability of $4,880,000, which is included in other income (expense), net on the accompanying consolidated statement of operations. During the year ended December 31, 2025, the Company did not record a gain or loss from the change in fair value of the earnout liability. As of December 31, 2025, 600 shares of the Company’s common stock are issuable pursuant to the earnout target metrics and the Company estimates that the earnout liability amount is insignificant.

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

On December 31, 2025 and 2024, the fair value of the Company’s earnout liability (see Note 2 and 10 for details) was classified as follows:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Earnout liability	$-	$-	$20,000	$20,000

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Earnout liability	$-	$-	$20,000	$20,000

The change in the fair value measurement using significant inputs (Level 3) is summarized below:

Preferred stock warrant liability (Predecessor):
Balance at December 31, 2023	$320,117
Gain on revaluation of warrant liability	(320,117)
Balance at February 13, 2024	$-

Earnout liability (Successor):
Balance at February 14, 2024	$4,900,000
Gain on revaluation of earnout liability	(4,880,000)
Balance at December 31, 2024	20,000
Gain on revaluation of earnout liability	-
Balance at December 31, 2025	$20,000

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

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

Stock-based compensation – The Company periodically issues common stock and stock options to officers, directors, and consultants for services rendered. Stock-based compensation accounting requires the recognition of stock-based compensation expense, using a grant date fair value-based method, for costs related to all share-based payments including stock options and restricted stock awards granted to employees and non-employees. Companies are required to estimate the fair value of all share-based payment awards on the date of grant using an option pricing model, and the Company uses a Black-Scholes option pricing model (“Black-Scholes”) to estimate option award fair value. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment:

●	The Common Stock expected dividend yield assumption of 0.0% is based on the expectation of no dividend payouts to Common Stock.

●	The risk-free interest rate assumption is based on the U.S. Department of Treasury instruments whose term was most consistent with the expected life of the Company’s stock options.

●	The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, as the Company does not have sufficient public trading history for the Company’s Common Stock. The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical price data for the Company’s Common Stock becomes available.

●	The expected lives of the Company’s stock options are estimated based on the type of award issued using approaches that do not rely on the historical data of the Company, as management has concluded there is insufficient data to provide a reasonable forward-looking estimate. The expected life of an incentive stock option is estimated using the simplified method described in Staff Accounting Bulletin Topic 14 – Share-Based Payment. All incentive and non-qualified stock options awarded by the Company have terms consistent with this approach, which is to calculate the weighted average midpoint between the vesting date of each vesting tranche and the termination date of the option.

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

The Company follows tax accounting requirements for the recognition, measurement, presentation, and disclosure in the financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return. No liability related to uncertain tax positions is recorded in the financial statements. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of income tax expense, as necessary. The Company has not recorded any interest or penalties associated with income tax. Tax years subsequent to 2022 are subject to examination by federal and state authorities.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, which included among other provisions the restoration of immediate expensing of domestic research and experimental (“R&E”) expenditures under Section 174. Pursuant to the OBBBA’s transition rules, the Company elected to expense all unamortized domestic R&E costs previously capitalized between 2022 and 2024. As the Company maintains a valuation allowance against its net deferred tax assets, including NOLs, this election resulted in no change to tax expense for the year ended December 31, 2025.

Loss per common share – The Company reports both basic and diluted loss per common share. Basic loss per share is calculated based on the weighted average number of shares of common stock outstanding and excludes the dilutive effect of convertible preferred stock, warrants for convertible preferred stock or common stock, stock options or any other type of convertible securities. Diluted loss per common share is calculated based on the weighted average number of shares of common stock outstanding and when the effect of stock options, warrants and other types of convertible securities is dilutive, they are included in the calculation. Dilutive securities are excluded from the diluted loss per common share calculation if their effect is anti-dilutive, such as in periods where the Company reports a net loss (See Note 4).

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

Segment reporting - Operating segments are defined as components of a business for which separate discrete financial information is available for evaluation by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company operates as a single operating and reporting segment, reflecting our sole focus in developing next generation engineered T cell therapeutics for the treatment of cancer. Our Chief Executive Officer serves as the Chief Operating Decision Maker (CODM), responsible for assessing the Company’s performance and making resource allocation decisions. The CODM evaluates financial information on a consolidated basis, focusing on key metrics such as research and development expense, general and administrative expenses, and other income/expenses, which is reflected on the face of the Company’s consolidated statement of operations. The CODM allocates resources based on the Company’s available cash resources, forecasted cash flow, and expenditures on a consolidated basis, as well as an assessment of the probability of success of its research and development activities. Resource allocation decisions are informed by budgeted and forecasted expense information, along with actual expenses incurred to date. The measure of segment assets is reported on the consolidated balance sheets as total assets. Disaggregated profit or loss information at the program or functional level is not regularly provided to or relied upon by the CODM, as our integrated operating model emphasizes shared resources and centralized decision-making.

Recently adopted accounting standards – In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. This pronouncement was effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 on January 1, 2025 on a prospective basis, and the implementation of this standard is reflected in Note 14. The adoption of this ASU had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

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

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

The following is a summary of the purchase price calculation:

Number of shares of Common Stock	2,500
Multiplied by PBAX’s share price, as of the Closing	$11,700.00
Total	$29,250,000
Fair value of PBAX founder’s shares converted to shares of Common Stock and transferred to Predecessor stockholders	$5,118,750
Fair value of contingent Common Stock consideration	$12,870,000
Total Common Stock consideration	$47,238,750
Assumed liabilities	$3,311,153
Total purchase price	$50,549,903

The allocation of the purchase price was as follows:

Cash	$963,855
Net working capital deficit (excluding cash and cash equivalents)	(1,819,514)
Fixed assets	929,346
Acquired in-process research and development	45,640,000
Net assets acquired	45,713,687
Loss on consolidation of VIE	4,836,216
Total purchase price	$50,549,903

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

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

NOTE 4 – NET LOSS PER SHARE OF COMMON STOCK

The accounting standards require the presentation of both basic and diluted loss per common share on the face of the statements of operations. The Company’s basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding for the period. If there are dilutive securities, diluted loss per common share is computed by including common stock equivalents which includes shares issuable upon the exercise of stock options into shares of common stock, exercise of preferred warrants into shares of preferred stock, and conversion of preferred stock into shares of common stock, net of any shares assumed to have been purchased with the proceeds, using the treasury stock method. In periods for which the Company reports a net loss, the common stock equivalents are not included, as they would be anti-dilutive.

The following table summarizes the number of shares of Common Stock issuable upon conversion or exercise, as applicable, of convertible securities, stock options, and warrants that were not included in the calculation of diluted net loss per share because such shares are anti-dilutive:

	For the year ended December 31,	For the period from February 14, 2024 through December 31,	For the period from January 1, 2024 through February 13,
	2025	2024	2024
	(Successor)	(Successor)	(Predecessor)
Conversion of convertible preferred stock issued and outstanding	212,080,000	53,740	900
Conversion of convertible preferred stock underlying convertible preferred stock warrants	-	8,185	60
Exercise of warrants for common stock	159,724	13,193	-
Common stock underlying outstanding options (2024 Plan)	74,151	3,247	25
	212,313,875	78,365	985

Restricted common stock can be issued to directors, executives or employees of the Company and are subject to time-based vesting. These potential shares are excluded from the computation of basic loss per share as these shares are not considered outstanding until vested. No unvested restricted common stock awards were issued or outstanding during the years ended December 31, 2025 and 2024.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following as of December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
	(Successor)	(Successor)
Laboratory equipment	$2,507,839	$2,507,839
Computers	38,323	38,323
Furniture	8,429	8,429
Total cost	2,554,591	2,554,591
Less: accumulated depreciation	(2,308,443)	(2,026,070)
Property and equipment, net	$246,148	$528,521

Successor depreciation expense for the year ended December 31, 2025 and for period from February 14, 2024 through December 31, 2024 was $282,373 and $400,825, respectively. Predecessor depreciation expense for the period January 1, 2024 through February 13, 2024 was $37,356.

NOTE 6 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
	(Successor)	(Successor)
Employee-related liabilities	$168,889	$244,302
Accrued franchise taxes	78,448	78,448
Accrued legal expenses	-	593,825
Penalty for late S-1 filing and effectiveness	55,000	55,000
Accrued consulting, professional services and other	61,474	941,600
	$363,811	$1,913,175

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

NOTE 7 – LEASES

As of December 31, 2025 and 2024, the Company holds a five-year lease for laboratory and office space expiring in September 2026. The lease has escalating contractual rent and variable rent components and the Company elected to separate the contractual and variable elements for valuing the operating lease liability and right-to-use asset. The lease does not have any options for extension or expansion. The Company recorded the following lease costs:

	For the year ended December 31,	For the period from February 14, 2024 through December 31,	For the period from January 1, 2024 through February 13,
	2025	2024	2024
	(Successor)	(Successor)	(Predecessor)
Operating leases:
Operating lease cost	$916,551	$762,057	$152,887
Variable operating lease cost	788,285	581,860	116,371
Total lease cost	$1,704,836	$1,343,917	$269,258

The right-of-use asset, net for the operating lease was recorded in the consolidated balance sheets as follows:

	December 31,	December 31,
	2025	2024
	(Successor)	(Successor)
Right-of-use assets, net	$660,706	$1,464,367

The operating lease liability for the operating lease was recorded in the consolidated balance sheets as follows:

	December 31,	December 31,
	2025	2024
	(Successor)	(Successor)
Operating lease liabilities, current	$699,107	$876,392
Operating lease liabilities, non-current	-	699,107
Total operating lease liabilities	$699,107	$1,575,499

Weighted-average remaining lease term of operating leases (in years)	0.75	1.75
Weighted-average discount rate for operating leases	9.60%	9.60%

The following table reconciles the undiscounted future minimum lease payments under the non-cancelable operating lease with terms of more than one year to the total operating lease liabilities recognized on the Company’s balance sheet as of December 31, 2025:

Maturity of the Company’s lease liabilities as of December 31, 2025 is as follows:

2026	$726,394
Total lease payments	726,394
Less: imputed interest	(27,287)
Total lease liabilities	$699,107

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

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

Dividend and Participation Rights: The holders of Series A Preferred Stock are entitled to dividends, on an as-if converted basis, equal to and in the same form as dividends actually paid on shares of Common Stock, when and if actually paid. Series A Preferred Stockholders are entitled to participate pro rata in any purchase rights extended to holders of Common Stock on an as-converted basis.

Conversion: Each holder of Series A Preferred Stock may convert at any time, all, or any part, of the outstanding Series A Preferred Stock into shares of the Common Stock at the initial “Conversion Price” of $20,000, which is subject to customary adjustments for stock splits. The Company’s Board of Directors has the right, at any time, with the written consent of the Required Holders (as defined in the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock (the “Series A Certificate of Designations”), to lower the fixed conversion price to any amount and for any period of time. If 90 days or 180 days following the occurrence of the effective date of the registration statement filed pursuant to the First PIPE Registration Rights Agreement, the Conversion Price then in effect is greater than the greater of $2,000.00 and the Market Price (as defined in the Series A Certificate of Designations) then in effect (the “Adjustment Price”), the Conversion Price shall automatically lower to the Adjustment Price. In connection with such adjustment provisions, the Conversion Price was reset to $2,000.00. The Series A Certificate of Designations contains other down-round provisions.

Alternate Conversion: Following the occurrence and during the continuance of a Trigger Event (as defined below), each holder may alternatively elect to convert the Series A Preferred Stock at the “Alternate Conversion Price” equal to the lesser of the Conversion Price and the greater of $2,000.00 (the “Series A Conversion Price Floor”) or 80% of the 5-day volume weighted average price of a share of Common Stock. Trigger Events include customary terms related to exchange listing, registration rights, failure to deliver shares on conversion or exercise of derivative instruments, or insolvency. Notwithstanding the Series A Conversion Price Floor, if the Series A Conversion Price Floor is greater than 80% of the 5-day volume weighted average price of a share of Common Stock, then the Conversion Amount (as defined in the Series A Certificates of Designations) is increased by a multiplier resulting in the convertibility of the shares of Series A Preferred Stock into the number of shares of Common Stock that would have been issuable if the Alternate Conversion Price had been equal to such lower volume weighted average price. Such multiplier was in effect from when the registration statement for the resale of shares of Common Stock issuable upon conversion of the Series A Preferred Stock was declared effective on July 5, 2024 because such effectiveness was after the applicable deadline therefore and, as a result of such multiplier, such registration statement registered fewer than the maximum number of shares of Common Stock issuable upon such conversion. Such multiplier ceased to apply on January 6, 2025, the 20th trading day after the effectiveness of the additional registration statement registering the resale of additional shares of Common Stock issuable upon conversion of the Series A Preferred Stock resulting from such shortfall, which additional registration statement was declared effective on December 5, 2024.

Redemptions: Upon bankruptcy or liquidation, Series A Preferred Stock is redeemed at a 25% premium (or at 50% premium 180 days after issuance) to the greater of the conversion amount or the number of shares multiplied by the highest closing price within the preceding 20 days. Additionally, the Company may voluntarily redeem the Series A Preferred Stock at a 20% premium to the greater of the conversion amount or the number of shares multiplied by the highest closing price within the preceding 20 days.

The holders of the Series A Preferred Stock have no voting rights.

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

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

The Company accounts for preferred stock as either equity or debt-like securities based on an assessment of the Preferred Stock rights and preferences and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging. The Company has concluded that Series A, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock, which have no cash redemption features outside of the Company’s control, and are treated as equity. The Company has also concluded that the Series A Common Warrants and Series C Common Warrants do not possess redemption features outside of the Company’s control and are treated as equity.

Due to delayed filing and declaration of effectiveness relative to the deadlines defined in the Registration Rights Agreement, as of June 30, 2024, the Company accrued a registration rights penalty amounting to $645,693, which was payable in cash to the holders of Series A Preferred Stock. On March 27, 2025, the Company entered into a Waiver of Registration Rights Penalties whereby the Investor agreed to waive all Series A registration rights penalty amounting to $568,400 in exchange for the Company’s forgiveness of a $600,000 shortfall in the exercise price of the Series A Preferred Warrants that was unpaid. In December 2024, the Investor exercised its Series A Preferred Warrants to purchase shares of Series A Preferred stock of the Company for which such investor remitted a partial exercise price amount of $100,000 instead of the exercise price of $700,000.

During the period from February 14, 2024 through December 31, 2024, 1,875 Series A Preferred Warrants were exercised into 1,875 shares of Series A Preferred Stock for gross proceeds of $938,800.

During the year ended December 31, 2024, 10,073 shares of Series A Preferred Stock were converted into 86,194 shares of Common Stock. The conversion ratio was based on the Series A Certificate of Designations and reflected the application of the Alternate Conversion Price described above, applicable as of each date of conversion plus a 25% premium for penalties due. As a result of the 25% premium, the Company recorded a deemed dividend of $2,419,750 which represents the fair value of excess common shares transferred to the preferred shareholders based on an average per share common share price of $142.00, the effect of which was an increase in the net loss attributable to common shareholders in the statement of operations for the year ended December 31, 2024.

During the year ended December 31, 2025, the 625 remaining Series A Preferred Warrants were exercised into 625 shares of Series A Preferred Stock for gross proceeds of $500,000.

During the year ended December 31, 2025, 1,090 shares of Series A Preferred Stock were converted into 14,447 shares of Common Stock. The conversion ratio was based on the Series A Certificate of Designations and reflected the application of the Alternate Conversion Price described above, applicable as of each date of conversion plus a 25% premium for penalties due. As a result of the 25% premium, during the year ended December 31, 2025, the Company recorded the following: 1) for 473 shares of Series A Preferred Stock converted during the continuance of a Trigger Event as described above, the Company recorded a deemed dividend of $118,250, which represents the fair value of excess common stock convertible and issuable to the preferred shareholders upon occurrence of the trigger event based on an average per share common share price of $95.00, the effect of which was an increase in the net loss attributable to common shareholders in the accompanying consolidated statement of operations for the year ended December 31, 2025, and 2) for 617 shares of Series A Preferred Stock converted after the expiration of a Trigger Event as described above, the Company recorded a stock-based inducement expense of $156,250, which represents the fair value of excess common stock transferred to the preferred shareholders based on an average per share common share price of $95.00 and is reflected as part of other income (expense), net, on the accompanying consolidated statement of operations for the year ended December 31, 2025.

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

Additionally, during the year ended December 31, 2025, Series C Preferred Stock and Series D Preferred Stock were converted by investors at a conversion price lower than the conversion price of the Series A Preferred Stock then in effect, as summarized below:

●	During the second quarter of 2025, certain Series C Preferred Stock was converted by investors at a conversion price lower than the conversion price of the Series A Preferred Stock then in effect. The lower conversion price lowered the Series A Preferred Stock conversion price from $39.20 per share to $1.76 per share. In connection with this down round triggering event, during the second quarter of 2025, the Company recorded a deemed dividend of $14,871,551, which represents the fair value of excess common stock convertible and issuable to the preferred shareholders upon occurrence of the trigger event based on an average per share common share price of $19.18, the effect of which was an increase in the net loss attributable to common shareholders in the accompanying consolidated statement of operations for the year ended December 31, 2025,

●	During the fourth quarter of 2025, certain Series D Preferred Stock was converted by investors at a conversion price lower than the conversion price of the Series A Preferred Stock then in effect. The lower conversion price lowered the Series A Preferred Stock conversion price from $1.76 per share to $0.05 per share. In connection with these down round triggering events, during the fourth quarter of 2025, the Company recorded a deemed dividend of $3,507,545, which represents the fair value of excess common stock convertible and issuable to the preferred shareholders upon occurrence of the trigger event based on an average per share common share price of $0.173, the effect of which was an increase in the net loss attributable to common shareholders in the accompanying consolidated statement of operations for the year ended December 31, 2025.

Additionally, certain investors are owed an aggregate of 692 shares of Common Stock of the Company due to shortfall in number of shares issued upon conversion, which represents the 25% premium not received during the year ended December 31, 2024. Accordingly, during the year ended December 31, 2024, the Company reduced additional paid-in capital by $85,500 and recorded a liability of $85,500, which is reflected on the accompanying consolidated balance sheets as deemed dividend - common stock liability as of December 31, 2025 and 2024.

As of December 31, 2025, there were 1,429 remaining shares of Series A Preferred Stock, which were convertible into approximately 28,580,000 shares of Common Stock based on a conversion price of $0.05 per share.

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

On April 1, 2024, we consummated a private placement of 626 shares of the Company’s Series B Preferred Stock, pursuant to the Securities Purchase Agreement, dated March 28, 2024, by and among us and certain accredited investors, for aggregate gross proceeds to us of approximately $0.5 million, and the Company received net proceeds of $418,316, net of offering costs of $81,684. Such private placement closed on April 1, 2024.

The holders of the Series B Preferred Stock have no voting rights.

The Series B Preferred Stock ranks pari passu with the Series A Preferred Stock.

Due to delayed filing and declaration of effectiveness relative to the deadlines defined in the Registration Rights Agreement, through December 31, 2024, the Company accrued a registration rights penalty amounting to $55,000, which is payable in cash to the holders of Series B Preferred Stock and included in accrued liabilities on the accompanying consolidated balance sheets as of December 31, 2025 and 2024.

During the year ended December 31, 2024, 353 shares of Series B Preferred Stock were converted into 2,691 shares of Common Stock. The conversion ratio was based on the Series B Certificate of Designations and included the 25% premium to the greater of the conversion amount or the number of shares multiplied by the highest closing price within the preceding 20 days. As a result of the 25% premium, the Company recorded a deemed dividend of $88,250 which represents the fair value of excess common shares transferred to the preferred shareholders based on an average per share common share price of $146.00, the effect of which was an increase in the net loss attributable to common shareholders in the statement of operations for the year ended December 31, 2024

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

During the year ended December 31, 2025, 273 shares of Series B Preferred Stock were converted into 44,758 shares of Common Stock. The conversion ratio was based on the Series B Certificate of Designations and included the 25% premium to the greater of the conversion amount or the number of shares multiplied by the highest closing price within the preceding 20 days. As a result of the 25% premium, the Company recorded a deemed dividend of $18,750, which represents the fair value of excess common stock transferred to the preferred shareholders based on an average per share common share price of $37.50, the effect of which was an increase in the net loss attributable to common shareholders in the accompanying consolidated statement of operations for the year ended December 31, 2025. Additionally, during the year ended December 31, 2025, the Company converted 175 of the 273 shares of Series B Preferred stock at a conversion price lower than the contractual conversion price of the Series B Preferred Stock. These shares were converted after the expiration of a prior Trigger Event. The lower conversion price lowered the Series B Preferred Stock conversion price from the contractual conversion price to $1.76 per share. In connection with this down round triggering event, during the year ended December 31, 2025, the Company recorded a deemed dividend of $488,703, which represents the fair value of excess common stock convertible and issuable to the preferred shareholders upon occurrence of the trigger event based on a per share common share price of $6.87, the effect of which was an increase in the net loss attributable to common shareholders in the accompanying consolidated statement of operations for the year ended December 31, 2025.

As of December 31, 2025, there were no remaining shares of Series B Preferred Stock.

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

Dividend and Participation Rights: The holders of Series C Preferred Stock are entitled to dividends, on an as-if converted basis, equal to and in the same form as dividends actually paid on shares of Common Stock, when and if actually paid. Series C Preferred Stockholders will be entitled to participate pro rata in any purchase rights extended to holders of Common Stock on an as-converted basis.

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

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

In September 2024, the Company consummated a private placement (the “Series C PIPE Financing”) of 2,853 shares of Series C Preferred Stock and warrants to purchase 4,088 shares of Common Stock (See Note 9 below), pursuant to the Securities Purchase Agreement, dated September 25, 2024, by and among the Company and certain accredited investors for aggregate gross cash proceeds to the Company of approximately $1.25 million. The Company received net proceeds of $803,561, which is net of offering costs of $446,438.

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

On March 10, 2025, the Company paid certain investors $395,000 for the redemption of 316 shares of the Series C Preferred Stock, which included $267,856 of the initial purchase price and a cash redemption premium of $127,144. During the year ended December 31, 2025, the $127,144 of excess paid over the initial purchase price was included in deemed dividend on the accompanying consolidated statement of operations.

During the year ended December 31, 2025, 2,530 shares of Series C Preferred Stock were converted into 819,044 shares of Common Stock. The conversion ratios were agreed upon by the Company and investors and ranged from $1.76 to $5.00 per share, which was lower than the conversion price based on the Series C Certificate of Designations Alternate Conversion price. As a result, pursuant to ASC 470-20, upon initial down round triggering events, the Company recorded a stock-based inducement expense of $707,300, which represents the fair value of excess common stock transferred to the preferred shareholders based on an average per common share price of $10.58 and is reflected as part of other income (expense), net, on the accompanying consolidated statement of operations during the year ended December 31, 2025. Additionally, subsequent to the initial triggering events, during the year ended December 31, 2025, Series C Preferred Stock was converted by investors at a conversion price lower than the contractual conversion price of the Series C Preferred Stock then in effect as summarized below:

●	The initial triggering events lowered the Series C Preferred Stock conversion price from $39.20 per share to $5.00 and from $5.00 per share to $1.76 per share. In connection with these down round triggering events, during the year ended December 31, 2025, the Company recorded a deemed dividend of $9,340,120, which represents the fair value of excess common stock convertible and issuable to the preferred shareholders upon the occurrence of the initial trigger event based on an average per share common share price of $10.37, the effect of which was an increase in the net loss attributable to common shareholders in the accompanying consolidated statement of operations for the year ended December 31, 2025.

●	During the fourth quarter of 2025, Series D Preferred Stock was converted by investors at a conversion price lower than the conversion price of the Series C Preferred Stock then in effect. The lower conversion price lowered the Series C Preferred Stock conversion price from $1.76 per share to $0.05 per share. In connection with these down round triggering events, during the fourth quarter of 2025, the Company recorded a deemed dividend of $17,182, which represents the fair value of excess common stock convertible and issuable to the preferred shareholders upon occurrence of the trigger event based on an average per share common share price of $0.78, the effect of which was an increase in the net loss attributable to common shareholders in the accompanying consolidated statement of operations for the year ended December 31, 2025.

As of December 31, 2025, there were 7 remaining shares of Series C Preferred Stock, which were convertible into approximately 140,000 shares of Common Stock.

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

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

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

Other Adjustments. In connection with the April 2025 Private Placement (see below), the Company agreed to seek stockholder approval at a special meeting of stockholders, of the issuance of Conversion Shares at a conversion price below the Conversion Price (the date of such approval, the “Series D Stockholder Approval Date”). If the Company did not obtain such stockholder approval prior to May 31, 2025, then the Company would have been required to (i) file a preliminary Proxy Statement seeking such stockholder consent with the SEC no later than May 31, 2025, (ii) use reasonable best efforts to file the definitive Proxy Statement no later than June 30, 2025 and (iii) use reasonable best efforts to hold the Stockholder Meeting no later than July 31, 2025. Such stockholder approval was obtained on May 29, 2025. If, on or after the Series D Stockholder Approval Date, the Company issues any shares of Common Stock for a consideration per share (the “Series D New Issuance Price”) less than a price equal to the Series D Conversion Price in effect immediately prior to such issuance, the Conversion Price shall be reduced to the Series D New Issuance Price.

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

If 30 days or 60 days following the occurrence of the later of (x) the Series D Stockholder Approval Date and (y) the earlier of (a) the effective date of the registration statement to be filed pursuant to the Registration Rights Agreement and (b) the date that the Series D Preferred Stock is eligible to be resold without restriction under Rule 144 of the Securities Act, the Series D Conversion Price then in effect is the greater of $3.12 and the Market Price (as defined in the Series D Certificate of Designations) then in effect (the “Series D Adjustment Price”), the Conversion Price shall automatically lower to the Series D Adjustment Price (See below).

On August 13, 2025, the Company and the Investors of Series D Preferred Stock entered into an Amendment and Limited Waiver Agreement (the “Waiver Agreement”), whereby the Investors (i) amended the Registration Rights Agreement to extend certain deadlines therein and (ii) waive certain provisions of the Series D COD. Pursuant to the Waiver Agreement, the Company and the Series D Preferred Holders acknowledged that it was inefficient and impracticable to file the Registration Statement prior to the consummation of additional closings. Accordingly, the filing deadline with respect to the initial Registration Statement was extended to August 15, 2025; The Registration Statement on Form S-3 was filed on August 11, 2025. Additionally, the “Effectiveness Deadline” with respect to the initial Registration Statement required to be filed, shall be the earlier of the (A) October 15, 2025 (or, if such Registration Statement is subject to a full review by the SEC, November 30, 2025 and (B) fifth Business Day after the date the Company is notified (orally or in writing, whichever is earlier) by the SEC that such Registration Statement will not be reviewed or will not be subject to further review and (ii) with respect to any additional Registration Statements that may be required to be filed by the Company pursuant to this Waiver Agreement, the earlier of the (A) ninetieth (90th) calendar day following the date on which the Company was required to file such additional Registration Statement and (B) fifth (5th) Business Day after the date the Company is notified (orally or in writing, whichever is earlier) by the SEC that such Registration Statement will not be reviewed or will not be subject to further review. The Registration Statement on Form S-3 was declared effective on August 15, 2025. Furthermore, during the second quarter of 2025, the Company issued shares of Common Stock (the “Existing Series C Conversion Shares”) upon conversion of shares of Series C Preferred Stock at conversion prices below the Conversion Price of the Series D Preferred Stock (the “Existing Series C Conversions”), which each of the Company and Holder acknowledges was mutually beneficial. Pursuant to the Waiver Agreement, the Series D Preferred Holders waived Section 8(a) of the Series D COD, in part, solely with respect to the Existing Series C Conversions, such that the Prior Series C Conversion Shares were deemed “Excluded Securities” under Section 8(a) (the “Antidilution Waiver”).

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

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

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

Voting Rights. The holders of the Series D Preferred Stock shall have no voting power and no right to vote on any matter at any time, either as a separate series or class or together with any other series or class of share of capital stock, and shall not be entitled to call a meeting of such holders for any purpose nor shall they be entitled to participate in any meeting of the holders of Common Stock, except as provided in the Series D Certificate of Designations (or as otherwise required by applicable law).

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

On April 21, 2025, the Company entered into a Securities Purchase Agreement (the “Fourth Securities Purchase Agreement”) with certain accredited investors. Pursuant to the Fourth Securities Purchase Agreement, up to 10,000 shares of the Company’s Series D Preferred Stock shall be purchased for an aggregate purchase price of up to $8 million ($800 per share) in one or more closings (see actual sales below).

On April 22, 2025, pursuant to the Fourth Securities Purchase Agreement, the Company issued and sold, and the investors purchased, in a private placement (the “Fourth PIPE Financing”), 6,250 of the 10,000 shares of the Series D Preferred Stock in exchange for the receipt of 1,000,279 shares of Series D Preferred Stock of Stella Diagnostics, Inc, (the “Stella Series D Preferred Stock”), in which a portion of the Series D Preferred Stock of Stella Diagnostics was owned by a related party investor (see Note 13), in lieu of cash, which was initially included in investment in equity securities on the accompanying balance sheet. The fair value of Stella’s Series D Preferred Stock received was determined to be $500,000 as of the transaction date, based on the subsequent sale of the 1,000,279 Stella Series D Preferred Stock for $500,000 in cash, pursuant to Stock Purchase Agreements dated August 20, 2025. Accordingly, the Company recognized the issuance of its Series D Preferred Stock to investors at a cost of $500,000, which represents the fair value of the consideration received. The difference between the stated value of the Company’s Series D Preferred Stock ($5.0 million) and the fair value of the consideration received ($500,000) was recorded as a decrease to additional paid-in capital, which amounted to $4.5 million.

On June 5, 2025, the Company sold 938 shares of Series D Preferred Stock for gross cash proceeds of $750,400 in an additional closing of the Fourth PIPE Financing.

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

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

On July 18, 2025, the Company sold an additional 497 shares of Series D Preferred Stock for gross cash proceeds of $397,600 in an additional closing, and the Company received net proceeds of $320,801.

In aggregate, during the year ended December 31, 2025, the Company sold 3,750 shares of Series D Preferred Stock for gross cash proceeds of $3,000,000 and the Company received net cash proceeds of $2,560,981, which is net of offering costs of $439,020.

On September 15, 2025, the 30th day following the effective date of the registration statement to be filed pursuant to the Registration Rights Agreement, the conversion price of Series D Preferred Stock was lowered to from $15.60 to $5.36, the Series D Adjustment Price. In connection with this down round triggering event, during the year ended December 31, 2025, the Company recorded a deemed dividend of $6,649,828, which represents the fair value of excess common stock convertible and issuable to the preferred shareholders upon the occurrence of the initial trigger event based on a per common share price of $5.43, the effect of which was an increase in the net loss attributable to common shareholders in the accompanying consolidated statement of operations for the year ended December 31, 2025.

During the three months ended September 30, 2025, 200 shares of Series D Preferred Stock were converted into 37,314 shares of Common Stock. The conversion ratios were at the Series D Adjustment Price.

During the three months ended December 31, 2025, 4,448 shares of Series D Preferred Stock were converted into 7,359,955 shares of Common Stock at conversion share prices ranging from $5.36, the Series D Adjustment Price, down to $0.05 per share. Conversion prices were lower than the conversion price of the Series D Preferred Stock then in effect. The lower conversion price lowered the Series D Preferred Stock conversion price from $5.36 per share to $0.05 per share. In connection with these down round triggering events, during the fourth quarter of 2025, the Company recorded a deemed dividend of $33,219,897, which represents the fair value of excess common stock convertible and issuable to the Series D Preferred shareholders upon occurrence of the trigger event based on an average per share common share price of $0.28, the effect of which was an increase in the net loss attributable to common shareholders in the accompanying consolidated statement of operations for the year ended December 31, 2025.

As of December 31, 2025, there were 5,352 remaining shares of Series D Preferred Stock, which were convertible into approximately 107,040,000 shares of Common Stock.

Successor Series E Convertible Preferred Stock

On October 14, 2025, the Company entered into the Fifth Securities Purchase Agreement with certain accredited investors named therein, pursuant to which the Company agreed to issue and sell up to 9,750 shares of the Company’s Series E Preferred Stock for an aggregate purchase price of up to $7 million in one or more closings. On October 15, 2025, the Company and the requisite buyers party to the Fifth Securities Purchase Agreement entered into Amendment No. 1 to the Securities Purchase Agreement (the “SPA Amendment”) to add an additional Buyer (as defined in the Fifth Securities Purchase Agreement) and increase the size of the Initial Closing (as defined in the Fifth Securities Purchase Agreement) by $500,000 to an aggregate of approximately $2.25 million of gross proceeds (see below) and reduce the size of the Additional Closings (as defined in the Fifth Securities Purchase Agreement) by an offsetting amount. There was no change to the aggregate amount of up to $7 million of proceeds to be funded pursuant to the Fifth Securities Purchase Agreement upon consummation of all of the Closings (as defined in the Fifth Securities Purchase Agreement) provided for therein.

On October 16, 2025, pursuant to the Fifth Securities Purchase Agreement, the Company issued and sold, and certain investors purchased 3,816 shares of the Series E Preferred Stock for aggregate gross proceeds of approximately $2.25 million, paid in cash at share prices ranging from $308.00 to $800.00 per share. The Company received net proceeds of $1,926,133, which is net of offering costs of $330,247. Each Additional Closing under the Fifth Securities Purchase Agreement is subject to a mutual option of the Company and certain investors and satisfaction of customary closing conditions.

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

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

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

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

Other Adjustments. In connection with the Private Placement, the Company has agreed to seek stockholder approval at a special meeting of stockholders, of the issuance of Conversion Shares at a conversion price below the Series E Conversion Price (the date of such approval, the “Series E Stockholder Approval Date”). If the Company has not otherwise obtained such stockholder approval prior to October 31, 2025, which did not occur, then the Company shall (i) file a preliminary Proxy Statement seeking such stockholder consent with the SEC no later than October 31, 2025, (ii) use reasonable best efforts to file the definitive Proxy Statement no later than November 30, 2025 and (iii) use reasonable best efforts to hold the Stockholder Meeting no later than December 31, 2025 (the “Stockholder Meeting Deadline”). The Company filed its preliminary Proxy Statement on November 17, 2025, filed its definitive Proxy Statement on November 28, 2025, and held its annual meeting on December 19, 2025. If, on or after the Series E Stockholder Approval Date, the Company issues any shares of Common Stock for a consideration per share (the “New Issuance Price”) less than a price equal to the Series E Conversion Price in effect immediately prior to such issuance (each, a “Dilutive Issuance”), the Series E Conversion Price shall be reduced to the New Issuance Price; provided that, if any Dilutive Issuances or other events that would have resulted in an adjustment to the Series E Conversion Price prior to the Series E Stockholder Approval Date, the Series E Conversion Price shall automatically adjust to such New Issuance Price on the Series E Stockholder Approval Date. Accordingly, on December 19, 2025, the conversion price of the Series E Preferred Stock was reduced to $0.05 per share,

Bankruptcy Triggering Event Redemption Right. Upon any bankruptcy Series E Triggering Event, the Company shall immediately redeem in cash all amounts due under the Series E Preferred Stock at a 25% premium to the greater of (x) the amount of shares of Series E Preferred Stock then outstanding and (y) the equity value of the shares of Series E Preferred Stock then outstanding, unless the holder waives such right to receive such payment. The equity value of the Common Stock underlying the Series E Preferred Stock is calculated using the greatest closing sale price of the Common Stock on any trading day immediately preceding such bankruptcy Series E Triggering Event and the date the Company makes the entire payment required.

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

On December 19, 2025, the date of the Special Meeting of the Company, the stockholders of the Company approved, subject to certain conditions, the issuance of shares of Common Stock in accordance with Nasdaq Listing Rule 5635, upon the conversion of the Company’s Series E Preferred stock. Pursuant to the Series E Certificate and Designations. the Series E Conversion Price shall automatically adjust to such New Issuance Price on the Series E Stockholder Approval Date. Since October 14, 2025, the Company converted Series C Preferred Stock at a lower price than the Series E conversion price then in effect of $4.1625. Accordingly, the conversion price of the 3,816 Series E Preferred Stock adjusted from a conversion price of $4.1625 to $0.05 per share. In connection with these down round triggering events, during the fourth quarter of 2025, the Company recorded a deemed dividend of $7,163,308, which represents the fair value of excess common stock convertible and issuable to the Series E Preferred shareholders upon occurrence of the trigger event based on an average per share common share price of $0.095, the effect of which was an increase in the net loss attributable to common shareholders in the accompanying consolidated statement of operations for the year ended December 31, 2025.

Registration Rights Agreement

On October 14, 2025, the Company entered into the Fifth Registration Rights Agreement, pursuant to which the Company filed a registration statement with the SEC, to register for resale the Common Stock issuable upon the conversion of the Series E Preferred Stock.

As of December 31, 2025, there were 3,816 shares of Series E Preferred Stock issued and outstanding, which were convertible into approximately 76,320,000 shares of Common Stock at a conversion price of $0.05 per share.

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

Purchase of Common Stock by Keystone Capital Partners under the Equity Line of Credit (“ELOC”)

On February 14, 2024, in conjunction with, and as a condition to the closing of the Series A PIPE Financing, the Company entered into a common stock purchase agreement with Keystone Capital Partners, L.P. (“Keystone”), pursuant to which we may sell and issue, and Keystone is obligated to purchase, up to 12,500 shares subject to the Company obtaining all necessary stockholder approvals to issue the shares to Keystone. The price of the shares purchased by Keystone under the ELOC is 90% of various volume-weighted average price (“VWAP”) and closing price-based formula, and requires a waiver, should the selling price be below $2,000.00 per share. As consideration for Keystone’s commitment to purchase shares of Common Stock pursuant to the Old Keystone Purchase Agreement, we issued an aggregate of 932 shares of Common Stock to Keystone. On November 8, 2024, the Company consummated a purchase agreement with Keystone (the “November 2024 Keystone Purchase Agreement”) pursuant to which we may sell and issue, and Keystone is obligated to purchase, up to $20.6 million of shares of Common Stock, constituting the remaining unsold balance under the original Keystone Purchase Agreement, subject to certain market conditions. The price of the shares purchased by Keystone under the ELOC is 90% of various volume-weighted average price (“VWAP”) and closing price-based formula, and requires a waiver, should the selling price be below $20.00 per share. On July 11, 2025, the Company entered into an agreement to issue and sell 12,500,000 shares of Common Stock under the New Keystone Purchase Agreement. As the New Keystone Purchase Agreement constitutes a continuation of the equity line program commenced under the February 2024 Purchase Agreement, the Commitment Shares issued to the Investor pursuant to the February 2024 Purchase Agreement shall satisfy in full the Company’s obligation to deliver any additional shares of Common Stock to the Investor as consideration for entering into the New Keystone Purchase Agreement. On November 26, 2025, the Company entered into an agreement to issue and sell 729,596,950 shares of Common Stock under the November 2025 Keystone Purchase Agreement. As the November 2025 Keystone Purchase Agreement constitutes a continuation of the equity line program commenced under the February 2024 Purchase Agreement, the Commitment Shares issued to the Investor pursuant to the February 2024 Purchase Agreement shall satisfy in full the Company’s obligation to deliver any additional shares of Common Stock to the Investor as consideration for entering into the November 2025 Keystone Purchase Agreement.

For the period from February 14, 2024 through December 31, 2024, the Company sold 22,675 common shares of the Company for gross proceeds of approximately $4.9 million under the Keystone ELOC. The Company received net proceeds of approximately $4.1 million, and as of December 31, 2024, the Company had a stock subscription receivable of $716,694, which was collected in January 2025. The Company sought and received a waiver to sell the shares below $2,000.00 per share.

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

During the three months ended December 31, 2025, the Company sold 12,246,318 shares of Common Stock pursuant to the New Keystone Purchase agreement for net proceeds of $1,451,522.

Issuance of Common Stock to Arena Business Solutions Global SPC II, Ltd. (“Arena”) for the Arena ELOC

On February 23, 2024, the Company entered into a common stock purchase agreement (the “Arena Purchase Agreement”) with Arena, pursuant to which we may sell and issue, and Arena is obligated to purchase, up to $25,000,000 of Common Stock. The price of the shares purchased by Arena under the ELOC is 90% of various VWAP and closing price-based formulae, and requires a waiver, should the selling price be below $500.00 per share. As consideration for Arena commitment to purchase shares of Common Stock pursuant to the Arena Purchase Agreement, in May 2024, the Company issued 173 shares of Common Stock to Arena valued at $500,000, which was reflected as deferred offering costs on the accompanying consolidated balance sheet as of December 31, 2024. The Company has sold no shares of Common Stock to Arena under the Arena ELOC during the year ended December 31, 2025 and 2024. As of December 31, 2025, the Company wrote off the deferred offering costs of $500,000 since the likelihood of raising funds pursuant to the Arena Purchase Agreement is unlikely. Accordingly, the write off of deferred offering costs of $500,000 is reflected as part of the $605,419 write off of deferred offering expense in other income (expenses) on the accompanying statements of operations.

Sale of Pre-funded Warrants and Common Stock

On February 5, 2025, the Company announced the pricing of a reasonable best efforts public offering (the “Offering”), with participation from a member of the Company’s board of directors and a single institutional investor, for the purchase and sale of (i) 127,551 shares of Common Stock or common stock equivalents in lieu thereof (the Company sold 15,000 shares of its common stock and 112,551 pre-funded warrants); and (ii) common warrants to purchase up to 127,551 shares of common stock (the “Warrants”), at a combined public offering price of $39.20 per share and Warrant. In connection with the Offering, on February 5, 2025, the Company entered into a securities purchase agreement (the “SPA”) with the investors. The SPA contains customary representations, warranties and agreements of the Company and each investor and customary indemnification rights and obligations of the parties. In connection with this offering, the Company received net proceeds of approximately $4.2 million, which is net of offering costs and fees of $839,004. During the year ended December 31, 2025, 15,000 shares of common stock were purchased upon the closing of the Offering for proceeds of $588,000 and 101,764 shares were issued in connection with the exercise of pre-funded warrants for proceeds of $203, totaling 116,764 shares of its common stock issued of the aggregate amount of 127,551 Common Stock shares sold. As of December 31, 2025, 10,787 pre-funded warrants remain exercisable.

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

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

In connection with the Offering, on February 5, 2025, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Alliance Global Partners (“A.G.P.”), as the exclusive placement agent in connection with the Offering (the “Placement Agent”). Pursuant to a side letter between the Placement Agent and JonesTrading Institutional Services LLC (“Jones”), dated February 3, 2025, Jones agreed to be a financial advisor for the Offering. In connection with the services provided by Jones, the Placement Agent and Jones agreed that the Placement Agent will receive an aggregate fee equal to 6% of the gross proceeds received in the Offering and Jones will receive an aggregate fee equal to 3% of the gross proceeds received in the Offering. In addition, the Company agreed to reimburse the Placement Agent for its legal fees and expenses and other out-of-pocket expenses in an amount up to $85,000, non-accountable expenses of up to $25,000 and has agreed to reimburse Jones for all reasonable and documented out-of-pocket fees and expenses, including but not limited to travel and other out-of-pocket expenses in an amount not to exceed $15,000. In aggregate, the Placement Agent and Jomes were paid fees and expenses of $524,983.

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

In connection with the Offering, the Conversion Price of the Series A Preferred Stock and Series C Preferred Stock reset to $39.20 per share of Common Stock, which was further adjusted downward to $0.05, as noted above.

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

Public and Private Placement Warrants (Successor)

As of December 31, 2025 and 2024, there were 4,596 Public and Private Placement Warrants outstanding (as adjusted for the 1-for-100 and 1-for 20 reverse stock splits), each with a right to purchase one share of Common Stock for $23,000 per share. The Public and Private Placement Warrants became exercisable 30 days after the Merger and expire in February 2029. No warrants were exercisable for cash unless the Company had an effective and current registration statement covering the Common Stock issuable upon exercise of the warrants and a current prospectus relating to such Common Stock. The Public and Private Placement Warrants were registered under a resale registration statement on Form S-1 (File No. 333-279156), which was declared effective by the Securities and Exchange Commission on July 5, 2024.

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

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

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

Series A Common Warrants (Successor) - February 2024

The Company’s 306 Series A Common Warrants were initially exercisable for cash at an exercise price equal to the greater of (x) $18,400 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events) and (y) the closing price of the Common Stock on the trading day immediately prior to the Subscription Date (as defined in the Series A Common Warrant Agreement). The exercise price is subject to adjustment for stock splits, combinations and similar events, and, in the event of stock dividends and splits, the number of shares of Common Stock issuable upon the exercise of the February 2024 PIPE Common Warrants will also be adjusted so that the aggregate exercise price shall be the same immediately before and immediately after any such adjustment. On stockholder approval for the issuance of shares underlying the warrants, granted April 30, 2024, the exercise price of the Series A Common Warrants was adjusted to $2,780 per share, per the terms of the Securities Purchase Agreement. On April 30, 2024, the Company calculated the total fair value of the consideration for the modification of the Series A Common Warrants, which includes the incremental fair value of the Series A Common Warrants (determined by comparing the fair values immediately prior to and immediately after the modification). The incremental fair value was calculated using the Black-Scholes option-pricing model and amounted to $276,839, the effect of which was an increase in the net loss attributable to common shareholders in the statement of operations for the year ended December 31, 2024. In calculating the incremental fair value on April 30, 2024, the Company used the following assumptions:

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

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

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

On February 5, 2025, in connection with the sale of pre-funded warrants and common stock (See Note 8), the exercise price of the Series C Common Warrants was lowered to $0.80 per warrant share. Upon the trigger of the down-round provision of the Series C Common Warrants, on February 5, 2025, the Company recorded a deemed dividend of $83,083 which represents the fair value transferred to the warrant holders from the down-round feature being triggered. The Company calculated the difference between the Series C Common Warrant’s fair value on February 5, 2025, the date the down-round feature was triggered, using the current exercise price at the time of $196.00 and the new exercise price of $0.80. The deemed dividend increased net loss attributable to common shareholders by $83,083 in the consolidated statement of operations for the year ended December 31, 2025. The fair value of the Series C Common Warrants immediately prior to and immediately after the exercise price adjustment, were estimated using the Black-Scholes option-pricing model with the following assumptions:

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

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

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

During the year ended December 31, 2025, the 625 remaining Series A Preferred Warrants were exercised into 625 shares of Series A Preferred Stock for gross proceeds of $500,000.

The Company’s Preferred Warrants were exercisable into Series A Preferred Stock, which had no cash redemption features that required liability treatment. The Company recorded the Preferred Warrants as equity.

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

February 2025 Pre-funded Warrants and February 2025 Common Warrants

On February 5, 2025, in connection with the February 2025 Offering (See Note 8), the Company sold (i) 15,000 shares of Common Stock, (ii) Pre-Funded Warrants to purchase up to 112,551 shares of Common Stock, and (iii) Common Warrants to purchase up to 127,551 shares of common stock, at a combined public offering price of $39.20 per share and Warrant. During the year ended December 31, 2025, 101,764 shares of its common stock were issued following the exercise of certain Pre-Funded Warrants. At December 31, 2025, the remaining 10,787 Pre-Funded Warrants remain exercisable. The Pre-Funded Warrants are exercisable at any time and have no expiration date

Additionally, in connection with the February 2025 Offering, the Company issued the February 2025 Common Warrants to purchase up to 127,551 shares of common stock with an exercise price of $39.20 per share, which are immediately exercisable upon stockholder approval and have a term of exercise equal to five years following date of the initial exercise date. The exercise price and number of shares of Common Stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Common Stock and the exercise price.

A summary of outstanding warrants as of December 31, 2025 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Public and Private Placement Warrants	4,596	$23,000.00	3.13
February 2024 Series A Common Warrants	306	2,780.00	1.62
September 2024 Series C Common Warrants	4,088	0.80	2.21
December 2024 Common Warrants	4,203	112.20	2.48
January 2025 Common Warrants	8,193	116.40	2.52
February 2025 Pre-funded Warrants	10,787	0.002	No expiration date
February 2025 Common Warrants	127,551	39.20	4.11
Outstanding as of December 31, 2025	159,724	$707.39	3.89

On December 31, 2025, the intrinsic value of the warrants amounted $734.00.

NOTE 10 – FAIR VALUE MEASUREMENTS

Investment in equity securities

On April 22, 2025, pursuant to the Fourth Securities Purchase Agreement, the Company issued and sold, and the investors purchased, in a private placement (the “Fourth PIPE Financing”), 6,250 shares of its Series D Preferred Stock to investors in exchange for the receipt of 1,000,279 shares of the Stella Series D Preferred Stock, in which a portion of the Stella Series D Preferred Stock was owned by a related party investor (see Note 13). The exchange of shares was in lieu of cash, the cost of which was initially included in investment in equity securities. The fair value of Stella’s Series D Preferred Stock received was determined to be $500,000 as of the transaction date, based on the subsequent sale of the 1,000,279 Stella Series D Preferred Stock $500,000 in cash, pursuant to a Stock Purchase Agreement dated August 20, 2025. Accordingly, the Company determined that the fair value of the equity securities on the date of the Fourth Securities Purchase Agreement of April 21, 2025 was equal to $500,000. Additionally, the Company recognized the issuance of its Series D Preferred Stock to investors at a cost of $500,000, which represented the fair value of the consideration received. The difference between the stated value of the Company’s Series D Preferred Stock ($5.0 million) and the fair value of the consideration received ($500,000) was recorded as a decrease to additional paid-in capital, which amounted to $4.5 million, during the three months ended June 30, 2025. The investment in Stella’s Series D Preferred Stock was classified as an equity security without a readily determinable fair value and was accounted for under the measurement alternative in accordance with ASC 321, Investments – Equity Securities. Under this method, the investment was initially recorded at cost, which was determined to be equal to the fair value of the consideration received, and is subsequently adjusted for observable price changes in orderly transactions for the same or similar securities and for impairment, if any. This non-cash transaction during the year ended December 31, 2025 did not impact the Company’s cash flows and is disclosed as a non-cash investing and financing activity in the consolidated statement of cash flows in accordance with ASC 230, Statement of Cash Flows.

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

Earnout and warrant liabilities

As a result of the Merger in February 2024, the Company recognized an initial earnout liability of approximately $4.9 million on the merger date (see note 2). The earnout liability is measured using unobservable (Level 3) inputs and is included in current liabilities on the accompanying consolidated balance sheet. The Company initially recorded the earnout liability at estimated fair value using a Monte Carlo analysis and historically, revalued the earnout liability at each subsequent period using the Monte Carlo method. During 2025, the Company determined that the valuation of the 600 common shares underlying the earnout liability was de-minimis. During 2024, the Monte Carlo analysis used the following assumptions:

	December 31, 2024	February 14 2024
	(Successor)	(Successor)
Starting share price	$120.00	$9,800.00
Tranche 1 trigger price	$2,500.00	$6,400.00
Tranche 2 trigger price	$3,000.00	$7,700.00
Contractual term (in years)	3.1	4.0
Volatility	100%	90%
Risk-free interest rate	4.23%	4.20%

The classification of the fair value of the earnout liability and derivative liabilities and the change in the fair value measurement using significant inputs (Level 3) for the year ended December 31, 2025 (Successor), for the period from January 1, 2024 through February 13, 2024 (Predecessor), and for the period from February 14, 2024 through December 31, 2024 (Successor) for the Company is presented below:

	Level 1	Level 2	Level 3	Total
Preferred stock warrant liability (Predecessor):
Balance at December 31, 2023	$-	$-	$320,117	$320,117
Reclassification of warrant liability to equity	-	-	(320,117)	(320,117)
Balance at February 13, 2024	$-	$-	$-	$-

Earnout liability (Successor):
Balance at February 14, 2024	$-	$-	$4,900,000	$4,900,000
Gain on revaluation of earnout liability	-	-	(4,880,000)	(4,880,000)
Balance at December 31, 2024	-	-	20,000	20,000
Revaluation of earnout liability	-	-	-	-
Balance at December 31, 2025	$-	$-	$20,000	$20,000

NOTE 11 – STOCK-BASED COMPENSATION

In October 2016, Predecessor’s Board of Directors approved the adoption of an Equity Incentive Plan (“Predecessor EIP”). As amended, the Predecessor EIP permitted the Predecessor to grant awards allowing for the issuance of up to 4,888,402 shares of Predecessor’s common stock. On close of the Merger, outstanding awards issued for the Predecessor EIP were converted to options to purchase a number of shares of the Company’s Common Stock equal to the number of Predecessor shares multiplied by the Merger Exchange Ratio of 0.064452 at a price of the Predecessor option strike price divided by the Merger Exchange Ratio. The Predecessor EIP was then cancelled.”

On March 25, 2024, stockholders approved the 2024 Employee Stock Purchase Plan (the “2024 ESPP”), with initial reserves of 255 shares of common stock. The 2024 ESPP became effective on February 14, 2024. The 2024 ESPP also has an evergreen provision. On January 1, 2025, the reserve increased by 510 shares. No awards have been granted under the 2024 ESPP as of December 31, 2025.

On March 25, 2024, stockholders approved the 2024 Equity Incentive Plan (the “2024 Plan”), with initial reserves of 2,586 shares of common stock. The 2024 Plan became effective on February 14, 2024. At a special meeting of stockholders on April 30, 2024, the stockholders approved an increase in the number of shares available for issuance under the 2024 Plan and the number of shares that may be issued pursuant to incentive stock options, by an additional 1,000 shares each. At a special meeting of stockholders on November 11, 2024, the stockholders approved an increase in the number of shares available for issuance under the 2024 Plan and the number of shares that may be issued pursuant to incentive stock options, by an additional 10,423 shares each. The 2024 Plan has an evergreen provision that allows for an annual increase in the number of shares available for issuance under the 2024 Plan to be added on the first day of January, starting with January 1, 2025, in an amount equal to the lesser of (i) 5% of the fully diluted shares of our Common Stock on the immediately preceding December 31 or (ii) such number of shares as determined by our board in each case subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. On January 1, 2025, the number of shares reserved under the 2024 Plan was increased by 5% of the fully diluted shares of our common stock on the immediately preceding December 31, or 9,485 shares. On May 29, 2025, at the Company’s annual meeting, the stockholders approved an amendment to the 2024 Plan to increase the number of shares issuable thereunder by an additional 100,000 shares of Common Stock. On December 19, 2025, at the Company’s 2025 Special Meeting, the stockholders approved an amendment to the 2024 Plan to increase the number of shares issuable thereunder by an additional 32,000,000 shares of Common Stock.

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

During the six months ended June 30, 2024, the Company’s Board of Directors granted directors, officers and employees options to purchase up to 2,520 shares of Common Stock for exercise prices ranging from $704.00 per share to $9,620.00 per share under the 2024 Plan (as defined below). The grants have various vesting conditions, including time-based and performance-based terms. These stock options expire through June 24, 2034. On September 30, 2024 and October 1, 2024, 1,728 of these stock options were cancelled due to termination or other reasons. Additionally, on October 1, 2024, the exercise price of the remaining 792 outstanding options granted under the 2024 Plan was adjusted to $200.00 per share, with all other terms of the original grant to remain without adjustment. On October 1, 2024, the Company calculated the total fair value of the consideration for the modification of these stock options, which includes the incremental fair value of the stock options (determined by comparing the fair values immediately prior to and immediately after the modification). The fair values were calculated using the Black-Scholes option-pricing model, and the Company determined that the total fair value of the consideration related to the modification of these stock options amounted to $76,027, of which $28,636 was expensed immediately and $47,391 is being recorded as stock-based compensation expense over the remaining vesting term.

On October 1, 2024, the Company’s Board of Directors granted directors, officers and employees options to purchase up to 2,389 shares of common stock for $200.00 per share. The grants have various vesting conditions, including time-based and performance-based terms. These stock options expire on October 1, 2034.

On March 4, 2025, the Company’s Board of Directors granted an aggregate of 20,313 stock options under the 2024 Plan, to board members, exercisable on the date of grant at $28.60 per share with a ten-year term and a portion of the 20,313 stock options vest over a requisite service period, which is usually the vesting period, and a portion vests upon the completion of certain performance-based vesting terms. These options were valued at $488,720 on the grant date using a Black Scholes option pricing model using the assumptions summarized below. The Company calculated the fair value of the unvested stock options, in the amount of $488,720, which is being amortized over the vesting period ranging from one to four years or as certain performance-based vesting terms have been met.

On May 30, 2025, the Company’s Board of Directors granted an aggregate of 50,591 stock options under the 2024 Plan, to executive officers, board members, employees, and consultants, exercisable on the date of grant at $8.91 per share with a ten-year term and vest over a requisite service period, which is usually the vesting period, or as certain performance-based vesting terms are met. These options were valued at $351,862 on the grant date using a Black Scholes option pricing model using the assumptions summarized below. The Company calculated the fair value of the unvested stock options, in the amount of $351,862, which is being amortized over the vesting period or as certain performance-based vesting terms have been met.

Predecessor’s Stock option activity for the period from December 31, 2023 through February 14, 2024, the Company’s successor stock option activity for the period from February 14, 2024 through December 31, 2024, and for the year ended December 31, 2025 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Outstanding	Price Per	Life
	Shares	Share	(in Years)
Balance, December 31, 2023 (Predecessor)	25	$8,378.40	6.86
Options cancelled (Predecessor)	(25)	8,378.40
Balance, February 14, 2024 (Predecessor)	-	$-	-

Balance, February 14, 2024 (Predecessor)	-	$-	-
Options granted (Successor)	4,909	1,818.20	-
Options cancelled (Successor)	(1,662)	2,922.40	-
Balance, December 31, 2024 (Successor)	3,247	200.00	9.64
Options granted	70,904	14.55	-
Balance, December 31, 2025 (Successor)	74,151	$22.67	9.32
Options exercisable as of December 31, 2025	37,567	$32.63	9.25

On December 31, 2025, the intrinsic value of the stock options amounted $0.

The Company estimated the fair value of the stock options during the year ended December 31, 2025 and for the period from February 14, 2024 to December 31, 2024 using Black-Scholes with the following assumptions.

	Year Ended December 31,	February 14, 2024 to December 31,
	2025	2024
	(Successor)	(Successor)
Risk-free interest rate	3.986 to 4.01%	3.75% to 4.89%
Expected life (in years)	5.0	5.0 to 7.0
Expected dividend yield	-%	-%
Expected volatility	104.54% to 121.09%	62.4% to 106.6%

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

There were no stock options granted during the predecessor period from January 1, 2024 and February 13, 2024.

For the period from February 14, 2024 through December 31, 2024, the Company recorded stock-based compensation expense of $924,668, of which $547,910 was related to R&D and $376,758 was related to general and administrative. For the period from January 1, 2024 through February 13, 2024, Predecessor recorded an immaterial amount of stock-based compensation expense.

For the year ended December 31, 2025, the Company recorded stock-based compensation expense of $1,096,056, of which $271,349 was related to research and development and $824,707 was related to general and administrative.

As of December 31, 2025, the Company had approximately $771,093 of unamortized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 1.5 years. The weighted average grant date calculated fair value per share of the Company’s options granted during the year ended December 31, 2025 was $11.86. The weighted average grant date calculated fair value per share of the Company’s options granted during the period February 14, 2024, through December 31, 2024, was $61.54. As of December 31, 2025, the intrinsic value of outstanding stock options was $0.00.

NOTE 12 – 401(K) RETIREMENT SAVINGS PLAN

The Company sponsors a 401(k) defined contribution plan covering eligible employees who elect to participate. The Company is allowed to make discretionary profit sharing and 401(k) matching contributions as defined in the plan and as approved by the Board of Directors. The Company’s contributions for the period from February 14, 2024 through December 31, 2024 was $44,077 and Predecessor contributions during the period from January 1, 2024 through February 13, 2024 was $8,657. During the year ended December 31, 2025, the Company recorded 401(k) expense of $46,200.

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

The following table summarizes the shares of our Series A Preferred Stock purchased by related parties:

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

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

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

During the year ended December 31, 2025 and for the period from February 14, 2024 to December 31, 2024, the Company incurred consulting fees of $245,000 and $105,000 to members of the Company’s board of directors, respectively.

NOTE 14 – INCOME TAXES

The components of loss before income taxes were as follows:

	2025 (Successor)	2024 (Successor and Predecessor)
Domestic	$(19,920,262)	$(8,304,423)
Total loss before income taxes	$(19,920,262)	$(8,304,423)

The Company has not recorded a current or deferred tax provision for years ended December 31, 2025 and 2024.

The following table reconciles the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the year ended December 31, 2025:

	For the Year Ended December 31, 2025
	Amount	Percentage
Federal income tax at statutory rate	$(4,183,000)	(21.0)
Permanent differences	97,000	0.5
Tax credits generated in current year, net of utilized	(62,000)	(0.3)
Change in valuation allowance	4,148,000	20.8
Total	$-	-

As previously disclosed for the year ended December 31, 2024, prior to the adoption of ASU 2023-09, the effective income tax rate differed from the federal statutory income tax rate as follows:

2024
Federal income tax at statutory rate	$(1,745,000)
State income tax, net of federal benefit	(580,000)
Permanent differences	(1,358,000)
Tax credits generated in current year, net of utilized	(408,000)
Other	51,000
Change in valuation allowance	4,040,000
Total	$-

The approximate components of the net deferred tax assets as of December 31, 2025 and 2024 were as follows:

	2025	2024
Net operating loss carryforwards	$20,461,000	$12,227,000
Section 174 research and development capitalization	-	2,999,000
Research credits	2,005,000	1,943,000
Fixed assets and intangible assets	361,000	403,000
Right of use asset	(185,000)	(410,000)
Lease liability, net	386,000	251,000
Accruals and others	154,000	230,000
	23,182,000	17,643,000
Less: valuation allowance	(23,182,000)	(17,643,000)
Net deferred tax assets	$-	$-

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

The Company has incurred significant tax losses since inception. Based on the available objective evidence, management cannot conclude it is more likely than not that the net deferred tax assets will be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets. For the periods ended December 31, 2025 and 2024, the valuation allowance increased by approximately $5,539,000 and $4,040,000, respectively.

At December 31, 2025, the Company has federal net operating loss carryforwards of approximately $727,000 that begin to expire in 2036. The Company also has federal net operating losses of $72,677,000 that arose after the 2017 tax year that will carry forward indefinitely and the utilization of which is limited to 80% of taxable income for tax years beginning after 2021. The Company has state net operating loss carryforwards of approximately $72,262,000 that will begin to expire in 2036.

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

On July 4, 2025, the OBBBA was enacted, which included among other provisions the restoration of immediate expensing of domestic research and experimental (“R&E”) expenditures under Section 174. Pursuant to the OBBBA’s transition rules, the Company elected to expense all unamortized domestic R&E costs previously capitalized between 2022 and 2024 in 2025. As the Company maintains a valuation allowance against its net deferred tax assets, including NOLs, this election resulted in no change to tax expense for the year ended December 31, 2025.

As of December 31, 2025, the Company has research credit carry forwards of approximately $1,315,000 and $1,509,000 for federal and state tax purposes, respectively. If not utilized, the federal carryforward will expire in various amounts beginning in 2040. The California credits can be carried forward indefinitely. The Company has not undertaken a detailed analysis of all amounts claimed as research credits for federal or state tax purposes. As a result, amounts ultimately realized for research credits were included in management’s consideration of uncertain tax benefits.

As of December 31, 2025 and 2024, the Company had an unrecognized tax benefit balance of approximately $549,000 and $538,000, respectively, related to R&D credits.

No amount of unrecognized tax benefits as of December 31, 2025 and 2024, if recognized, would reduce the Company’s effective tax rate because the benefits would be in the form of tax credit carryforwards, which would attract a full valuation allowance. There are no provisions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. Because the statute of limitations does not expire until after the net operating loss and credit carryforwards are actually used, the statutes are still open on calendar years ended 2016 and 2017 forward for federal and state purposes.

The Company did not recognize any expense for interest and penalties related to uncertain tax positions during 2025 and 2024, and the Company does not have any amounts related to interest and penalties accrued as of December 31, 2025 and 2024.

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

A reconciliation of the beginning and ending amount of the liability for uncertain tax positions, excluding potential interest and penalties, is as follows:

Balance as of December 31, 2024	$538,000
Increase/(decrease) based on current year tax positions	11,000
Increase/(decrease) for prior year tax positions	-
Lapses of applicable statutes	-
Balance as of December 31, 2025	$549,000

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, the Company may be involved in litigation or receive claims arising out of our operations in the normal course of business. We are not currently a party to any other legal proceeding or are aware of claims that we believe would, if decided adversely, have a material adverse effect on the Company’s business, financial condition, or operating results.

See Note 7 for leases.

NOTE 16 – SUBSEQUENT EVENTS

On January 1, 2026, in connection with the 2024 Plan’s evergreen provision that allows for an annual increase in the number of shares available for issuance under the 2024 Plan to be added on the first day of January in an amount equal to the lesser of (i) 5% of the fully diluted shares of our Common Stock on the immediately preceding December 31 or (ii) such number of shares as determined by our board in each case subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization, the number of shares reserved under the 2024 Plan was increased by 5% of the fully diluted shares of our common stock on the immediately preceding December 31, or 12,386,327 shares.

On January 7, 2026, the Company’s Board of Directors granted an aggregate of 44,386,333 stock options under the 2024 Plan, to executive officers, board members, employees, and consultants, exercisable on the date of grant at $0.055 per share with a ten-year term and vest over a requisite service period, which is usually the vesting period, or as certain performance-based vesting terms become probable. These options were valued at approximately $2.4 million on the grant date using a Black Scholes option pricing model. The Company shall record the fair value of the unvested stock options, in the amount of approximately $2.4 million, which is being amortized over the vesting period or as certain performance-based vesting terms are met.

During the period from January 1, 2026 to April 15, 2026, the Company sold 14,484,015 shares of Common Stock pursuant to the New Keystone Purchase agreement for net proceeds of $523,502.

In January 2026, 60 shares of Series D Preferred Stock were converted into 1,200,000 shares of Common Stock. The conversion ratios were at current conversion price of $0.05 per share.

On February 9, 2026, the Company issued and sold a convertible promissory note for a purchase price of $750,000, having a principal face value of $937,500 (the “February 2026 Note”) to Keystone Capital Partners, LLC (“Lender”). Pursuant to the February 2026 Note, the Company may borrow, from time to time thereunder, up to a maximum aggregate amount not to exceed a sum of $1,000,000. The February 2026 Note bears interest at a rate of 10% per annum, matures on July 9, 2027, and is convertible into shares of the Company’s Common Stock. On March 6, 2026, the Company issued and sold a convertible promissory note for a purchase price of $750,000, having a principal face value of $937,500 (the “March 2026 Note”) to the Lender. Pursuant to the March 2026 Note, the Company may borrow, from time to time thereunder, up to a maximum aggregate amount not to exceed a sum of $1,000,000. The March 2026 Note bears interest at a rate of 10% per annum, matures on August 6, 2027, and is convertible into shares of the Company’s Common Stock. At any time after the issuance of the February 2026 Note and March 2026 Note, the Lender, at its option, is entitled to convert all or any lesser portion of the outstanding principal amounts and accrued but unpaid interest into Common Stock at a conversion price equal to the lesser of (i) $0.05 and (ii) 80% of the average of the 5 (five) lowest intraday trading prices during the 20 (twenty) days prior to the day that the Lender requests conversion, unless otherwise modified by mutual agreement between the parties, subject to certain adjustments and limitations, including a beneficial ownership limitation of 4.99%. Additionally, on April 8, 2026, the Company issued and sold a convertible promissory note for a purchase price of $350,000, having a principal face value of $437,500 (the “April 2026 Note”) to Lender. Pursuant to the April 2026 Note, the Company may borrow, from time to time thereunder, up to a maximum aggregate amount not to exceed a sum of $1,000,000. The April 2026 Note bears interest at a rate of 10% per annum, matures on April 9, 2027, and is convertible into shares of the Company’s common stock. At any time after the issuance of the Apri 2026 Note, the Lender, at its option, is entitled to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into common stock at a conversion price equal to the lesser of (i) $0.05 and (ii) 80% of the average of the 5 (five) lowest intraday trading prices during the 20 (twenty) days prior to the day that the Lender requests conversion, unless otherwise modified by mutual agreement between the parties, subject to certain adjustments and limitations, including a beneficial ownership limitation of 4.99%. The Company evaluated these convertible notes and determined that the convertible notes qualify as derivatives to be separately accounted for in accordance with ASC 815-10-05-4, Derivatives and Hedging and 815-40, Contracts in Entity’s Own Equity. This accounting treatment requires that the carrying amount of the embedded derivatives be recorded at fair value on issuance date and marked-to-market at each balance sheet date.