Form 10-K/A
period 2025-12-31
CERO THERAPEUTICS HOLDINGS, INC.
filed 2026-04-30
CIK 1870404

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1” or “Form 10-K/A”) to the Annual Report on Form 10-K of CERo Therapeutics Holdings, Inc. (the “Company,” “we,” “our” or “us”) for the fiscal year ended December 31, 2025 as filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2026 (the “Original Annual Report”), is being filed solely to include in the Original Annual Report the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K. Because the Company has determined that it will not file its definitive proxy statement within 120 days following the last day of its last fiscal year, the Company is providing Items 10, 11, 12, 13, and 14 of Part III of Form 10-K in this Amendment No. 1.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Our board of directors (the “Board”) currently consists of seven members. In accordance with the terms of our Second Amended and Restated Certificate of Incorporation (as amended from time to time, the “Certificate of Incorporation”) and Amended and Restated Bylaws (the “Bylaws”), the Board is divided into three classes, Class I, Class II and Class III, with members of each class serving staggered three-year terms. The members of the classes are divided as follows:

●	the Class I directors are Michael Byrnes and Lindsay Rolfe, and their terms will expire at our 2028 annual meeting of stockholder;;

●	the Class II directors are Brian Atwood, Eric Francois and Kathleen LaPorte, and their terms will expire at our 2026 annual meeting of stockholders; and

●	the Class III directors are Christopher Ehrlich and Shami Patel, and their terms will expire at our 2027 annual meeting of stockholders.

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

The following table sets forth the name and age of each director, as of April 24, 2026, indicating all positions and offices with us currently held by the director.

Name	Age	Title
Chris Ehrlich	56	Chairman, Chief Executive Officer. Director
Brian G. Atwood	73	Director
Michael Byrnes (1) (3)	49	Director
Kathleen LaPorte (2) (3)	64	Director
Lindsey Rolfe, M.D. (2) (3)	58	Director
Shami Patel (1) (2)	57	Director
Eric Francois (1)	51	Director

(1)	Member of audit committee.
(2)	Member of compensation committee.
(3)	Member of nominating and corporate governance committee.

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

Brian G. Atwood previously served as Chairman and Chief Executive Officer of CERo from February 2024 to September 2024, and previously served as Chairman of PBAX from October 2021 until the closing of the Business Combination in February 2024. Mr. Atwood serves as a Managing Director for Versant Ventures, a healthcare-focused venture capital firm that he co-founded in 1999. In 2015, Mr. Atwood co-founded Cell Design Labs, Inc., a biotechnology company focused on developing human cell engineering technology for the treatment of multiple diseases, including cancer, where he served as President and Chief Executive Officer until 2017, when it was acquired by Gilead Sciences. Mr. Atwood has served on several boards of directors including Atreca, Inc. (where he served as chairman) from December 2013 until April 2024, Clovis Oncology, Inc. from April 2009 until July 2023, Immune Design Corp. from May 2008 until June 2016 (acquired by Merck in 2019), Veracyte, Inc., from its founding in 2008 until December 2016, OpGen Inc., from July 2007 until December 2017, Five Prime Therapeutics, from 2002 until March 2016 (acquired by Amgen 2021), Cadence Pharmaceuticals, Inc. from March 2006 until its acquisition in March 2014 by Mallinckrodt, Helicos Biosciences from 2003 until September 2011, Pharmion Corporation from 2000 until its acquisition in March 2008 by CelGene, Trius Therapeutics, Inc. from February 2007 until its acquisition in September 2013 by Cubist Corporation, Locust Walk Acquisition Corp. (Nasdaq: LWAC) from January 2021 until the consummation of its business combination in August 2021 and Launch One Acquisition Corp. from 2024 to present. Mr. Atwood holds a B.S. in Biological Sciences from the University of California, Irvine, a M.S. in Ecology from the University of California, Davis, and a M.B.A. from Harvard Business School. Mr. Atwood was selected to serve on our board of directors because of his experience in the biotechnology industry, his years of business and leadership experience and his financial sophistication and expertise.

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

Kathleen LaPorte has served as a member of our board of directors since February 2024, and previously served a member of PBAX’s board of directors from October 2021 until the closing of the Business Combination in February 2024. Ms. LaPorte is an experienced executive, founder and board member, focused on life sciences. She co-founded New Leaf Ventures, served as a General Partner of The Sprout Group, and was Chief Business Officer and Chief Executive Officer of Nodality Inc. Ms. LaPorte has served on eighteen public company boards and sixteen public company audit committees and numerous private company boards. Ms. Laporte currently serves as an independent director for Bolt Biotherapeutics (Nasdaq: BOLT), Precipio Diagnostics (Nasdaq: PRPO), Elysium Therapeutics, and Q32 Bio Inc. (Nasdaq: QTTB). Ms. LaPorte serves as the chair of the audit committees of Bolt Biotherapeutics and Precipio Diagnostics and Q32 Bio. She previously served on the California Institute for Regenerative Medicine, a state agency board. Ms. LaPorte has a B.S. degree in Biology from Yale University and a M.B.A. from the Stanford University Graduate School of Business. Ms. LaPorte was selected to serve on our board of directors based on her extensive leadership and management experience in the life sciences industry.

Lindsey Rolfe, M.D., has served as a member of our board of directors since February 2024. Dr. Rolfe has served as Chief Medical Officer at Mestag Therapeutics Ltd since March 2026. She previously served as the Chief Medical Officer at 3B Pharmaceuticals GmbH from January 2024 to March 2026 and as Chief Medical Officer at Clovis Oncology Inc. from August 2015 to June 2023. At Clovis, Dr. Rolfe oversaw the development team that obtained approvals for Rubraca as an ovarian cancer treatment in the United States and Europe, and was responsible for all pre- and post-marketing medical activities. Dr. Rolfe has more than 20 years of drug development experience and previously served in senior oncology development roles at Celgene Corporation, Pharmion Corporation, Cambridge Antibody Technology, UCB Inc. and Celltech Group plc. In addition, Dr. Rolfe served as an independent director at Atreca Inc. (Nasdaq: BCEL) from August 2019 until May 2024. Dr. Rolfe holds a BSc Anatomy and Bachelor of Medicine and Surgery from the University of Edinburgh, undertook post-graduate medical training in London, UK and obtained her post-graduate internal medicine qualification as a Member of the Royal College of Physicians. She has specialist accreditation in Pharmaceutical Medicine from the UK General Medical Council and is a Fellow of the Faculty of Pharmaceutical Medicine in the UK. Dr. Rolfe was selected to serve on our board of directors based on her experience in leading drug discovery and development of therapeutics.

Shami Patel has served as a member of our board of directors since October 2024. Mr. Patel is a Managing Director at Launchpad Capital and has over 25 years of global experience in financial services and capital markets as an executive, board member and investor. Mr. Patel is also an advisor to Launch One Acquisition Corp. (Nasdaq: LPAA), a blank check company which raised $230.0 million in its initial public offering in July 2024 and is currently searching for a business combination target in the healthcare or healthcare related industries and, in particular, life sciences. Mr. Patel is also an advisor to Launch Two Acquisition Corp. (Nasdaq: LPBB), a blank check company which raised $230.0 million in its initial public offering in October 2024 and is currently searching for a business combination target in the financial services industry. Mr. Patel is also an advisor to WEN Acquisition Corp. (Nasdaq: WENN), a blank check company which raised $300.0 million in its initial public offering in May 2025 and is currently searching for a business combination target in the digital asset and blockchain infrastructure industries. Mr. Patel is also an advisor to Launchpad Cadenza Acquisition Corp. (Nasdaq: LPCV), a blank check company which raised $230.0 million in its initial public offering in May 2025 and is currently searching for a business combination target in the blockchain and digital assets industries. He was formerly a Managing Director at Cohen Circle from January 2015 to August 2024. His SPAC experience includes being the Chief Operating Officer of FTAC Olympus Acquisition Corp. from July 2020 to August 2020, which merged with Payoneer Inc. (NASDAQ: PAYO) in June 2021, as an advisor to Phoenix Biotech Acquisition Corp., which merged with CERo Therapeutics Holdings, Inc. (NASDAQ: CERO) in February 2024, as an advisor to Newcourt Acquisition Corp. which merged with Psyence Biomedical Ltd. (NASDAQ: PBM) in January 2024, and as an advisor to LWAC, which merged with eFFECTOR Therapeutics, Inc. (NASDAQ: EFTR) in August 2021. Mr. Patel was also active in origination, due diligence and execution of SPACs as a member of the Board of FinTech Acquisition Corp. which merged with CardConnect LLC (NASDAQ: CCN) in August 2016 and FinTech Acquisition Corp. II which merged with Intermex Holdings II, Inc. in July 2018, and the merged company was renamed International Money Express, Inc. (NASDAQ: IMXI); Mr. Patel served as a board observer of IMXI following its business combination, until March 2020. He also served as an advisor to FinTech Acquisition Corp. III which merged with Paya Holdings Inc. (NASDAQ: PAYA) in October 2020 and FinTech Acquisition Corp. IV which merged with Perella Weinberg Partners (NASDAQ: PWP) in June 2021. Aside from his experience with special purpose acquisition companies, from 2010 to 2015 Mr. Patel served as the Vice Chairman of the board of directors and Chair of the compliance committee of Golden Pacific Bancorp, Inc., which was acquired by SoFi Technologies (NASDAQ: SOFI). From 2012 to 2014, he served at Clean Pacific Ventures Management, LLC, a venture capital firm specializing in early stage investments, as a venture partner. Mr. Patel was a partner at, and served on the executive committee of, Hexagon Securities, LLC, a credit focused investment bank and securities firm from 2010 to 2012. From 2001 to August 2009, he served as Managing Director and Senior Partner at Cohen & Company, where he helped launch Alesco Financial, Inc. (NYSE: AFN), where he served as Chief Operating Officer and Chief Investment Officer from 2006 to 2009. From 1999 to 2000, he served as Chief Financial Officer for TRM Corporation (NASDAQ: TRMM), a consumer and financial services company. In 2000, Mr. Patel co-founded iATMglobal.net, a middleware software business where he served as Chief Executive Officer and which was sold to NCR Corporation in 2001. He served as Vice President of the West Coast Region for Sirrom Capital Corporation, a mezzanine finance fund, from 1998 to 1999. Prior to this he was in the business services group at Robertson Stephens, an investment banking firm, from 1997 to 1998 and served as a strategy consultant in the energy group at Andersen Consulting (now known as Accenture plc) from 1991 to 1993. Mr. Patel served on the Board of Visitors of Duke University School of Law from 2011 to 2023 where he was a Senior Lecturing Fellow. Mr. Patel received a Juris Doctor with honors and Master of Business Administration from Duke University and Bachelor of Arts in Philosophy and Economics from Trinity University. Mr. Patel was selected to serve on our board of directors based on his extensive investment, leadership and operational experience.

Eric Francois has served as a member of our board of directors since February 2026. Most recently, he was the Managing Director of Raymond James Financial, Inc. between August 2023 and September 2025. Prior to that, he was the Managing Director at Credit Suisse between November 2021 and August 2023. He previously served as Chief Financial Officer at Scynexis, Inc. between November 2015 to November 2021 and was the co-founder and Chief Operating Officer of Topi, Inc., between July 2013 and October 2015. Mr. Francois was an member of board of directors at Diffusion Pharmaceuticals, Inc., between June 2021 and December 2022. Mr. Francois served from September 2007 to July 2013 as a Director in the Equity Capital Markets Group at Lazard Ltd where he led capital raisings and advisory assignments for healthcare and biotechnology companies. He started his career in September 2000 at Cowen and Company in the Equity Capital Markets and Convertible Debt Groups. Mr. Francois holds a B.A. in Economics and Business Administration and a M.A. in Marketing from Pantheon-Sorbonne University, France. Mr. Francois was selected to serve on our board of directors based on his extensive experience in the life sciences industry.

Executive Officers

The following table identifies our current executive officers, and sets forth their current positions at the Company and their ages as of April 24, 2026:

Name	Age	Title	Officer Since
Chris Ehrlich	56	Chairman, Chief Executive Officer, Director	2024
Andrew “Al” Kucharchuk	45	Chief Financial Officer	2024
Kristen Pierce, Ph.D.	56	Chief Development Officer	2024

You should refer above for information about our Chairman, Chief Executive Officer and Director, Chris Ehrlich. Biographical information for our other executive officers as of April 24, 2026, is set forth below.

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

To our knowledge, based solely on our review of Forms 3, 4 and 5, and any amendments thereto, filed by such reporting persons and/or written representations that no Form 5 was required, we believe that during the fiscal year ended December 31, 2025, all filing requirements applicable to our executive officers, directors and persons who beneficially own more than 10% percent of a registered class of our equity securities under the Exchange Act were met in a timely manner except for (i) one transaction by Brian Atwood on March 31, 2025 that was inadvertently filed late on April 4, 2025.

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

Director Independence

Nasdaq listing rules require that a majority of the board of directors of a company listed on Nasdaq be composed of “independent directors,” which is defined generally as a person other than an officer or employee of a company or its subsidiaries or any other individual having a relationship, which, in the opinion of such company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Based on business and personal information provided by each director concerning her or his background, employment, and affiliations, including family relationships, our board of directors has determined that each of Mr. Byrnes, Ms. LaPorte, Dr. Rolfe, Mr. Francois and Mr. Patel is an independent director under the Nasdaq listing rules and Rule 10A-3 of the Exchange Act. In connection with Mr. Atwood’s appointment as our Chief Executive Officer in February 2024, Mr. Atwood ceased to be independent, and in connection with Mr. Ehrlich’s appointment as our Interim Chairman and Chief Executive Officer on September 30, 2024, Mr. Ehrlich ceased to be independent. Mr. Erhlich was determined by the board of directors to be independent from the closing of the Business Combination until his appointment as our Interim Chairman and Chief Executive Officer and currently as our Chairman and Chief Executive Officer.

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

Staggered Board

In accordance with the terms of our Certificate of Incorporation, our board of directors is divided into three classes with staggered, three-year terms. At each annual meeting of stockholders, the directors whose terms then expire will be eligible for reelection until the third annual meeting following reelection. Our directors are divided among the three classes as follows:

●	the Class I directors are Michael Byrnes and Lindsay Rolfe, and their terms will expire at our 2028 annual meeting of stockholders;

●	the Class II directors are Brian Atwood, Eric Francois and Kathleen LaPorte, and their terms will expire at our 2026 annual meeting of stockholders; and

●	the Class III directors are Christopher Ehrlich and Shami Patel, and their terms will expire at our 2027 annual meeting of stockholders.

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

Audit Committee

The members of our Audit Committee are Mr. Byrnes, Mr. Francois, and Mr. Patel. Mr. Francois replaced Dr. Rolfe as a member of the Audit Committee in March 2026. Mr. Byrnes serves as the chairperson of the Audit Committee. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Our board of directors has determined that Mr. Byrnes is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable Nasdaq listing standards. Our board of directors has determined each of Mr. Byrnes, Mr. Francois, and Mr. Patel is independent under the applicable rules of the SEC and Nasdaq and has the requisite financial expertise required under the applicable requirements of Nasdaq. In arriving at this determination, our board of directors has examined each Audit Committee member’s scope of experience and the nature of their experience reading and understanding financial statements.

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

Board and Committee Meetings Attendance

During the fiscal year ended December 31, 2025, our board of directors met 16 times, our Audit Committee met four times, and our Compensation Committee met six times. Our Nominating and Corporate Governance Committee did not hold a meeting in 2025. Each board member attended 75% or more of the aggregate number of meetings of the board of directors and meetings of the committees on which he or she served during the fiscal year ended December 31, 2025, for which he or she was a director or committee member.

Director Attendance at Annual Meeting of Stockholders

We encourage our directors to attend our annual meetings of stockholders. All of our directors attended the annual meeting of stockholders during the fiscal year ended December 31, 2025.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2025, each of Ms. LaPorte, Dr. Rolfe and Mr. Patel served as a member of our Compensation Committee During the fiscal year ended December 31, 2025, none of the members of our Compensation Committee has ever been one of our officers or employees. None of our executive officers currently serves, or has served, as a member of our board of directors or Compensation Committee of any entity that has one or more executive officers serving as a member of our board of directors or Compensation Committee.

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

Insider Trading Arrangements and Policies

During the three months ended December 31, 2025, none of our directors or officers adopted, amended, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Our board of directors has adopted an insider trading policy which governs the purchase, sales, and/or other dispositions of our securities by directors, officers, and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards. Our insider trading policy is attached as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as Exhibit 19.1 and incorporated herein. It is the Company’s policy to comply with applicable insider trading laws, rules and regulations, and any exchange listing standards when engaging in transactions in Company securities. In addition, we have adopted a Rule 10b5-1 trading plan policy, which permits our officers, directors, and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place and can only put such plans into place while the individual is not in possession of material non-public information. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving us.

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

The compensation provided to our named executive officers for the fiscal years ended December 31, 2025 and 2024 is detailed in the 2025 Summary Compensation Table and accompanying footnotes and narrative that follow. Our named executive officers for the fiscal year ending December 31, 2025, are:

●	Chris Ehrlich, our Chief Executive Officer;

●	Andrew “Al” Kucharchuk, our Chief Financial Officer; and

●	Kristen Pierce, Ph.D., our Chief Development Officer.

2025 Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Chris Ehrlich	2025	470,000	280,000	351,999	20,250	1,122.249
Chief Executive Officer	2024	90,000	-	908,748	—	998,748

Andrew “Al” Kucharchuk	2025	307,000	125,000	53,034	11,679	496,713
Chief Financial Officer	2024	63,000	-	39,406	—	102,406

Kristen Pierce, Ph.D.	2025	360,000	-	53,848	—	413,848
Chief Development Officer	2024	90,000	-	29,777	—	119,777

(1)	The amount reported for Mr. Ehrlich reflects consulting fees at a rate of $30,000 per month prior to February 18, 2025 and $40,000 per month subsequent to February 18, 2025, and the amount reported for Mr. Kucharchuk reflects consulting fees at a rate of $16,000 per month prior February 18, 2025 and $25,000 per month subsequent to February 18, 2025, in each case, earned prior to the entry into an employment agreement, and base salary earned under such employment agreements following June 4, 2025, as more fully described under the heading “Employment Agreements with our Named Executive Officers” below.
(2)	The amounts reported represent discretionary bonuses paid to each of Mr. Ehrlich and Mr. Kucharchuk with respect to 2025.
(3)	As required by SEC rules, the amounts in this column reflect the grant date fair value of stock option awards granted during the applicable fiscal year, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions and methodologies used to calculate these amounts is contained in the notes to our financial statements under “Shareholders’ Equity”. The grant date fair values of stock option awards granted to our named executive officers do not take into account any estimated forfeitures related to service-based vesting. For performance-based stock options, the value reported reflects the value of the award at the grant date based upon the probable outcome of the performance conditions, which is assumed to be the maximum level of achievement. These amounts do not correspond to the actual value that may be recognized by the named executive officers upon exercise of the applicable award or sale of the underlying shares. During 2025, the Company issued options in March 2025 and May 2025. During 2024, the Company issued options in April 2024 and October 2024. On October 1, 2024, some options issued in April 2024 were canceled.
(4)	The amounts reported represent health insurance reimbursements paid to Mr. Ehrlich and Mr. Kucharchuk in 2025.

Narrative Disclosure to the 2025 Summary Compensation Table

Compensation of our named executive officer for the fiscal year ended December 31, 2025 was determined and recommended by the compensation committee, and approved by the board of directors. The compensation committee engaged a compensation consulting firm to provide and structure benchmarking data for similar positions in similar companies.

2025 Base Salaries

The named executive officers’ base salaries are a fixed component of annual compensation for performing specific duties and functions. Such base salaries are adjusted from time to time to realign with market levels after taking into account individual responsibilities, performance and experience. The annual base salaries for Messrs. Erlich and Kucharchuk and the annual base consulting fee rate for Dr. Pierce for the fiscal year ended December 31, 2025 are $480,000, $300,000, and $360,000, respectively.

Annual Bonuses

We do not have a formal cash bonus program, but our Compensation Committee may pay discretionary bonuses to reward our executives for their performance. The discretionary bonuses paid to each of our named executive officers for the fiscal year ended December 31, 2025 is set forth in the “Bonus” column of the “2025 Summary Compensation Table” above.

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

Employment Agreement with Mr. Ehrlich

On May 30, 2025, we entered into a new employment agreement with Chris Ehrlich (the “Ehrlich Employment Agreement”), providing for Mr. Ehrlich’s employment as our Chief Executive Officer as of and from June 4, 2025. The Ehrlich Employment Agreement replaces and supersedes that certain Consulting Agreement, dated October 1, 2024, between the Company and Mr. Ehrlich, which was terminated in connection with the entry into the Ehrlich Employment Agreement. We determined to enter into the Ehrlich Employment Agreement commensurate with the expansion of the services provided by Mr. Ehrlich to us to a full-time basis. Pursuant to the Ehrlich Employment Agreement, Mr. Ehrlich is entitled to a base salary at a rate of $480,000 per annum effective June 4, 2025 (the “Ehrlich Base Salary”).

Pursuant to the Ehrlich Employment Agreement, Mr. Ehrlich is also eligible to earn a one time performance bonus, which will be 50% of the Ehrlich Base Salary, less applicable withholdings. Mr. Ehrlich’s performance bonus will be based on the achievement of performance objectives set forth in the Ehrich Employment Agreement, the satisfaction of which shall be determined by the board of directors, subject to Mr. Ehrlich’s continued employment with us through the date that such bonus is paid, except that in the event of a Change of Control (as defined in the Ehrlich Employment Agreement) Mr. Ehrlich will be entitled to receive payment of his full performance bonus. The Ehrlich Employment Agreement also provides that Mr. Ehrlich is eligible to participate in our benefit plans, if any, in accordance with the terms of such plans in effect from time to time, including equity awards pursuant to the 2024 Plan. In addition, Mr. Ehrlich will be entitled to receive a monthly contribution of up to $1,850 from the Company toward his healthcare premiums. In connection with entry into the Ehrlich Employment Agreement, Mr. Ehrlich has received certain equity awards under the 2024 Plan (defined below), the amount of such awards, vesting schedule and performance criteria are as set forth in the Ehrlich Employment Agreement.

Employment Agreement with Mr. Kucharchuk

On May 30, 2025, we entered into a new employment agreement with Andrew “Al” Kucharchuk (the “Kucharchuk Employment Agreement”), providing for Mr. Kucharchuk’s employment as our Chief Financial Officer as of and from June 4, 2025. The agreement replaces and supersedes that certain Consulting Agreement, dated October 1, 2024, between the Company and Mr. Kucharchuk, which was terminated in connection with the entry into the Kucharchuk Employment Agreement. We determined to enter into the Kucharchuk Employment Agreement commensurate with the expansion of the services provided by Mr. Kucharchuk to us to a full-time basis. Pursuant to the Kucharchuk Employment Agreement, Mr. Kucharchuk is entitled to a base salary at a rate of $300,000 per annum effective June 4, 2025, prorated for any partial years of employment (the “Kucharchuk Base Salary”).

Pursuant to the Kucharchuk Employment Agreement, Mr. Kucharchuk is also eligible to earn a one time performance bonus, which will be 30% of the Kucharchuk Base Salary, less applicable withholdings. Mr. Kucharchuk’s performance bonus will be based on the achievement of performance objectives determined by the board of directors, subject to Mr. Kucharchuk’s continued employment with the Company through the date that such bonus is paid. The Kucharchuk Employment Agreement also provides that Mr. Kucharchuk is eligible to participate in our benefit plans, if any, in accordance with the terms of such plans in effect from time to time, including equity awards pursuant to the 2024 Plan (defined below). In addition, Mr. Kucharchuk will be entitled to receive a monthly contribution of up to $1,750 from us toward his healthcare premiums. In connection with entry into the Kucharchuk Employment Agreement, Mr. Kucharchuk has received certain equity awards under the 2024 Plan, the amount of such awards, vesting schedule and performance criteria are as set forth in the Kucharchuk Employment Agreement.

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

Outstanding Equity Awards as of December 31, 2025

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2025:

					Option Awards(1)
Name	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Chris Ehrlich, Chief Executive Officer	10/01/2024	12/02/2024	1,275	(2)	—		—		$200.00	09/30/2034
	03/04/2025	04/04/2025	9,960	(3)	—		1,989	(3)	$28.60	03/04/2035
	05/30/2025	07/04/2025	6,698	(4)	—		2,578	(4)	$8.91	05/30/2035

Andrew “Al” Kucharchuk, Chief Financial Officer	10/01/2024	10/01/2024	250	(2)	—		—		$200.00	09/30/2034
	05/30/2025	07/04/2025	2,224	(5)	5,402	(5)	—		$8.91	05/30/2035

Kristen Pierce, Ph.D., Chief Development Officer	10/01/2024	10/01/2024	133	(2)	—		—		$200.00	09/30/2034
	05/30/2025	07/04/2025	2,258	(5)	5,484	(5)	—		$8.91	05/30/2035

(1)	Each option award was granted under the CERo Therapeutics Holdings, Inc. 2024 Equity Incentive Plan (the “2024 Plan”)
(2)	This option is fully vested.
(3)	50% of the shares underlying this option vested in nine equal monthly installments following the date of grant and (i) one-third of 50% of the shares underlying this option vested upon the Company’s successful raising of at least $10 million in capital since October 1, 2024; (ii) one-third of 50% of the shares underlying this option vested upon the Company’s successful completion of the dosing of three patients pursuant to our ongoing clinical trials; and (iii) one-third of 50% of the shares underlying this option will vest upon our hiring of a new Chief Executive Officer, in each case, subject to Mr. Ehrlich’s continued service with us. In the event of a Change of Control (as defined in the Ehrlich Employment Agreement), 100% of the shares underlying this option fully vest.
(4)	One-third of the shares underlying this option vested in six equal monthly installments following the vesting commencement date, one-third of the shares underlying this option vested upon the Company successfully raising at least $10 million in capital since the grant date, and one-third of the shares underlying this option will vest upon the Company’s successful completion of the dosing of three patients who meet all study inclusion and exclusion criteria, in each case, subject to Mr. Ehrlich’s continued service with us.
(5)	The shares underlying this option vest in 24 equal monthly installments following the vesting commencement date, subject to the named executive offer’s continued service with us.

Employee Benefits and Equity Incentive Compensation Plan

Equity Incentive Compensation

We believe it is important to maintain a strong link between executive incentives and the creation of stockholder value. We believe performance and equity-based compensation for our executives to be an important component of maximizing stockholder value while, at the same time, attracting, motivating and retaining high-quality executives. We currently maintain the 2024 Plan and the CERo Therapeutics Holdings, Inc. 2024 Employee Stock Purchase Plan (the “2024 ESPP”).

Equity Grant Timing

Our compensation committee has generally granted equity awards on an annual basis and when it has determined necessary or appropriate for retention and recruitment, including following the successful completion of major corporate transactions or regulatory milestones. In addition, eligible employees, including our named executive officers, may voluntarily enroll in our 2024 Employee Stock Purchase Plan, or ESPP, and receive an option to purchase shares at a discount using payroll deductions accumulated during the prior six months. No shares were issued under the ESPP during 2025. During 2025, our compensation committee did not take into account any material nonpublic information when determining the timing and terms of equity incentive awards, and we did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. During 2025, we did not grant stock options to our named executive officers during any period beginning four business days before and ending one business day after the filing or furnishing of a Form 10-Q, 10-K or 8-K that discloses material nonpublic information.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2025 regarding shares of Common Stock that may be issued under our equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants, Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	74,151	(1)	$22.67	(2)	32,0450,108	(3)
Equity compensation plans not approved by stockholders	—		—		—
Total	74,151		$22.67		32,050,108

(1)	Includes 74,151 shares subject to outstanding stock options under the 2024 Plan.
(2)	Reflects the weighted-average exercise price of outstanding stock options under the 2024 Plan.
(3)	Includes 32,049,343 shares available for issuance under the 2024 Plan and 765 shares available for issuance under the 2024 ESPP. On May 29, 2025, at the Company’s annual meeting, the stockholders approved an amendment to the 2024 Plan to increase the number of shares issuable thereunder by an additional 100,000 shares of Common Stock. On December 19, 2025, at the Company’s 2025 Special Meeting, the stockholders approved an amendment to the 2024 Plan to increase the number of shares issuable thereunder by an additional 32,000,000 shares of Common Stock. The 2024 Plan has an evergreen provision that allows for an annual increase in the number of shares available for issuance under the 2024 Plan to be added on the first day of January, starting with January 1, 2025, in an amount equal to the lesser of (i) 5% of the fully diluted shares of our common stock on the immediately preceding December 31 or (ii) such number of shares as determined by our board in each case subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. The number in the table does not include the increases from January 1, 2026. The 2024 ESPP has an evergreen provision that allows for an annual increase in the number of shares available for issuance under the 2024 ESPP to be added on the first day of each January, starting with January 1, 2024, by the lesser of (i) 510 shares of our common stock, (ii) 1% of the fully diluted shares of common stock on the immediately preceding December 31, or (iii) such number of shares of common stock as determined by our board. On January 1, 2026, the reserve increased by 510 shares. No awards have been granted under the 2024 ESPP as of December 31, 2025. The number of shares reserved under the 2024 ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. The number in the table does not include the increases from January 1, 2026. As of December 31, 2025, no awards have been granted under the 2024 ESPP.

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

Director Compensation

Mr. Ehrlich is a named executive officer for the fiscal year ended December 31, 2025 and received no additional compensation for his services on our board of directors. Mr. Ehrlich’s compensation for the fiscal year ended December 31, 2025 is set forth above in “Executive Compensation.”

Director Compensation Table

The following table sets forth information regarding the compensation awarded to, earned by or paid to our non-employee directors for service on our board of directors during the year ended December 31, 2025.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	All Other Compensation ($)		Total ($)
Brian Atwood(2)	$57,500	$78,550	$125,000	(3)	$261,050
Michael Byrnes(4)	$57,500	$52,853	$—		$110,353
Kathleen LaPorte(5)	$57,500	$52,853	$—		$110,353
Lindsey Rolfe, M.D. (6)	$57,500	$52,853	$—		$110,353
Shami Patel(7)	$57,500	$48,134	$120,000	(8)	$225,634

(1)	As required by SEC rules, the amounts in this column reflect the grant date fair value for stock option awards granted in the fiscal year ended December 31, 2025 computed in accordance with FASB ASC Topic 718. A discussion of the assumptions and methodologies used to calculate these amounts is contained in the notes to our financial statements under “Shareholders’ Equity”.
(2)	As of December 31, 2025, Mr. Atwood held 7,875 outstanding options to purchase shares of our common stock.
(3)	Mr. Atwood was paid or accrued consulting fees pursuant to a consulting agreement amounting to $125,000.
(4)	As of December 31, 2025, Mr. Byrnes held 3,375 outstanding options to purchase shares of our common stock.
(5)	As of December 31, 2025, Ms. LaPorte held 3,375 outstanding options to purchase shares of our common stock.
(6)	As of December 31, 2025, Dr. Rolfe held 3,375 outstanding options to purchase shares of our common stock.
(7)	As of December 31, 2025, Mr. Patel held 3,375 outstanding options to purchase shares of our common stock.
(8)	A company owned by Mr. Patel was paid or accrued consulting fees pursuant to a consulting agreement amounting to $120,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of April 28, 2026, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock;

●	each of our named executive officers and directors that beneficially owns shares of our Common Stock; and

●	all our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security. Shares of our Common Stock subject to options, warrants or shares of Series A Preferred Stock, Series C Preferred Stock, Series D Preferred Stock or Series E Preferred Stock that are currently exercisable or convertible or exercisable or convertible within 60 days or shares of Common Stock underlying time-based restricted stock units that vest within 60 days are considered outstanding and beneficially owned by the person holding the options, warrants, shares of preferred stock or restricted stock units, as applicable, for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Accordingly, the ownership percentage of such persons presented below assumes the exercise or conversion of derivative securities held thereby without assuming exercise or conversion of securities of the same type held by any other persons and, accordingly, is greater than the percentage that would be owned by such persons if all of the holders of securities of the same type exercised or converted such securities. Unless otherwise indicated, we believe that the persons and entities named in the table below have sole voting and investment power with respect to all of our voting securities beneficially owned by them. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

The percentage of beneficial ownership is based on 41,876,315 shares of Common Stock issued and outstanding as of April 28, 2026.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage Beneficially Owned
Directors and Executive Officers:
Chris Ehrlich(3)	4,554,411	9.81%
Andrew “Al” Kucharchuk(4)	1,166,480	2.71%
Kristen Pierce, Ph.D.(5)	1,616,426	3.72%
Brian G. Atwood(6)	1,652,295	3.80%
Michael Byrnes(7)	693,963	1.63%
Kathleen LaPorte(8)	694,449	1.1.63%
Lindsey Rolfe, M.D.(9)	693,963	1.63%
Shami Patel(10)	694,027	1.63%
Eric Francois	-	-
All current directors and executive officers as a group (nine individuals)	11,766,014	26.55%

*	Represents beneficial ownership of less than 1% of our outstanding Common Stock.
(1)	Unless otherwise noted, the business address of each of the following individuals is 210 Haskins Way, Suite 230, South San Francisco, CA 94080.
(2)	Consists of (i) 7,813 shares of Common Stock issuable on the conversion of shares of Series A Preferred Stock, (ii) 90,206 shares of Common Stock issuable on the conversion of shares of Series C Preferred Stock, (iii) 1,532 shares of Common Stock issuable on the exercise of Series A Warrants, and (v) 187,200 shares of Common Stock issuable on the exercise of Series C Warrants. The principal business address of Funicular Funds, LP is 601 California Street, Suite 1151, San Francisco, CA 94108-2816.
(3)	Consists of (i) 2,898 shares of Common Stock, (ii) 3 shares of Common Stock issuable upon the exercise of Warrants exercisable within 60 days of April 28, 2025, (iii) 4,551,508 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of April 28, 2026, and (iv) 2 shares of Common Stock held by his spouse, Sara Fried.
(4)	Consists of 1,166,480 shares of Common Stock, issuable pursuant to stock options exercisable within 60 days of April 28, 2026.
(5)	Consists of 1,616,426 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of April 28, 2026.
(6)	Consists of (i) 63 shares of Common Stock, (ii) 24,528 shares of Common Stock, held by the Atwood-Edminster Trust dtd 4-2-2000 (the “Trust”), of which Mr. Atwood and Lynne H. Edminster serve as trustees (iii) 1,616,917 shares of Common Stock, issuable pursuant to stock options exercisable within 60 days of April 28, 2026 and (iv) shares underlying 11,787 Pre-Funded Warrants held by Mr. Atwood, which is the maximum number of such Pre-Funded Warrants held thereby that may be exercised without exceeding the beneficial ownership limitations set forth therein. Excludes warrants and/or pre-funded warrants held by Mr. Atwood and GVN, LLC (of which Mr. Atwood and Lynne H. Edminster serve as managers, and the sole member is the Trust) that are in excess of the applicable beneficial ownership limitations.

(7)	Consists of 693,963 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of April 28, 2026.
(8)	Consists of (i) 3 shares of Common Stock held by Kathleen LaPorte, (ii) 483 shares of Common Stock, held by the Kathleen LaPorte Revocable Trust, of which Ms. LaPorte serves as a trustee, and (iii) 693,963 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of April 28, 2026.
(9)	Consists of 693,963 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of April 28, 2026.
(10)	Consists of 694,027 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of April 28, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the compensation agreements and other arrangements described under the sections entitled “Executive Compensation” and “Director Compensation” above and the transactions described below, since January 1, 2024 there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which:

●	the amount involved exceeded, or will exceed, $120,000 (or, if less, 1% of the average of our total asset amounts at December 31, 2024 and 2025); and

●	any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

CERo Relationships and Related Party Transactions

PIPE Financings

In February 2024, we issued and sold an aggregate of 10,089 shares of Series A Preferred Stock, 306 Series A Warrants and 2,500 Preferred Warrants, at a price of $800 per share of Series A Preferred Stock, for aggregate cash proceeds of approximately $8.0 million, plus additional cash proceeds of up to $2.0 million if the Preferred Warrants are exercised.

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

Registered Direct Offering in February 2025

On February 7, 2025, we issued and sold 15,000 shares of our Common Stock and 112,500 Pre-Funded Warrants to purchase 2,251,020 shares of our Common Stock together with 127,551 February 2025 Common Warrants to purchase 127,551 shares of Common Stock. Each share of Common Stock or Pre-Funded Warrant is being sold together with a February 2025 Common Warrant to purchase one share of Common Stock. The shares of Common Stock or Pre-Funded Warrants and accompanying February 2025 Common Warrants were issued separately and were immediately separable upon. Brian Atwood, one of our directors, purchased an aggregate of 25,510 Pre-Funded Warrants and accompanying February 2025 Common Warrants to purchase 25,510 shares of Common Stock for a total purchase price of approximately $1 million at this offering.

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

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees

Since February 2026, our independent public accounting firm is Salberg & Company, P.A. (“Salberg”), Boca Ratin. FL, Auditor ID: 106.

During 2025 and through February 2026, our independent public accounting firm was Wolf & Company, P.C. (“Wolf”), Boston, MA, Auditor ID: 392.

We incurred the following fees from Salberg and Wolf for the audit of the consolidated financial statements and for other services provided during the years ended December 31, 2025 and 2024.

	Salberg	Wolf
	2025	2025	2024
Audit fees(1)	$153,100	$226,100	$356,000
Audit related fees(2)	—	298,400	155,500
Tax fees(3)	—	—	—
All other fees	—	—	—
Total fees	$153,100	$524,500	$511,500

(1)	“Audit fees” consist of fees for the audit of our annual financial statements and review of the interim financial statements included in our quarterly reports on Form 10-Q, registration statements
(2)	Audit-related fees may consist of fees billed by our former independent registered public accounting firm for audit-related consulting services related to registration statements.
(3)	“Tax fees” consist of fees for professional services, including tax compliance, tax advice and tax planning.

Audit Committee Pre-approval Policy and Procedures

The Audit Committee established a policy that all audit and permissible non-audit services provided by the independent registered public accounting firm will be pre-approved by the Audit Committee, and all such services were pre-approved in accordance with this policy during the fiscal year ended December 31, 2025 and 2026. These services included audit services, audit-related services, tax services and other services. The Audit Committee considered whether the provision of each non-audit service were compatible with maintaining the independence of the auditors. Pre-approval was detailed as to the particular service or category of services and was generally subject to a specific budget. the Company’s independent registered public accounting firm and management were required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

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

Exhibit No.	Description

2.1	Business Combination Agreement, dated as of June 4, 2023, by and among Phoenix Biotech Acquisition Corp., PBCE Merger Sub, Inc. and CERo Therapeutics, Inc., as amended (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Phoenix Biotech Acquisition Corp. with the Securities and Exchange Commission on June 5, 2023).

2.2	Amendment No. 1 to the Business Combination Agreement, dated as of February 5, 2024, by and among Phoenix Biotech Acquisition Corp., PBCE Merger Sub, Inc. and CERo Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Phoenix Biotech Acquisition Corp. with the Securities and Exchange Commission on February 6, 2024).

2.3	Amendment No. 2 to the Business Combination Agreement, dated as of February 13, 2024, by and among Phoenix Biotech Acquisition Corp., PBCE Merger Sub, Inc. and CERo Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Phoenix Biotech Acquisition Corp. with the Securities and Exchange Commission on February 13, 2024).

3.1	Second Amended and Restated Certificate of Incorporation of CERo Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

3.2	Second Amended and Restated Bylaws of CERo Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

3.3	Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

3.4	Certificate of Correction to Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

3.5	Second Certificate of Correction to Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

3.6	Certificate of Designation of Preferences, Rights and Limitations of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.6 to the Annual Report on Form 10-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 2, 2024).

3.7	Certificate of Designation of Preferences, Rights and Limitations of the Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on October 2, 2024).

3.8†	Certificate of Designation of Preferences, Rights and Limitations of the Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 25, 2025).

3.9	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of CERo Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on June 11, 2025).

3.10†	Certificate of Designation of Preferences, Rights and Limitations of the Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on October 14, 2025).

4.1	Warrant Agreement, by and between Phoenix Biotech Acquisition Corp. and Continental Stock Transfer & Trust Company, dated October 5, 2021 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed by Phoenix Biotech Acquisition Corp. with the Securities and Exchange Commission on September 13, 2021).

4.2	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

4.3	Form of Preferred Warrant (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on September 25, 2024).

4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 15, 2026).

4.6	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 6, 2025).

4.7	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on January 21, 2025).

4.8	Form of Note (February 2026) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 13, 2026).

10.1+	CERo Therapeutics, Inc. 2016 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4/A filed by Phoenix Biotech Acquisition Corp. with the Securities and Exchange Commission on June 7, 2023).

10.2+	CERo Therapeutics Holdings, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

10.3+	First Amendment to the CERo Therapeutics Holdings, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 filed by CERo Therapeutics Holdings, Inc. with the Securities Exchange Commission on December 9, 2024).

10.4+	Second Amendment to the CERo Therapeutics Holdings, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.5 to the Registration Statement on Form S-8 filed by CERo Therapeutics Holdings, Inc. with the Securities Exchange Commission on December 9, 2024).

10.5+	Third Amendment to the CERo Therapeutics Holdings, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on May 29, 2025).

10.6+	Fourth Amendment to the CERo Therapeutics Holdings, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on December 19, 2025).

10.7+	CERo Therapeutics Holdings, Inc. 2024 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

10.8	Form of Indemnification Agreement, by and between Phoenix Biotech Acquisition Corp. and each of its directors and executive officers (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4/A filed by Phoenix Biotech Acquisition Corp. with the Securities and Exchange Commission on December 18, 2023).

10.9	Investor Rights and Lock-Up Agreement, dated February 14, 2024, by and between Phoenix Biotech Acquisition Corp. and the parties named therein (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

10.10	Amended and Restated Securities Purchase Agreement, dated as of February 14, 2024, by and between Phoenix Biotech Acquisition Corp., CERo Therapeutics, Inc. and the investors named therein (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

10.11	Registration Rights Agreement, dated as of February 14, 2024, by and between Phoenix Biotech Acquisition Corp., CERo Therapeutics, Inc. and the investors named therein (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

10.12	Common Stock Purchase Agreement, dated as of February 14, 2024, by and between CERo Therapeutics Holdings, Inc. and Keystone Capital Partners, LLC (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

10.13	Registration Rights Agreement, dated as of February 14, 2024, by and between CERo Therapeutics Holdings, Inc. and the Lead Investor (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

10.14	Form of Share Reallocation Agreement, dated as of February 14, 2024, by and among Phoenix Biotech Acquisition Corp., Phoenix Biotech Sponsor, LLC and the parties named therein (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

10.15	Letter Agreement, dated as of February 14, 2024, by and between Phoenix Biotech Sponsor, LLC and CERo Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

10.16	Side Letter, dated as of February 14, 2024, by and between Phoenix Biotech Acquisition Corp. and the Lead Investor (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

10.17	Securities Purchase Agreement, dated as of March 29, 2024, by and between CERo Therapeutics Holdings, Inc. and the investors named therein (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 2, 2024).

10.18	Registration Rights Agreement, dated as of March 29, 2024, by and between CERo Therapeutics Holdings, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 2, 2024).

10.19+	Consulting Agreement, dated September 30, 2024, by and between the Company and Kristen Pierce (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on October 2, 2024).

10.20+	Consulting Agreement, dated September 30, 2024, by and between the Company and Andrew Kucharchuk (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on October 2, 2024).

10.21+	Consulting Agreement, dated September 30, 2024, by and between the Company and Brian G. Atwood (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on October 2, 2024).

10.22+	Consulting Agreement, dated September 30, 2024, by and between the Company and Chris Ehrlich (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on October 2, 2024).

10.23+	Employment Agreement by and between CERo Therapeutics Holdings, Inc., and Chris Ehrlich, dated May 30, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on June 2, 2025).

10.24+	Employment Agreement by and between CERo Therapeutics Holdings, Inc., and Andrew Albert Kucharchuk, dated May 30, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on June 2, 2025).

10.25	Securities Purchase Agreement, dated as of September 25, 2024, by and between CERo Therapeutics Holdings, Inc. and the investors named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on September 25, 2024).

10.26	Registration Rights Agreement, dated as of September 26, 2024, by and between CERo Therapeutics Holdings, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on September 25, 2024).

10.27	Consent and Waiver Agreement, dated as of September 26, 2024, by and between CERo Therapeutics Holdings, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on September 25, 2024).

10.28	Common Stock Purchase Agreement, dated as of November 8, 2024, by and between CERo Therapeutics Holdings, Inc. and Keystone Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on November 12, 2024).

10.29	Registration Rights Agreement, dated as of November 8, 2024, by and between CERo Therapeutics Holdings, Inc. and Keystone Capital Partners, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on November 12, 2024).

10.30	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 6, 2025).

10.31	Placement Agency Agreement, dated February 5, 2025, by and between CERo Therapeutics Holdings, Inc., and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 6, 2025).

10.32^ †	Securities Purchase Agreement, dated as of April 21, 2025, by and between CERo Therapeutics Holdings, Inc. and the investors named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 22, 2025).

10.33^	Form of Registration Rights Agreement by and between CERo Therapeutics Holdings, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 22, 2025).

10.34	Form of Consent Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 22, 2025).

10.35	Form of Amendment to the Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on June 30, 2025).

10.36	Common Stock Purchase Agreement, dated as of July 11, 2025, by and between CERo Therapeutics Holdings, Inc. and Keystone Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on July 14, 2025).

10.37	Registration Rights Agreement, dated as of July 11, 2025, by and between CERo Therapeutics Holdings, Inc. and Keystone Capital Partners, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on July 14, 2025).

10.38^†	Securities Purchase Agreement, by and between CERo Therapeutics Holdings, Inc. and the investors signatory thereto, dated as of October 14, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on October 14, 2025).

10.39^	Form of Registration Rights Agreement by and between CERo Therapeutics Holdings, Inc. and the investors signatory thereto, dated as of October 14, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on October 14, 2025).

10.40†	Amendment No. 1 to Securities Purchase Agreement, by and among CERo Therapeutics Holdings, Inc. and the investors signatory thereto, dated as of October 16, 2025 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on November 19, 2025).

10.41	Form of Amendment and Limited Waiver Agreement, by and among CERo Therapeutics Holdings, Inc. and the holders signatory thereto, dated as of August 13, 2025 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on November 19, 2025).

10.42	Common Stock Purchase Agreement, dated as of November 26, 2025, by and between CERo Therapeutics Holdings, Inc. and Keystone Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on December 2, 2025).

10.43	Registration Rights Agreement, dated as of November 26, 2025, by and between CERo Therapeutics Holdings, Inc. and Keystone Capital Partners, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on December 2, 2025).

19.1	CERo Therapeutics Holdings Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 2, 2024).

21.1	List of subsidiaries of CERo Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 2, 2024).

23.1	Consent of Wolf & Company, P.C., the registrant’s former independent registered public accounting firm (incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 15, 2026).

23.2	Consent of Salberg & Company, P.A., the registrant’s independent registered public accounting firm (incorporated by reference to Exhibit 23.2 to the Annual Report on Form 10-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 15, 2026).

24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 to the Annual Report on Form 10-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 15, 2026).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Annual Report on Form 10-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 15, 2026).

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Annual Report on Form 10-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 15, 2026).

31.3*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2022 (incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 15, 2026).

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2022 (incorporated by reference to Exhibit 32.2 to the Annual Report on Form 10-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 15, 2026).

97.1	CERo Therapeutics Holdings Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 2, 2024).

101.INS	Inline XBRL Instance Document (embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
+	Indicates management contract or compensatory plan.
#	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this report and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CERO THERAPEUTICS HOLDINGS, INC.

Date: April 30, 2026	By:	/s/ Chris Ehrlich
		Name:	Chris Ehrlich
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2026	By:	/s/ Andrew Kucharchuk
		Name:	Andrew Kucharchuk
		Title:	Chief Executive Officer (Principal Financial Officer and Principal Accounting Officer)