Form 10-Q
period 2026-03-31
CERO THERAPEUTICS HOLDINGS, INC.
filed 2026-05-15
CIK 1870404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 14, 2026 there were 45,112,406 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

CERO THERAPEUTICS HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2026

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

v

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

CERO THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS

Current assets:
Cash, restricted cash, and cash equivalents	$857,489	$1,662,380
Prepaid expenses and other current assets	716,909	1,071,900
Total current assets	1,574,398	2,734,280

Operating lease right-of-use assets	446,263	660,706
Property and equipment, net	184,449	246,148
Total assets	$2,205,110	$3,641,134

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$7,686,681	$7,580,899
Accrued liabilities	500,788	363,811
Insurance payable	195,329	338,279
Operating lease liability	461,580	699,107
Derivative liabilities	2,396,722	-
Earnout liability	500	20,000
Deemed dividend – common stock liability, 692 shares	85,500	85,500
Total current liabilities	11,327,100	9,087,596

Long-term liabilities:
Convertible notes payable, net	136,765	-

Total liabilities	11,463,865	9,087,596

Commitments and contingencies (Note 14)

Stockholders’ deficit:
Preferred stock, par value $0.0001; authorized 10,000,000 shares:	-	-
Series C convertible preferred stock, $0.0001 par value; 2,853 shares authorized; 7 shares issued and outstanding at March 31, 2026 and December 31, 2025; liquidation preference of $8,750 at March 31, 2026	2,292	2,292
Series D convertible preferred stock, $0.0001 par value; 12,500 shares authorized; 5,292 and 5,352 issued and outstanding at March 31, 2026 and December 31, 2025, respectively; liquidation preference of $6,615,000 at March 31, 2026	4,002,333	4,047,699
Series E convertible preferred stock, $0.0001 par value; 10,000 shares authorized; 3,816 issued and outstanding at March 31, 2026 and December 31, 2025; liquidation preference of $4,770,000 at March 31, 2026	1,926,133	1,926,133
Series A convertible preferred stock, $0.0001 par value; 12,580 shares authorized; 1,429 issued and outstanding at March 31, 2026 and December 31, 2025, respectively; liquidation preference of $2,143,500 at March 31, 2026	1,287,315	1,287,315
Class A common stock; $0.0001 par value; 1,000,000,000 shares authorized; 36,010,373 and 21,102,671 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	3,601	2,110
Additional paid-in capital	80,288,145	78,126,104
Stock subscription receivable	(44,545)	-
Accumulated deficit	(96,724,029)	(90,838,115)
Total stockholders’ deficit	(9,258,755)	(5,446,462)
Total liabilities and stockholders’ deficit	$2,205,110	$3,641,134

See accompanying notes to the unaudited consolidated financial statements

CERO THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025

Operating Expenses:
Research and development	$2,338,345	$2,907,827
General and administrative	2,507,383	2,042,704
Total Operating Expenses	4,845,728	4,950,531
Loss from Operations	(4,845,728)	(4,950,531)

Other Income (Expenses):
Other income	173	-
Derivative expense	(896,722)	-
Change in fair value of earnout liability	19,500	-
Stock-based inducement expense	-	(156,250)
Interest income	3,149	850
Interest expense	(166,286)	-

Total Other Expenses, net	(1,040,186)	(155,400)
Net Loss	(5,885,914)	(5,105,931)

Deemed dividend on Series A, B and C Preferred Stock	-	(264,144)
Deemed dividend related to Series C Common Warrants	-	(84,083)
Net loss attributable to common shareholders	$(5,885,914)	$(5,454,158)

Net Loss per Common Share:
Basic and diluted	$(0.20)	$(31.82)
Weighted Average Common Shares Outstanding:
Basic and diluted	28,755,073	171,381

See accompanying notes to the unaudited consolidated financial statements

CERO THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

	Convertible Preferred Stock										Series A		Additional	Stock		Total
	Series A		Series B		Series C		Series D		Series E		Common Stock		Paid-in	Subscriptions	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance at December 31, 2025	1,429	$1,287,315	-	$-	7	$2,292	5,352	$4,047,699	3,816	$1,926,133	21,102,671	$2,110	$78,126,104	$-	$(90,838,115)	$(5,446,462)
Sale of Common Stock under Keystone ELOC	-	-	-	-	-	-	-	-	-	-	13,707,702	1,371	499,340	(44,545)	-	456,166
Issuance of shares of Common Stock on conversion of Series D Preferred Stock	-	-	-	-	-	-	(60)	(45,366)	-	-	1,200,000	120	45,246	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	1,617,455	-	-	1,617,455
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,885,914)	(5,885,914)
Balance at March 31, 2026	1,429	$1,287,315	-	$-	7	$2,292	5,292	$4,002,333	3,816	$1,926,133	36,010,373	$3,601	$80,288,145	$(44,545)	$(96,724,029)	$(9,258,755)

	Convertible Preferred Stock										Series A		Additional	Stock		Total
	Series A		Series B		Series C		Series D		Series E		Common Stock		Paid-in	Subscriptions	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance at December 31, 2024	1,894	$1,708,396	273	$218,051	2,853	$1,249,999	-	$-	-	$-	120,795	$12	$67,142,276	$(1,295,444)	$(70,917,853)	$(1,894,563)
Issuance of shares of Series A Preferred Stock upon exercise of Series A Preferred Warrants	625	500,000	-	-	-	-	-	-	-	-	-	-	(500,000)	500,000	-	500,000
Sale of common stock	-	-	-	-	-	-	-	-	-	-	15,000	2	587,998	-	-	588,000
Sale of pre-funded warrants, net of issuance costs of $839,004	-	-	-	-	-	-	-	-	-	-	-	-	3,572,795	-	-	3,572,795
Exercise of pre-funded warrants	-	-	-	-	-	-	-	-	-	-	91,214	9	173			182
Purchases of shares of Common Stock under Keystone ELOC	-	-	-	-	-	-	-	-	-	-	14,531	1	1,227,240	-	-	1,227,241
Collection of stock subscriptions receivable related to prior Keystone ELOC purchases	-	-	-	-	-	-	-	-	-	-	-	-	-	716,694	-	716,694
Issuance of shares of Common Stock upon conversion of Series A Preferred Stock	(1,090)	(921,081)	-	-	-	-	-	-	-	-	14,447	1	921,080	-	-	-
Issuance of shares of Common Stock upon conversion of Series B Preferred Stock	-	-	(75)	(59,904)	-	-	-	-	-	-	2,500	-	59,904	-	-	-
Redemption of Series C Preferred Stock	-	-	-	-	(316)	(267,856)	-	-	-	-	-	-	(127,144)	-	-	(395,000)
Stock-based inducement expense related to conversion of Series A Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	-	156,250	-	-	156,250
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	304,946	-	-	304,946
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,105,931)	(5,105,931)
Balance at March 31, 2025	1,429	$1,287,315	198	$158,147	2,537	$982,143	-	$-	-	$-	258,487	$25	$73,345,518	$(78,750)	$(76,023,784)	$(329,386)

See accompanying notes to the unaudited consolidated financial statements

CERO THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,885,914)	$(5,105,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	61,699	76,294
Stock-based compensation	1,617,455	304,946
Amortization of right-to-use operating lease asset	214,443	193,181
Inducement expense	-	156,250
Amortization of debt discount	136,765	-
Foreign currency transaction gain included in other income (expenses)	(173)	-
Derivative expense	896,722	-
Gain on revaluation of earnout liability	(19,500)	-
Change in assets and liabilities:
Prepaid expenses and other current assets	354,991	(289,715)
Accounts payable	105,955	727,912
Accrued liabilities	136,977	(299,690)
Insurance financing liability	(142,950)	-
Operating lease liability	(237,527)	(208,914)
Net cash used in operating activities	(2,761,057)	(4,445,667)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of Series A Preferred warrants	-	500,000
Proceeds from convertible notes, net	1,500,000	-
Proceeds from share purchases under ELOC, net of issuance costs	456,166	1,227,241
Proceeds from collection of stock subscriptions receivable	-	716,694
Proceeds received from sale of common stock and warrants, net of issuance costs	-	588,000
Proceeds received from sale of pre-funded warrants, net of issuance costs	-	3,685,027
Proceeds from exercise of pre-funded warrants	-	182
Cash redemption of Series C Preferred Stock	-	(395,000)
Net cash provided by financing activities	1,956,166	6,322,144

Net (decrease) increase in cash, restricted cash and cash equivalents	(804,891)	1,876,477

Cash, restricted cash and cash equivalents at beginning of period	1,662,380	3,327,060

Cash, restricted cash and cash equivalents at end of period	$857,489	$5,203,537

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash and cash equivalents	$782,733	$5,128,781
Restricted cash	74,756	74,756
Cash, restricted cash and cash equivalents	$857,489	$5,203,537

NON-CASH FINANCING ACTIVITIES:
Conversion of Series A, Series B, Series C and Series D preferred stock to common stock	$45,366	$980,985
Increase in debt discount and derivative liabilities	$1,500,000	$-
Reclassification of deferred offering costs to additional paid-in capital	$-	$112,232
Reclassification of accrued expenses to accounts payable	$-	$1,143,826

See accompanying notes to the unaudited consolidated financial statements

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 and 2025

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Nature of Operations – CERo Therapeutics Holdings, Inc. (OTCQB: CERO) (“CERo”, or the “Company”), F/K/A Phoenix Biotech Acquisition Corp. (“PBAX”) was incorporated in Delaware on June 8, 2021. PBAX was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (a “business combination”).

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

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 and 2025

(Unaudited)

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

Going Concern – The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital to fund its research and development (“R&D”) activities and meet its obligations on a timely basis. As of March 31, 2026, the Company reported approximately $857,489 of cash, restricted cash, and cash equivalents, a working capital deficit of approximately $9.8 million, and an accumulated deficit and stockholders’ deficit of approximately $96.7 million and $9.3 million, respectively. Additionally, during the three months ended March 31, 2026, the Company used approximately $2.8 million of net cash in operating activities, had a net loss of approximately $5.9 million and has no revenues. During the three months ended March 31, 2026, we received aggregate net proceeds of $1,956,166 from the sale of common stock in connection with ELOC fundings and debt financings. Additional funds are necessary to maintain current operations and to continue R&D activities. However, there can be no assurance that sufficient funding will be available to allow the Company to successfully continue its R&D activities and planned regulatory filings with the FDA. If the Company is unable to obtain the necessary funds, significant reductions in spending and the delay or cancellation of planned activities may be necessary. These actions would have a material adverse effect on the Company’s business, results of operations, and prospects. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these unaudited condensed consolidated financial statements are issued. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Use of estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses incurred during the reporting period. Items subject to such estimates and assumptions include the estimates of the fair value of investments in equity securities, common stock, and derivative liabilities, the fair value of stock-based compensation expense, the present value of right-to-use assets and lease liabilities, the valuation of earnout liability, the value of deemed dividends and inducement expense, and the valuation allowance associated with deferred tax assets. Actual results could differ from those estimates.

Cash, restricted cash, and cash equivalents – The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents. As of March 31, 2026 and December 31, 2025, cash and cash equivalents consist of cash deposited with banks, including a money market sweep account, and restricted cash of $74,756 and $74,756, respectively, held on account by a financial institution as collateral for a demand letter of credit issued as a real estate security deposit. The demand letter of credit expires at the end of the Company’s operating lease in September 2026.

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

Concentration of credit risk – Financial instruments that potentially subject the Company to credit risk consist primarily of cash, restricted cash, and cash equivalents. The Company’s cash, restricted cash, and cash equivalents are on deposit with two financial institutions that management believe are of sufficiently high credit quality. Deposits at any of the Company’s financial institutions may, at times, exceed federal insured limits. As of March 31, 2026, deposits in excess of federal insured limits amounted to approximately $509,000.

Investor concentrations – Generally, the Company receives substantially all of its funding from one investor. The loss of these investors would have a material adverse effect on the Company’s consolidated results of operations and financial condition. If the Company is unable to obtain the necessary funds from new investors, significant reductions in spending and the delay or cancellation of planned activities may be necessary. These actions would have a material adverse effect on the Company’s business, results of operations, and prospects.

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 and 2025

(Unaudited)

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

Impairment of long-lived assets – The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. Through March 31, 2026, the Company has not experienced any impairment losses on its long-lived assets.

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

The accounting for leases includes a number of reassessment and re-measurement requirements for lessees based on certain triggering events or impairment conditions. There were no impairment indicators identified during the three months ended March 31, 2026 and 2025, that would require impairment testing of the Company’s right-of-use assets.

Certain of the Company’s leases include variable lease costs to reimburse the lessor for real estate tax and insurance expenses, and certain non-lease components that transfer a distinct service to the Company, such as common area maintenance services. The Company has elected to separate the accounting for fixed lease components and variable and non-lease components for real estate and equipment leases. The variable lease costs are recorded on the consolidated statement of operations as rent expense, within general and administrative expenses. The Company does not have any financing leases as of March 31, 2026 and December 31, 2025.

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

Preferred stock warrant liability – Warrant accounting requires liability classification of warrants when the warrants include a conditional obligation, once the warrant is exercised, that would require the Company to redeem its equity shares. Warrants are analyzed to determine whether the warrant is a freestanding instrument and if so, whether the warrant was issued in a transaction with other instrument(s). If a freestanding warrant is issued with other instruments in a single transaction, then the proceeds of the transaction are allocated first to the fair value of the warrant, with the remainder being allocated to the other instruments. Any warrants considered a liability are remeasured as of each reporting period end, with any changes in fair value recognized as interest and other income, net in the consolidated statement of operations. The Company has determined any warrant liability is a Level 3 instrument in the fair value measurements hierarchy. The Company has not included the effect of preferred stock warrants in the calculation of diluted loss per share since the inclusion of such warrants would be anti-dilutive. As of March 31, 2026 and December 31, 2025, there was no preferred stock warrant liability.

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 and 2025

(Unaudited)

Earnout liability - As a result of the Merger in February 2024, the Company recognized an initial earnout liability of approximately $4.9 million on the merger date. The earnout liability is measured using unobservable (Level 3) inputs and is included in current liabilities on the accompanying consolidated balance sheet. Historically, the Company estimated the fair value of the earnout liability by applying a Monte-Carlo simulation method using the Company’s projection of future operating results and the estimated probability of achievement of the earnout target metrics. The Monte-Carlo simulation is a generally accepted statistical technique used to generate a defined number of valuation paths in order to develop a reasonable estimate of the fair value of the earnout liability. The liability was remeasured to fair value using the Monte-Carlo simulation method at each reporting period, and the change in fair value is recognized in other income (expense) until the contingency is resolved. Earnout target metrics include (i) the achievement of certain stock price-based earnout targets related to 500 earnout common shares and (ii) upon closing of a definitive agreement with respect to a change of control related to 100 earnout common shares. On February 5, 2024, the Company entered into Amendment No. 1 to the Business Combination Agreement to modify the stock-price based milestones such that (a) the trading price condition for the first level earnout target related to 250 common shares was reset to $25,000 or 125% of the conversion price of the Series A Preferred Stock, which equals $0.0625 as of December 31, 2025 and (b) the trading price condition for the second level earnout target related to 250 common shares was reset to $30,000 or 150% of the conversion price of the Series A Preferred Stock, which equals $0.075 as of December 31, 2025. During the three months ended March 31, 2025, the Company did not record a gain or loss from the change in fair value of the earnout liability. During the three months ended March 31, 2026, the Company recorded a gain from the change in fair value of the earnout liability of $19,500, which is included in other income (expense), net on the accompanying consolidated statement of operations. As of March 31, 2026 and December 31, 2025, 600 shares of the Company’s common stock are issuable pursuant to the earnout target metrics and the Company estimates that the earnout liability amount is insignificant.

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

Carrying amounts of certain of the Company’s financial instruments, including cash, restricted cash, and cash equivalents, prepaid expenses and other current assets, convertible notes payable, accounts payable, and accrued liabilities approximate fair value due to their relatively short maturities.

On March 31, 2026 and December 31, 2025, the fair value of the Company’s derivative liabilities and earnout liability (see Note 2 and 10 for details) was classified as follows:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Derivative liabilities (see Note 5)	$-	$-	$2,396,722	$2,396,722
Earnout liability	$-	$-	$500	$500

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Earnout liability	$-	$-	$20,000	$20,000

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 and 2025

(Unaudited)

The change in the fair value measurement using significant inputs (Level 3) is summarized below:

Derivative liabilities:
Balance at December 31, 2025	$-
Initial derivative liabilities included in debt discount	1,500,000
Initial derivative liabilities included in derivative expense	1,061,591
Gain on revaluation of derivative liabilities included in derivative expense	(164,869)
Balance at March 31, 2026	$2,396,722

Earnout liability:
Balance at December 31, 2025	$20,000
Gain on revaluation of earnout liability	(19,500)
Balance at March 31, 2026	$500

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

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 and 2025

(Unaudited)

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

Loss per common share – The Company reports both basic and diluted loss per common share. Basic loss per share is calculated based on the weighted average number of shares of common stock outstanding and excludes the dilutive effect of convertible preferred stock, warrants for convertible preferred stock or common stock, stock options or any other type of convertible securities. Diluted loss per common share is calculated based on the weighted average number of shares of common stock outstanding and when the effect of stock options, warrants and other types of convertible securities is dilutive, they are included in the calculation. Dilutive securities are excluded from the diluted loss per common share calculation if their effect is anti-dilutive, such as in periods where the Company reports a net loss (See Note 3).

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), Narrow-Scope Improvements, to provide clarity about the current requirements, rather than evaluate whether to expand or reduce interim disclosure requirements. The amendments in ASU 2025-11 result in a comprehensive list of interim disclosures that are required by GAAP. The amendments in ASU 2025-11 also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 and early adoption is permitted. The amendments in ASU 2025-11 can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the disclosure impact that ASU 2025-11 may have on its financial statement presentation and disclosures.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s consolidated financial statements.

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 and 2025

(Unaudited)

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

The following table summarizes the number of shares of Common Stock issuable upon conversion or exercise, as applicable, of convertible securities, stock options, and warrants that were not included in the calculation of diluted net loss per share because such shares are anti-dilutive:

	For the three months ended March 31,	For the three months ended March 31,
	2026	2025
Conversion of convertible preferred stock issued and outstanding	210,880,000	128,412
Conversion of convertible notes payables	37,500,000	-
Exercise of warrants for common stock	159,724	170,274
Common stock underlying outstanding options (2024 Plan)	45,833,762	23,560
	294,373,486	322,246

Restricted common stock can be issued to directors, executives or employees of the Company and are subject to time-based vesting. These potential shares are excluded from the computation of basic loss per share as these shares are not considered outstanding until vested. No unvested restricted common stock awards were issued or outstanding during the three months ended March 31, 2026 and 2025.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Laboratory equipment	$2,507,839	$2,507,839
Computers	38,323	38,323
Furniture	8,429	8,429
Total cost	2,554,591	2,554,591
Less: accumulated depreciation	(2,370,142)	(2,308,443)
Property and equipment, net	$184,449	$246,148

For the three months ended March 31, 2026 and 2025, depreciation expense was $61,699 and $76,294, respectively.

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 and 2025

(Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On February 9, 2026, the Company issued and sold a convertible promissory note for a purchase price of $750,000, having a principal face value of $937,500 (the “February 2026 Note”) to Keystone Capital Partners, LLC (“Lender”). Pursuant to the February 2026 Note, the Company may borrow, from time to time thereunder, up to a maximum aggregate amount not to exceed a sum of $1,000,000. The February 2026 Note bears interest at a rate of 10% per annum, matures on July 9, 2027, and is convertible into shares of the Company’s Common Stock. Additionally, on March 6, 2026, the Company issued and sold a convertible promissory note for a purchase price of $750,000, having a principal face value of $937,500 (the “March 2026 Note”) to the Lender. Pursuant to the March 2026 Note, the Company may borrow, from time to time thereunder, up to a maximum aggregate amount not to exceed a sum of $1,000,000. The March 2026 Note bears interest at a rate of 10% per annum, matures on August 6, 2027, and is convertible into shares of the Company’s Common Stock. At any time after the issuance of the February 2026 Note and March 2026 Note, the Lender, at its option, is entitled to convert all or any lesser portion of the outstanding principal amounts and accrued but unpaid interest into Common Stock at a conversion price equal to the lesser of (i) $0.05 and (ii) 80% of the average of the 5 (five) lowest intraday trading prices during the 20 (twenty) days prior to the day that the Lender requests conversion, unless otherwise modified by mutual agreement between the parties, subject to certain adjustments and limitations, including a beneficial ownership limitation of 4.99%.

The Company evaluated these convertible notes and determined that the embedded conversion feature in the convertible notes qualifies as derivatives to be separately accounted for in accordance with ASC 815-10-05-4, Derivatives and Hedging and 815-40, Contracts in Entity’s Own Equity because the conversion feature is not clearly related to the debt host. Accordingly, under the provisions of ASC 815-40, the embedded conversion option contained in the convertible notes were accounted for as derivative liabilities at the date of issuance and will be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives was determined using the Binomial valuation model. At the end of each period, the Company revalues the embedded conversion option derivative liabilities. In connection with the issuance of these convertible notes, during the three months ended March 31, 2026, on the initial measurement date, the fair values of the embedded conversion option derivatives of $1,500,000 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the convertible notes, with the remainder of $1,061,591 charged to current period operations as initial derivative expense. At the end of the period, the Company revalued the embedded conversion option derivative liabilities and recorded a derivative gain of $164,869. In connection with the initial valuations and revaluations, the Company recorded aggregate derivative expense of $896,722 for the three months ended March 31, 2026.

During the three months ended March 31, 2026, the fair value of the derivative liabilities option was estimated using the Binomial valuation model with the following assumptions:

Three months ended March 31, 2026
Expected dividend rate	-
Expected term (in years)	1.4
Volatility	284.7% to 293.8%
Risk-free interest rate	3.48% to 3.79%

On March 31, 2026 and December 31, 2025, convertible notes are as follows:

	March 31, 2026	December 31, 2025
Principal amount	$1,875,000	$-
Less: unamortized debt discount	(1,738,235)	-
Convertible notes payable, net	136,765	-
Less: current portion of convertible notes payable	-	-
Convertible notes payable, net – long-term	$136,765	$-

For the three months ended March 31, 2026 and 2025, amortization of debt discounts related to convertible notes amounted to $136,765 and $0, respectively, which has been included in interest expense on the accompanying unaudited condensed consolidated statements of operations. The weighted average interest rate during the three months ended March 31, 2026 and 2025 was approximately 10.0% and 0.0%, respectively.

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 and 2025

(Unaudited)

NOTE 6 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Employee-related liabilities	$151,525	$168,889
Accrued franchise taxes	78,448	78,448
Penalty for late S-1 filing and effectiveness	55,000	55,000
Accrued consulting, professional services and other	215,815	61,474
	$500,788	$363,811

NOTE 7 – LEASES

As of March 31, 2026 and December 31, 2025, the Company holds a five-year lease for laboratory and office space expiring in September 2026. The lease has escalating contractual rent and variable rent components and the Company elected to separate the contractual and variable elements for valuing the operating lease liability and right-to-use asset. The lease does not have any options for extension or expansion. On December 30, 2025 and effective on January 1, 2026, the Company entered in a license agreement to sublease a portion of its leased space to the sublessee for $25,000 per month on a monthly basis. In connection with license agreement, in January 2026, the Company collected a $25,000 security deposit, which is included in accrued liabilities on the accompanying unaudited condensed consolidated balance sheet as of March 31, 2026. The Company recorded the following lease costs:

	For the three months ended March 31,	For the three months ended March 31,
	2026	2025
Operating leases:
Operating lease cost	$229,331	$229,331
Variable operating lease cost	65,000	187,730
Sublease income received	(72,500)	-
Total lease cost	$221,831	$417,061

The right-of-use asset, net for the operating lease was recorded in the consolidated balance sheets as follows:

	March 31,	December 31,
	2026	2025
Right-of-use assets, net	$446,263	$660,706

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 and 2025

(Unaudited)

The operating lease liability for the operating lease was recorded in the consolidated balance sheets as follows:

	March 31,	December 31,
	2026	2025
Operating lease liabilities, current	$461,580	$699,107
Operating lease liabilities, non-current	-	-
Total operating lease liabilities	$461,580	$699,107

Weighted-average remaining lease term of operating leases (in years)	0.50	0.75
Weighted-average discount rate for operating leases	9.60%	9.60%

The following table reconciles the undiscounted future minimum lease payments under the non-cancelable operating lease with terms of more than one year to the total operating lease liabilities recognized on the Company’s unaudited condensed consolidated balance sheet as of March 31, 2026:

Maturity of the Company’s lease liabilities as of March 31, 2026 is as follows:

2026	$473,979
Total lease payments	473,979
Less: imputed interest	(12,399)
Total lease liabilities	$461,580

NOTE 8 – STOCKHOLDERS’ DEFICIT

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

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 and 2025

(Unaudited)

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

During the three months ended March 31, 2025, the 625 remaining Series A Preferred Warrants were exercised into 625 shares of Series A Preferred Stock for gross proceeds of $500,000.

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 and 2025

(Unaudited)

During the three months ended March 31, 2025, 1,090 shares of Series A Preferred Stock were converted into 14,447 shares of Common Stock. The conversion ratio was based on the Series A Certificate of Designations and reflected the application of the Alternate Conversion Price described above, applicable as of each date of conversion plus a 25% premium for penalties due. As a result of the 25% premium, during the three months ended March 31, 2025, the Company recorded the following: 1) for 473 shares of Series A Preferred Stock converted during the continuance of a Trigger Event as described above, the Company recorded a deemed dividend of $118,250, which represents the fair value of excess common stock convertible and issuable to the preferred shareholders upon occurrence of the trigger event based on an average per share common share price of $95.00, the effect of which was an increase in the net loss attributable to common shareholders in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2025, and 2) for 617 shares of Series A Preferred Stock converted after the expiration of a Trigger Event as described above, the Company recorded a stock-based inducement expense of $156,250, which represents the fair value of excess common stock transferred to the preferred shareholders based on an average per share common share price of $95.00 and is reflected as part of other income (expense), net, on the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2025.

Additionally, certain investors are owed an aggregate of 692 shares of Common Stock of the Company due to shortfall in number of shares issued upon conversion, which represents the 25% premium not received during the year ended December 31, 2024. Accordingly, during the year ended December 31, 2024, the Company reduced additional paid-in capital by $85,500 and recorded a liability of $85,500, which is reflected on the accompanying consolidated balance sheets as deemed dividend - common stock liability as of March 31, 2026 and December 31, 2025.

As of March 31, 2026, there were 1,429 remaining shares of Series A Preferred Stock, which were convertible into approximately 28,580,000 shares of Common Stock based on a conversion price of $0.05 per share.

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

The Series B Preferred Stock ranks pari passu with the Series A Preferred Stock.

Due to delayed filing and declaration of effectiveness relative to the deadlines defined in the Registration Rights Agreement, through December 31, 2024, the Company accrued a registration rights penalty amounting to $55,000, which is payable in cash to the holders of Series B Preferred Stock and included in accrued liabilities on the accompanying unaudited condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.

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

As of March 31, 2026 and December 31, 2025, there were no remaining shares of Series B Preferred Stock.

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 and 2025

(Unaudited)

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

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 and 2025

(Unaudited)

On March 10, 2025, the Company paid certain investors $395,000 for the redemption of 316 shares of the Series C Preferred Stock, which included $267,856 of the initial purchase price and a cash redemption premium of $127,144. During the three months ended March 31, 2025, the $127,144 of excess paid over the initial purchase price was included in deemed dividend on the accompanying unaudited condensed consolidated statement of operations.

As of March 31, 2026 and December 31, 2025, there were 7 remaining shares of Series C Preferred Stock, which were convertible into approximately 140,000 shares of Common Stock at a conversion price of $0.05 per share.

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

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 and 2025

(Unaudited)

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

If 30 days or 60 days following the occurrence of the later of (x) the Series D Stockholder Approval Date and (y) the earlier of (a) the effective date of the registration statement to be filed pursuant to the Registration Rights Agreement and (b) the date that the Series D Preferred Stock is eligible to be resold without restriction under Rule 144 of the Securities Act, the Series D Conversion Price then in effect was the greater of $3.12 and the Market Price (as defined in the Series D Certificate of Designations) then in effect (the “Series D Adjustment Price”), the Conversion Price shall automatically lower to the Series D Adjustment Price (See below).

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

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 and 2025

(Unaudited)

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

During the three months ended March 31, 2026, 60 shares of Series D Preferred Stock were converted into 1,200,000 shares of Common Stock. The conversion ratios were at the Series D New Issuance Price of $0.05 per share.

As of March 31, 2026, there were 5,292 remaining shares of Series D Preferred Stock, which were convertible into approximately 105,840,000 shares of Common Stock at the $0.05 conversion price based on stated value of $1,000 per share of Series D Preferred Stock. As of December 31, 2025, there were 5,352 remaining shares of Series D Preferred Stock, which were convertible into approximately 107,040,000 shares of Common Stock.

Series E Convertible Preferred Stock

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

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 and 2025

(Unaudited)

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

Conversion Rights

Conversion at Option of Holder. Each holder of Series E Preferred Stock may convert all, or any part, of the outstanding Series E Preferred Stock, at any time at such holder’s option, into shares of the Common Stock (which converted shares of Common Stock are referred to as “Conversion Shares” herein) at the initial fixed “Series E Conversion Price” of $4.1625, which is subject to proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions.

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

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 and 2025

(Unaudited)

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

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 and 2025

(Unaudited)

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

On December 19, 2025, the date of the Special Meeting of the Company, the stockholders of the Company approved, subject to certain conditions, the issuance of shares of Common Stock in accordance with Nasdaq Listing Rule 5635, upon the conversion of the Company’s Series E Preferred Stock. Pursuant to the Series E Certificate and Designations. the Series E Conversion Price shall automatically adjust to such New Issuance Price on the Series E Stockholder Approval Date. Since October 14, 2025, the Company converted Series C Preferred Stock at a lower price than the Series E conversion price then in effect of $4.1625. Accordingly, the conversion price of the 3,816 Series E Preferred Stock adjusted from a conversion price of $4.1625 to $0.05 per share. In connection with these down round triggering events, during the fourth quarter of 2025, the Company recorded a deemed dividend of $7,163,308, which represents the fair value of excess common stock convertible and issuable to the Series E Preferred shareholders upon occurrence of the trigger event based on an average per share common share price of $0.095, the effect of which was an increase in the net loss attributable to common shareholders in the consolidated statement of operations for the year ended December 31, 2025.

Registration Rights Agreement

On October 14, 2025, the Company entered into the Fifth Registration Rights Agreement, pursuant to which the Company filed a registration statement with the SEC, to register for resale the Common Stock issuable upon the conversion of the Series E Preferred Stock.

As of March 31, 2026 and December 31, 2025, there were 3,816 shares of Series E Preferred Stock issued and outstanding, which were convertible into approximately 76,320,000 shares of Common Stock at a conversion price of $0.05 per share.

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 and 2025

(Unaudited)

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

During the three months ended March 31, 2026, the Company sold 13,707,702 shares of common stock of the Company for net proceeds of $456,166 and a subscription receivable of $44,545 as of March 31, 2026 under the November 2025 Keystone Purchase Agreement. The subscription receivable was collected in April 2026.

Sale of Pre-funded Warrants and Common Stock

On February 5, 2025, the Company announced the pricing of a reasonable best efforts public offering (the “Offering”), with participation from a member of the Company’s board of directors and a single institutional investor, for the purchase and sale of (i) 127,551 shares of Common Stock or common stock equivalents in lieu thereof (the Company sold 15,000 shares of its common stock and 112,551 pre-funded warrants); and (ii) common warrants to purchase up to 127,551 shares of common stock (the “Warrants”), at a combined public offering price of $39.20 per share and Warrant. In connection with the Offering, on February 5, 2025, the Company entered into a securities purchase agreement (the “SPA”) with the investors. The SPA contains customary representations, warranties and agreements of the Company and each investor and customary indemnification rights and obligations of the parties. In connection with this offering, the Company received net proceeds of approximately $4.2 million, which is net of offering costs and fees of $839,004. During the three months ended March 31, 2025, 15,000 shares of common stock were purchased upon the closing of the Offering for proceeds of $588,000 and 91,214 shares were issued in connection with the exercise of pre-funded warrants for proceeds of $182, totaling 106,214 shares of its common stock issued of the aggregate amount of 127,551 Common Stock shares sold. As of March 31, 2026 and December 31, 2025, 10,787 pre-funded warrants remain exercisable.

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

In connection with the Offering, on February 5, 2025, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Alliance Global Partners (“A.G.P.”), as the exclusive placement agent in connection with the Offering (the “Placement Agent”). Pursuant to a side letter between the Placement Agent and JonesTrading Institutional Services LLC (“Jones”), dated February 3, 2025, Jones agreed to be a financial advisor for the Offering. In connection with the services provided by Jones, the Placement Agent and Jones agreed that the Placement Agent will receive an aggregate fee equal to 6% of the gross proceeds received in the Offering and Jones will receive an aggregate fee equal to 3% of the gross proceeds received in the Offering. In addition, the Company agreed to reimburse the Placement Agent for its legal fees and expenses and other out-of-pocket expenses in an amount up to $85,000, non-accountable expenses of up to $25,000 and has agreed to reimburse Jones for all reasonable and documented out-of-pocket fees and expenses, including but not limited to travel and other out-of-pocket expenses in an amount not to exceed $15,000. In aggregate, the Placement Agent and Jones were paid fees and expenses of $524,983.

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 and 2025

(Unaudited)

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

NOTE 9 – WARRANTS

A summary of outstanding warrants as of March 31, 2026 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Public and Private Placement Warrants	4,596	$23,000.00	2.88
February 2024 Series A Common Warrants	306	2,780.00	1.37
September 2024 Series C Common Warrants	4,088	0.80	1.96
December 2024 Common Warrants	4,203	112.20	2.23
January 2025 Common Warrants	8,193	116.40	2.27
February 2025 Pre-funded Warrants	10,787	0.002	No expiration date
February 2025 Common Warrants	127,551	39.20	3.86
Outstanding as of March 31, 2026	159,724	$707.39	3.64

On March 31, 2026, the intrinsic value of the warrants amounted $356.

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 and 2025

(Unaudited)

NOTE 10 – FAIR VALUE MEASUREMENTS

Earnout and derivative liabilities

The classification of the fair value of the earnout liability and derivative liabilities and the change in the fair value measurement using significant inputs (Level 3) for the three months ended March 31, 2026 and 2025 for the Company is presented below:

	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Balance at December 31, 2025	$-	$-	$-	$-
Initial derivative liabilities included in debt discount			1,500,000	1,500,000
Initial derivative liabilities included in derivative expense			1,061,591	1,061,591
Gain on revaluation of derivative liabilities included in derivative expense	-	-	(164,869)	(164,869)
Balance at March 31, 2026	$-	$-	$2,396,722	$2,396,722

Earnout liability:
Balance at December 31, 2024	$-	$-	$20,000	$20,000
Revaluation of earnout liability	-	-	-	-
Balance at March 31, 2025	$-	$-	$20,000	$20,000

Earnout liability:
Balance at December 31, 2025	$-	$-	$20,000	$20,000
Revaluation of earnout liability	-	-	(19,500)	(19,500)
Balance at March 31, 2026	$-	$-	$500	$500

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 and 2025

(Unaudited)

NOTE 11 – STOCK-BASED COMPENSATION

On March 25, 2024, stockholders approved the 2024 Employee Stock Purchase Plan (the “2024 ESPP”), with initial reserves of 255 shares of common stock. The 2024 ESPP became effective on February 14, 2024. The 2024 ESPP also has an evergreen provision. On January 1, 2025, the reserve increased by 510 shares. On January 1, 2026, the reserve increased by 510 shares. No awards have been granted under the 2024 ESPP as of March 31, 2026.

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

On January 7, 2026, the Company’s Board of Directors granted an aggregate of 43,936,333 stock options under the 2024 Plan, to executive officers, board members, employees, and consultants, exercisable on the date of grant at $0.055 per share with a ten-year term and vest over a requisite service period, which is usually the vesting period, or as certain performance-based vesting terms are met. These options were valued at $2,416,498 on the grant date using a Black Scholes option pricing model using the assumptions summarized below. The Company calculated the fair value of the unvested stock options, in the amount of $2,416,498, which is being amortized over the vesting period or as certain performance-based vesting terms have been met.

On March 4, 2026, the Company’s Board of Directors granted an aggregate of 1,823,278 stock options under the 2024 Plan, to a new board member, exercisable on the date of grant at $0.055 per share with a ten-year term and vest over a requisite service period, which is usually the vesting period, or as certain performance-based vesting terms are met. These options were valued at $69,102 on the grant date using a Black Scholes option pricing model using the assumptions summarized below. The Company calculated the fair value of the unvested stock options, in the amount of $69,102, which is being amortized over the vesting period or as certain performance-based vesting terms have been met.

The Company’s stock option activity for the three months ended March 31, 2026 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Outstanding	Exercise	Contractual
	Stock	Price Per	Life
	Options	Share	(in Years)
Balance, December 31, 2025	74,151	$22.67	9.32
Options granted	45,759,611	0.055	-
Balance, March 31, 2026	45,833,762	$0.092	9.78
Options exercisable as of March 31, 2026	14,168,524	$0.15	9.78

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 and 2025

(Unaudited)

The Company estimated the fair value of the stock options during the three months ended March 31, 2026 and 2025 using Black-Scholes with the following assumptions.

	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	3.54 to 3.70%	4.01%
Expected life (in years)	5.0 to 6.0	5.0
Expected dividend yield	-%	-%
Expected volatility	289.71 to 299.44%	121.09%

For the three months ended March 31, 2026, the Company recorded stock-based compensation expense of $1,617,455, of which $505,877 was related to research and development and $1,111,578 was related to general and administrative.

For the three months ended March 31, 2025, the Company recorded stock-based compensation expense of $304,946, of which $73,302 was related to research and development and $231,644 was related to general and administrative.

As of March 31, 2026, the Company had approximately $1,317,914 of unamortized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 0.53 years. The weighted average grant date calculated fair value per share of the Company’s options granted during the three months ended March 31, 2026 was $0.055. As of March 31, 2026, the intrinsic value of outstanding stock options was $0.00.

NOTE 12 – 401(K) RETIREMENT SAVINGS PLAN

The Company sponsors a 401(k) defined contribution plan covering eligible employees who elect to participate. The Company is allowed to make discretionary profit sharing and 401(k) matching contributions as defined in the plan and as approved by the Board of Directors. The Company’s accrued contributions for the three months ended March 31, 2026 was $11,550. The Company did not make any contributions to the 401(k) during the three months ended March 31, 2025.

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 and 2025

(Unaudited)

NOTE 13 – RELATED-PARTY TRANSACTIONS

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

The following table summarizes the pre-funded warrants and February 2025 Common Warrants sold to our related party:

Purchasers	Pre-Funded Warrants Purchased	Total Purchase Price	February 2025 Common Warrants Issued
Atwood-Edminster Trust dtd 4-2-2000 and GVN, LLC (2)	25,510	$999,992	25,510

(1)	Brian G. Atwood served as Chairman and Chief Executive Officer of the Company from February 2024 to September 2024, and previously served as Chairman of PBAX until the closing of the Business Combination in February 2024. Mr. Atwood is currently a member of the board of directors of the Company and serves as a trustee of Atwood-Edminster Trust dtd 4-2-2000. GVN, LLC, is a limited liability company of which the sole member is the Atwood-Edminster Trust dtd 4-2-2000, and of which Brian G. Atwood and Lynne H. Edminster are the managers.

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

During the three months ended March 31, 2026 and 2025, the Company incurred consulting fees of $55,000 and $53,500 to members of the Company’s board of directors, respectively.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, the Company may be involved in litigation or receive claims arising out of our operations in the normal course of business. We are not currently a party to any other legal proceeding or are aware of claims that we believe would, if decided adversely, have a material adverse effect on the Company’s business, financial condition, or operating results.

See Note 7 for leases.

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 and 2025

(Unaudited)

NOTE 15 – SUBSEQUENT EVENTS

ELOC Issuances

During the period from April 1, 2026 to May 14, 2026, the Company sold 7,266,378 shares of Common Stock pursuant to the New Keystone Purchase agreement for net proceeds of $201,683 and a subscription receivable of $7,953.

Convertible Note Issuances

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

On April 27, 2026, the Company issued and sold a convertible promissory note for a purchase price of $400,000, having a principal face value of $500,000 (the “Second April Note”) to the Lender. Pursuant to the Second April Note, the Company may borrow, from time to time thereunder, up to a maximum aggregate amount not to exceed a sum of $1,000,000. The Second April Note bears interest at a rate of 10% per annum, matures on April 27, 2027, and is convertible into shares of the Company’s common stock. At any time after the issuance of the Second April Note, the Lender, at its option, is entitled to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into common stock at a conversion price equal to the lesser of (i) $0.05 and (ii) 80% of the average of the 5 (five) lowest intraday trading prices during the 20 (twenty) days prior to the day that the Lender requests conversion, unless otherwise modified by mutual agreement between the parties, subject to certain adjustments and limitations, including a beneficial ownership limitation of 4.99%. The Company evaluated these convertible notes and determined that the embedded conversion feature in the convertible notes qualifies as derivatives to be separately accounted for in accordance with ASC 815-10-05-4, Derivatives and Hedging and 815-40, Contracts in Entity’s Own Equity. This accounting treatment requires that the carrying amount of the embedded derivatives be recorded at fair value on issuance date and marked-to-market at each balance sheet date.

Conversion of Series E Preferred Shares

On May 5, 2026, 18.356 shares of Series E Preferred Stock were converted into 1,835,655 shares of Common Stock at a conversion price of $0.01 per share. Pursuant to Series E Certificate of Designations, the conversion price of the remaining Series E Preferred Stock was reduced to $0.01 per share.

Additionally, due to the conversion of Series E Preferred issuance shares at a lower conversion price, the conversion price of the Series A Preferred, Series C Preferred and Series D Preferred was lowered to $0.01 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that CERo Therapeutics Holdings, Inc. (“the Company”) management believes is relevant to an assessment and understanding of its results of operations and financial condition. The discussion should be read together with (i) the Company’s unaudited condensed consolidated financial statements and related notes that are presented above and (ii) the Company’s audited consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2026. This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements resulting from various factors. Please see “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC.

Overview

CERo Therapeutics Holdings, Inc. (OTCQB: CERO) (“CERo”, or the “Company”), F/K/A Phoenix Biotech Acquisition Corp. (“PBAX”) was incorporated in Delaware on June 8, 2021. PBAX was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (a “business combination”).

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

Going concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital to fund its research and development (“R&D”) activities and meet its obligations on a timely basis. As of March 31, 2026, the Company reported approximately $857,489 of cash, restricted cash, and cash equivalents, a working capital deficit of approximately $9.8 million, and an accumulated deficit and stockholders’ deficit of approximately $96.7 million and $9.3 million, respectively. Additionally, during the three months ended March 31, 2026, the Company used approximately $2.8 million of net cash in operating activities, has a net loss of $5.9 million and has no revenues. During the three months ended March 31, 2026, we received net proceeds from the sale of common stock in connection with ELOC fundings. Additional funds are necessary to maintain current operations and to continue R&D activities. However, there can be no assurance that sufficient funding will be available to allow the Company to successfully continue its R&D activities and planned regulatory filings with the FDA. If the Company is unable to obtain the necessary funds, significant reductions in spending and the delay or cancellation of planned activities may be necessary. These actions would have a material adverse effect on the Company’s business, results of operations, and prospects. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these unaudited condensed consolidated financial statements are issued. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

During the three months ended March 31, 2026, we received net proceeds of $456,166 from the sale of our common stock from ELOC fundings. Furthermore, on February 9, 2026 and on March 6, 2026, we issued and sold Convertible Notes for an aggregate purchase price of $1,500,000 ($750,000 each), having an aggregate principal face value of $1,875,000 ($937,500 each) to Keystone. Additional funds are necessary to maintain current operations and to continue R&D activities. However, there can be no assurance that sufficient funding will be available to allow the Company to successfully continue its R&D activities and planned regulatory filings with the FDA. If the Company is unable to obtain the necessary funds, significant reductions in spending and the delay or cancellation of planned activities may be necessary. These actions would have a material adverse effect on the Company’s business, results of operations, and prospects. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date the unaudited consolidated financial statements are issued. These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Recent Developments

On April 8, 2026, we issued and sold a convertible promissory note for a purchase price of $350,000, having a principal face value of $437,500 (the “April 2026 Note”) to Lender. Pursuant to the April 2026 Note, the Company may borrow, from time to time thereunder, up to a maximum aggregate amount not to exceed a sum of $1,000,000. The April 2026 Note bears interest at a rate of 10% per annum, matures on April 9, 2027, and is convertible into shares of the Company’s common stock. On April 27, 2026, we issued and sold a convertible promissory note for an purchase price of $400,000, having a principal face value of $500,000 (the “Second April Note”) to Lender. Pursuant to the Second April 2026 Note, the Company may borrow, from time to time thereunder, up to a maximum aggregate amount not to exceed a sum of $1,000,000. The Second April Note bears interest at a rate of 10% per annum, matures on April 27, 2027, and is convertible into shares of the Company’s common stock. At any time after the issuance of the Apri 2026 Note and the Second April Note, the Lender, at its option, is entitled to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into common stock at a conversion price equal to the lesser of (i) $0.05 and (ii) 80% of the average of the 5 (five) lowest intraday trading prices during the 20 (twenty) days prior to the day that the Lender requests conversion, unless otherwise modified by mutual agreement between the parties, subject to certain adjustments and limitations, including a beneficial ownership limitation of 4.99%.

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

FDA Designation

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

 Other

The Company’s shares of Common Stock commenced trading on OTCQB as of December 2, 2025. On January 29, 2026, after considering the written record in this matter, the Nasdaq Listing and Hearing Review Council issued its decision affirming the Panel’s decision to delist the Company’s securities from Nasdaq.

Results of Operations

Revenue

The Company has not recognized any revenue from any sources, including from product sales, and the Company does not expect to generate any revenue from the sale of products in the foreseeable future. If the development efforts for the Company’s product candidates, each of which is a specific product and indication combination, are successful and result in regulatory approval, or if the Company executes license agreements with third parties, the Company may generate revenue from R&D services, from the achievement of development milestones or from milestones and royalties related to product sales. However, there can be no assurance as to when any revenues will be generated, if at all.

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

Other Income (Expenses), Net

Other expenses, net consists predominantly of interest income from interest bearing bank accounts, interest expense, and gains or losses on the initial valuation and revaluation of earnout and derivative liabilities, which represents the initial fair value and change in fair value of conversion options related to our convertible notes payable between periods.

Results of Operations for the three months ended March 31, 2026 and 2025

Results of operations for the three months ended March 31, 2026 and 2025 is summarized as follows:

	For the Three Months Ended March 31,			Percentage
	2026	2025	Change	Change
Operating expenses:
Research and development	$2,338,345	$2,907,827	$(569,482)	(19.6)%
General and administrative	2,507,383	2,042,704	464,679	22.7%
Total operating expenses	4,845,728	4,950,531	(104,803)	(2.1)%
Loss from operations	(4,845,728)	(4,950,531)	104.803	(2.1)%

Other income (expenses):
Other income	173	-	173	100.0%
Derivative expense	(896,722)	-	(896,722)	(100.0)%
Change in fair value of earnout liabilities	19,500	-	19,500	100.0%
Share-based inducement expenses	-	(156,250)	156,250	100.0)%
Interest income	3,149	850	2,299	270.5%
Interest expense	(166,286)	-	(166,286)	(100.0)%
Total other (expenses), net	(1,040,186)	(155,400)	(884,786)	569.4%
Net loss	(5,885,914)	(5,105,931)	(884,786)	15.3%
Deemed dividend on Series A, B and C Preferred Stock	-	(264,144)	264,144	(100.0)%
Deemed dividend related to Series C Common Warrants	-	(84,083)	84,083	(100.0)%
Net loss attributable to common stockholders	$(5,885,914)	$(5,454,158)	$(431,756)	7.9%

Research and Development Expenses

Research and development expenses were $2.3 million for the three months ended March 31, 2026, compared to $2.9 million for the three months ended March 31, 2025, reflecting a decrease of $0.6 million. The decrease was related to decreased R&D activity in the 2026 period as compared to the 2025 period. During the 2025 period, the Company prepared and filed the IND for CER-1236, prepared for the clinical trials initiation, and began the clinical trial. The decrease in research and development expenses reflected (i) a decrease in clinical expenses of $0.8 million, (ii) a decrease in scientific consulting expenses of $0.2 million, and (iii) a decrease in rent expense of $0.2 million due to the receipt of subtenant rental income and a credit received from the landlord on common area charges paid. These decreases were offset by an increase in drug manufacturing costs of $0.2 million and stock-based stock option expense of approximately $0.4 million.

The Company anticipates that its R&D expenses will significantly increase in the future as the Company increases headcount, compensation expense, and contracted services for preclinical and clinical development of its product candidates, as well as for manufacturing of clinical product to be used in clinical development.

General and Administrative Expenses

General and administrative expenses were $2.5 million for three months ended March 31, 2026, compared to $2.0 million for the three months ended March 31, 2025, reflecting an increase of $0.5 million. The increase in the three months ended March 31, 2026 over the three months ended March 31, 2025 was partially due to an increase in stock-based stock options expense of approximately $0.9 million, offset by a decrease in professional fees of $0.2 million and a decrease in other general and administrative expenses of approximately $0.2 million.

Other Income (Expenses), Net

Other expenses, net was $(1.0) million for the three months ended March 31, 2026, compared to other expenses, net of $0.2 million for the three months ended March 31, 2025, reflecting a negative change of $0.8 million. The negative change during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily due to the recording of derivative expense of $0.9 million and interest expense of $0.2 million related to the issuance of convertible notes payable during the 2026 period, offset by a reduction in stock-based inducement expense of $0.2. million.

Net loss and net loss attributable to common stockholders

For the three months ended March 31, 2026 and 2025, net loss amounted to $5.9 million and $5.1 million, respectively, an increase of $0.8 million, or 15.3%. During the three months ended March 31, 2025, in connection with our Series A and Series B preferred stock conversions, and the redemption of Series C Preferred Stock, we recorded deemed dividends of $0.3 million, and in connection with the adjustment in the exercise price of Series C Common Warrants, we recorded deemed dividends of $0.1 million. Accordingly, for the three months ended March 31, 2026 and 2025, net loss attributable to common stockholders amounted to $5.9 million, or $0.20 per common share and $5.4 million, or $31.82 per common share, respectively.

Liquidity and Capital Resources

Capital Requirements

The Company has not generated any revenue from any source and the Company does not expect to generate revenue for at least the next few years. If the Company fails to complete the timely development of, or fails to obtain regulatory approval for, its product candidates, the ability of the Company to generate future revenue will be adversely affected. The Company does not know when, or if, it will generate any revenue from its product candidates and does not expect to generate revenue unless and until the Company obtains regulatory approval and commercialization of its product candidates.

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

The Company, therefore, anticipates that substantial additional funding will be needed in connection with its continuing operations. As of March 31, 2026, the Company had approximately $857,000 in cash, restricted cash, and cash equivalents, a working capital deficit of approximately $9.8 million, and an accumulated deficit of approximately $96.7 million. Additionally, during the three months ended March 31, 2026, the Company used approximately $2.8 of net cash in operating activities. The Company intends to devote most of the available cash to the clinical development of its product candidates and public company compliance costs. Based on current business plans, the Company believes that the cash available as of March 31, 2026 will not fund its operations and capital requirements for 12 months after the filing of these unaudited consolidated financial statements for the three months ended March 31, 2026. During the three months ended March 31, 2026, we received net proceeds of $456,166 from ELOC fundings. Furthermore, on February 9, 2026 and on March 6, 2026, we issued and sold Convertible Notes for an aggregate purchase price of $1,500,000 ($750,000 each), having an aggregate principal face value of $1,875,000 ($937,500 each) to Keystone. Additional funds are necessary to maintain current operations and to continue R&D activities. However, there can be no assurance that sufficient funding will be available to allow the Company to successfully continue its R&D activities and planned regulatory filings with the FDA. If the Company is unable to obtain the necessary funds, significant reductions in spending and the delay or cancellation of planned activities may be necessary. These actions would have a material adverse effect on the Company’s business, results of operations, and prospects. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date the unaudited consolidated financial statements are issued. These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

On April 8, 2026, we issued and sold a convertible promissory note for a purchase price of $350,000, having a principal face value of $437,500 (the “April 2026 Note”) to Lender. Pursuant to the April 2026 Note, the Company may borrow, from time to time thereunder, up to a maximum aggregate amount not to exceed a sum of $1,000,000. The April 2026 Note bears interest at a rate of 10% per annum, matures on April 9, 2027, and is convertible into shares of the Company’s common stock. On April 27, 2026, we issued and sold a convertible promissory note for an purchase price of $400,000, having a principal face value of $500,000 (the “Second April Note”) to Lender. Pursuant to the Second April Note, the Company may borrow, from time to time thereunder, up to a maximum aggregate amount not to exceed a sum of $1,000,000. The Second April Note bears interest at a rate of 10% per annum, matures on April 27, 2027, and is convertible into shares of the Company’s common stock. At any time after the issuance of the April 2026 Note and the Second April Note , the Lender, at its option, is entitled to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into common stock at a conversion price equal to the lesser of (i) $0.05 and (ii) 80% of the average of the 5 (five) lowest intraday trading prices during the 20 (twenty) days prior to the day that the Lender requests conversion, unless otherwise modified by mutual agreement between the parties, subject to certain adjustments and limitations, including a beneficial ownership limitation of 4.99%.

Any estimate as to how long the Company expects the net proceeds from the ELOC and convertible notes payable fundings may fund the Company’s operations is based on assumptions that may prove to be wrong, and the Company could use its available capital resources sooner than its current expectations.

On October 31, 2025, the Common Stock ceased trading on Nasdaq as a result of the Panel’s delisting determination. The OTC Markets are less liquid markets for the Common Stock. Such lack of liquidity may make it more difficult for us to raise capital. Changing circumstances, some of which may be beyond the Company’s control, could result in less cash and cash equivalents available to fund operations or cause the Company to consume capital significantly faster than currently anticipated, and the Company may need to seek additional funds from additional sources sooner than planned.

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

Cash Flows

	For the Three Months Ended March 31,
	2026	2025	Change
Net cash used in operating activities	$(2,761,057)	$(4,445,667)	$1,684,610
Net cash provided by financing activities:	1,956,166	6,322,144	(4,365,978)
Net (decrease) increase in cash, restricted cash. and cash equivalents	$(804,891)	$1,876,477	$(2,681,368)

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2026 primarily reflected a net loss of $5,886,000, adjusted for the reconciliation of non-cash items such as depreciation expense of $62,000, stock-based compensation of $1,617,000, amortization of right-of-use asset of $214,000, amortization of debt discount of $137,000, and loss on initial and reevaluation of derivative liabilities of $897,000, and changes in operating asset and liabilities primarily consisting of a decrease in prepaid expenses and other current assets of $355,000, an increase in accounts payable of $106,000, an increase in accrued liabilities of $137,000, a decrease in insurance financing liability of $143,000, and a decrease in operating lease liabilities of $238,000.

Net cash used in operating activities for the three months ended March 31, 2025 primarily reflected a net loss of $5,106,000, adjusted for the reconciliation of non-cash items such as depreciation expense of $76,000, stock-based compensation of $305,000, inducement expense of $156,000, and amortization of right-of-use asset of $193,000, and changes in operating asset and liabilities primarily consisting of an increase in prepaid expenses and other current assets of $290,000, an increase in accounts payable of $728,000, a decrease in accrued liabilities of $300,000, and a decrease in operating lease liabilities of $209,000.

Net cash provided by investing activities

We did not have any investing activities during the three months ended March 31, 2026 and 2025.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2026 amounted to $1,956,000 as compared to $6,322,000 for the three months ended March 31, 2025.

During the three months ended March 31, 2026, net cash provided by financing activities of $1,956,000 was primarily attributable to the receipt of net proceeds of $456,000 from the sale of Common Stock under the ELOC, and net proceeds of $1,500,000 from the sale of convertible notes payable.

During the three months ended March 31, 2025, net cash provided by financing activities of $6,322,000 was primarily attributable to the receipt of net proceeds of $500,000 from the exercise of Series A Preferred Warrants, net proceeds of $1,227,000 from the sale of common stock under the ELOC, proceeds of $717,000 from the collection of stock subscriptions receivable from previous sales of common stock under the ELOC, and net proceeds from sale of common stock and pre-funded warrants of $4,273,000, offset by the cash redemption of Series C Preferred Stock of $395,000.

Critical Accounting Estimates

During the three months ended March 31, 2026, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on April 15, 2025.

Recent Accounting Standards

See the section titled in Note 2 to the Company’s unaudited consolidated financial statements for the three months ended March 31, 2026, appearing elsewhere herein.

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

Material Weaknesses Identified

The material weaknesses identified include:

●	We currently lack multiple levels of management review on complex business, accounting, and financial reporting issues; and

●	We currently lack adequate segregation of duties as a result of our limited financial resources to support hiring of personne

However, we do not believe the material weaknesses described above caused any significant misreporting of our consolidated financial condition and results of operations for the three months ended March 31, 2026.

Remediation Plan

Due to a lack of working capital in 2025 and 2024 and during the three months ended March 31, 2026, we were not and are not able to implement a remediation plan in the foreseeable future. We plan on implementing policies and procedures to address and mitigate all material weaknesses if we receive additional funding and are able to expand our accounting staff.

We are committed to the improvement of our internal control processes and will continue to review our financial reporting controls and procedures diligently and vigorously. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of March 31, 2026, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1a. Risk Factors

Except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 15, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

The issuance of shares of our Common Stock upon conversion or exercise of our outstanding Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock, Common Warrants and other securities that we may issue in future financing transactions may result in substantial dilution to our stockholders.

As of May 14, 2026, the Company currently has outstanding: (i) 45,112,406 shares of Common Stock, (ii) 1,429 shares of Series A Preferred Stock with a stated value of approximately $1.4 million, convertible into shares of Common Stock at a conversion rate of the stated value thereof divided by a current effective conversion price of $0.01 per share; (iii) no shares of Series B Preferred Stock; (iv) 7 shares of Series C Preferred Stock with a stated value of $7,000, convertible into shares of Common Stock at a conversion rate of the stated value thereof divided by a conversion price of $0.01 per share; (v) Series A Warrants to purchase 306 shares of Common Stock at an exercise price of $2,780.00 per share; (vi) Series C Warrants to purchase 4,088 shares of Common Stock at an exercise price of $0.80 per share; (vii) December 2024 and January 2025 Common Warrants to purchase an aggregate of 12,396 shares of Common Stock at an exercise price ranging from $112.20 to $116.40 per share, (viii) February 2025 Common Warrants to purchase an aggregate of 127,551 shares of Common Stock at an exercise price of $39.20 per share, (ix) February 2025 Pre-Funded Warrants to purchase an aggregate of 10,787 shares of Common Stock at an exercise price of $0.002 per share, (x) Public Warrants and Private Placement Warrants to purchase an aggregate of 4,596 shares of Common Stock at an exercise price of $23,000.00 per share, (xi) 5,292 shares of Series D Preferred Stock with a stated value of approximately $5.3 million, convertible into shares of Common Stock at a conversion rate of the stated value thereof divided by a current effective conversion price of $0.01 per share, (xii) 3,797.64 shares of Series E Preferred Stock with a stated value of approximately $3.8 million, convertible into shares of Common Stock at a conversion rate of the stated value thereof divided by a current effective conversion price of $0.01 per share and (xii) approximately 151,015,000 shares of Common Stock issuable upon the conversion of the Convertible Notes issued to Keystone.

Although each of the exercise prices of the December 2024 Common Warrants, January 2025 Common Warrants, Series A Warrants, Public and Private Placement Warrants, and February 2025 Common Warrants are at or above the trading price of our Common Stock as of the date of this Quarterly Report, if such trading price increases, such exercise prices will not change as a result thereof and could be below the trading price of our Common Stock as of the date of any future exercise thereof, resulting in dilution to our stockholders. In addition, the terms of the Series A Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock and the Series E Preferred Stock contain certain penalties and adjustments to the amount included in determination of the conversion rate following certain breaches of the Company’s obligations thereunder, including, among other things, as a result of a failure to file or cause the SEC to declare one or more registration statements relating to the resale of the shares of Common Stock issuable upon conversion thereof by specified deadlines, certain defaults under indebtedness of the Company or judgments against the Company and failure to deliver shares of Common Stock upon conversion in a timely manner. For example, the penalties and adjustments include a 25% premium added to the stated value for determining the conversion rate in connection with breaches other than the breach of the requirement to redeem the shares of Series A Preferred Stock by August 31, 2025, which resulted in a 50% premium, and the addition to the stated value of an amount equal to the value of the shares of Common Stock into which the Series A Preferred Stock would have been convertible if the conversion price were equal to 80% of the lowest volume weighted average price during the five trading days immediately prior to conversion. Such penalties and adjustments, which applied during the period when substantially all of the conversions since the Business Combination occurred as a result of a failure to file and cause the SEC to declare a registration statement with respect to the resale of the underlying shares in a timely manner, have resulted and may in the future result in the issuance of shares of Common Stock at an effective conversion price below the trading price of our Common Stock at the time of such conversion.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. For more information, see the section of titled “Business – Healthcare Laws and Regulations – Healthcare Reform” in the Annual Report on Form 10-K for the year ended December 31, 2025.

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

In addition, multiple executive actions in the first half of 2025 signal the federal government’s increasing focus on lowering prescription drug prices, adding to the uncertainty surrounding future drug pricing and reimbursement frameworks. For example:

●	On May 12, 2025, President Trump signed the executive order titled “Delivering Most-Favored-Nation Prescription Drug Pricing,” which directs the Secretary of Health and Human Services (“HHS”) to identify and communicate most-favored-nation price targets for prescription drugs and to propose a rulemaking plan to impose such pricing if “significant progress” is not made. The order also directs the federal government to explore regulatory pathways that would facilitate direct-to-patient sales for manufacturers that meet these price targets. Additionally, it signals potential further action against manufacturers that fail to offer most-favored-nation pricing, including evaluating whether to modify or rescind marketing approvals or allow individual drug importation waivers. In July 2025, President Trump sent letters to pharmaceutical companies demanding further reduced prices more in line with most-favored-nation pricing. On September 30, 2025, the White House announced the first MFN agreement (Pfizer), and reports indicate additional negotiations are ongoing. The scope, timing, and ultimate impact of any further actions or agreements remain uncertain. Further, in September and October 2025, multiple drug manufacturers announced plans to, for certain of their drugs, lower prices to reflect similar pricing around the world, and to sell these reduced-price drugs on a direct-to-consumer purchasing platform that is yet to be developed by the federal government.

●	By the end of 2025, 16 major pharmaceutical manufacturers had entered into voluntary MFN pricing agreements with the Administration, committing to offer MFN-aligned pricing to state Medicaid programs and to sell certain products at discounted prices through TrumpRx.gov, a federally operated direct-to-consumer prescription drug platform that launched on February 5, 2026. On November 6, 2025, CMS announced the GENEROUS Model, a voluntary five-year CMMI initiative under which participating manufacturers would pay supplemental rebates to state Medicaid programs benchmarked to international pricing in eight reference countries; the manufacturer application deadline has been extended to April 30, 2026. On December 19, 2025, CMS published two proposed rules (the GLOBE Model (Medicare Part B) and GUARD Model (Medicare Part D)) which would impose mandatory MFN-based rebates on manufacturers of qualifying high-cost single-source drugs, calculated using international pricing data from 19 OECD reference countries and applied to approximately 25% of Medicare beneficiaries in randomly selected geographic areas. The GLOBE Model performance period would begin October 1, 2026; GUARD would begin January 1, 2027. The 60-day public comment period for both proposed rules closed on February 23, 2026. Prior efforts to implement MFN pricing during President Trump’s first term were enjoined by federal courts, and industry commentators widely anticipate legal challenges to the current proposals. If finalized and implemented, these models could materially affect the pricing, reimbursement, and commercial viability of our product candidates in the United States, including by linking U.S. reimbursement to prices established in foreign markets over which we may have limited control.

●	Previously, on April 15, 2025, President Trump issued the executive order “Lowering Drug Prices by Once Again Putting Americans First,” which contains a broad set of directives aimed at reducing drug costs. Among other actions, the order directs HHS to revise guidance under the Inflation Reduction Act (“IRA”) to eliminate the so-called “pill penalty,” which currently subjects small molecule drugs to Medicare price negotiation four years earlier than biologics. The order also calls for a comprehensive evaluation of the role played by pharmacy benefit managers (“PBMs”) in drug pricing and market access.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 8, 2026, the Company issued and sold a convertible promissory note for a purchase price of $350,000, having a principal face value of $437,500 (the “April 2026 Note”) to Lender. Pursuant to the April 2026 Note, the Company may borrow, from time to time thereunder, up to a maximum aggregate amount not to exceed a sum of $1,000,000. The April 2026 Note bears interest at a rate of 10% per annum, matures on April 9, 2027, and is convertible into shares of the Company’s common stock

On April 27, 2026, the Company issued and sold a convertible promissory note for an purchase price of $400,000, having a principal face value of $500,000 (the “Second April Note”) to the Lender. Pursuant to the Second April Note, the Company may borrow, from time to time thereunder, up to a maximum aggregate amount not to exceed a sum of $1,000,000. The Note bears interest at a rate of 10% per annum, matures on April 27, 2027, and is convertible into shares of the Company’s common stock.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). None of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted, modified or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter covered by this report.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of CERo Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

3.2	Second Amended and Restated Bylaws of CERo Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

3.3	Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

3.4	Certificate of Correction to Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

3.5	Second Certificate of Correction to Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

3.6	Certificate of Designation of Preferences, Rights and Limitations of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.6 to the Annual Report on Form 10-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 2, 2024).

3.7	Certificate of Designation of Preferences, Rights and Limitations of the Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on October 2, 2024).

3.8†	Certificate of Designation of Preferences, Rights and Limitations of the Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 25, 2025).

3.9	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of CERo Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on June 11, 2025).

3.10†	Certificate of Designation of Preferences, Rights and Limitations of the Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on October 14, 2025).

4.1	Warrant Agreement, by and between Phoenix Biotech Acquisition Corp. and Continental Stock Transfer & Trust Company, dated October 5, 2021 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed by Phoenix Biotech Acquisition Corp. with the Securities and Exchange Commission on September 13, 2021).

4.2	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

4.3	Form of Preferred Warrant (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on September 25, 2024).

4.5	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 6, 2025).

4.6	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on January 21, 2025).

4.7	Form of Note (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 13, 2026).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2022.

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2022.

101.INS	Inline XBRL Instance Document (embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
+	Indicates management contract or compensatory plan.
#	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this report and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERO THERAPEUTICS HOLDINGS, INC.

Date: May 15, 2026	By:	/s/ Chris Ehrlich
	Name:	Chris Ehrlich
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Andrew Kucharchuk
	Name:	Andrew Kucharchuk
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)