Form 10-Q
period 2026-06-30
CERO THERAPEUTICS HOLDINGS, INC.
filed 2026-08-14
CIK 1870404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 13, 2026 there were 71,630,992 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

CERO THERAPEUTICS HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2026

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

“Convertible Notes” refer to the convertible promissory notes issued to Keystone on February 9, 2026, March 6, 2026, April 8, 2026, and April 27, 2026 and convertible promissory notes issued to SRX Global Inc. (f/k/a SRX Health Solutions Inc) on May 28, 2026, June 23, 2026, July 14, 2026 and August 11, 2026.

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

CERO THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS

Current assets:
Cash, restricted cash, and cash equivalents	$937,512	$1,662,380
Prepaid expenses and other current assets	610,438	1,071,900
Total current assets	1,547,950	2,734,280

Operating lease right-of-use asset	226,074	660,706
Property and equipment, net	125,947	246,148
Total assets	$1,899,971	$3,641,134

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Convertible notes payable, net	$746,647	$-
Accounts payable	8,216,774	7,580,899
Accrued liabilities	485,009	363,811
Insurance payable	14,793	338,279
Operating lease liability	218,308	699,107
Preferred stock liabilities - Series D convertible preferred stock, $0.0001 par value; 12,500 shares authorized; 5,223 issued and outstanding at June 30, 2026; liquidation preference of $6,528,750 at June 30, 2026	8,784,862	-
Preferred stock liabilities - Series E convertible preferred stock, $0.0001 par value; 10,000 shares authorized; 3,680 issued and outstanding at June 30, 2026; liquidation preference of $4,599,562 at June 30, 2026	6,189,020	-
Derivative liabilities - convertible notes	7,663,855	-
Earnout liability	500	20,000
Deemed dividend – common stock liability, 692 shares	85,500	85,500
Total current liabilities	32,405,268	9,087,596

Total liabilities	32,405,268	9,087,596

Commitments and contingencies (Note 14)

Stockholders’ deficit:
Preferred stock, par value $0.0001; authorized 10,000,000 shares:	-	-
Series C convertible preferred stock, $0.0001 par value; 2,853 shares authorized; 7 shares issued and outstanding at June 30, 2026 and December 31, 2025; liquidation preference of $8,750 at June 30, 2026	2,292	2,292
Series D convertible preferred stock, $0.0001 par value; 12,500 shares authorized; 5,352 issued and outstanding at December 31, 2025	-	4,047,699
Series E convertible preferred stock, $0.0001 par value; 10,000 shares authorized; 3,816 issued and outstanding at December 31, 2025	-	1,926,133
Series A convertible preferred stock, $0.0001 par value; 12,580 shares authorized; 1,429 issued and outstanding at June 30, 2026 and December 31, 2025, respectively; liquidation preference of $2,143,500 at June 30, 2026	1,287,315	1,287,315
Class A common stock; $0.0001 par value; 1,000,000,000 shares authorized; 63,811,396 and 21,102,671 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	6,381	2,110
Additional paid-in capital	65,961,431	78,126,104
Stock subscription receivable	(9,857)	-
Accumulated deficit	(97,752,859)	(90,838,115)
Total stockholders’ deficit	(30,505,297)	(5,446,462)

Total liabilities and stockholders’ deficit	$1,899,971	$3,641,134

See accompanying notes to the unaudited consolidated financial statements.

CERO THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Operating Expenses:
Research and development	$1,736,013	$2,753,963	$4,074,357	$5,661,790
General and administrative	2,110,453	1,969,828	4,617,837	4,012,532

Total Operating Expenses	3,846,466	4,723,791	8,692,194	9,674,322

Loss from Operations	(3,846,466)	(4,723,791)	(8,692,194)	(9,674,322)

Other Income (Expenses):
(Loss) gain on foreign currency	(52)	-	121	-
Derivative expense	(3,103,533)	-	(4,000,255)	-
Change in fair value of preferred stock liabilities	6,610,240	-	6,610,240	-
Change in fair value of earnout liability	-	-	19,500	-
Stock-based inducement expense	-	(707,300)	-	(863,550)
Interest income	1,025	13,776	4,174	14,626
Interest expense	(690,044)	-	(856,330)	-

Total Other Income (Expenses), net	2,817,636	(693,524)	1,777,450	(848,924)

Net Loss	(1,028,830)	(5,417,315)	(6,914,744)	(10,523,246)

Deemed dividend on Series A, B, C, D and E Preferred Stock	(28,426,624)	(24,700,374)	(28,426,624)	(24,964,518)
Deemed dividend related to Series C Common Warrants	-	-	-	(84,083)

Net loss attributable to common shareholders	$(29,455,454)	$(30,117,689)	$(35,341,368)	$(35,571,847)

Net Loss per Common Share:
Basic and diluted	$(0.70)	$(61.71)	$(0.92)	$(107.60)
Weighted Average Common Shares Outstanding:
Basic and diluted	42,175,020	488,076	38,567,412	330,603

See accompanying notes to the unaudited consolidated financial statements.

CERO THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

	Convertible Preferred Stock										Class A		Additional	Stock		Total
	Series A		Series B		Series C		Series D		Series E		Common Stock		Paid-in	Subscriptions	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance at December 31, 2025	1,429	$1,287,315	-	$-	7	$2,292	5,352	$4,047,699	3,816	$1,926,133	21,102,671	$2,110	$78,126,104	$-	$(90,838,115)	$(5,446,462)
Sale of Common Stock under Keystone ELOC, net of issuance costs of $0	-	-	-	-	-	-	-	-	-	-	13,707,702	1,371	499,340	(44,545)	-	456,166
Issuance of shares of Common Stock on conversion of Series D Preferred Stock	-	-	-	-	-	-	(60)	(45,366)	-	-	1,200,000	120	45,246	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	1,617,455	-	-	1,617,455
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,885,914)	(5,885,914)
Balance at March 31, 2026	1,429	1,287,315	-	-	7	2,292	5,292	4,002,333	3,816	1,926,133	36,010,373	3,601	80,288,145	(44,545)	(96,724,029)	(9,258,755)
Sale of Common Stock under Keystone ELOC, net of issuance costs of $0	-	-	-	-	-	-	-	-	-	-	7,266,378	727	208,910	34,688	-	244,325
Issuance of shares of Common Stock on conversion of Series D Preferred Stock	-	-	-	-	-	-	(69)	(52,171)	-	-	6,900,000	690	51,481	-	-	-
Issuance of shares of Common Stock on conversion of Series E Preferred Stock	-	-	-	-	-	-	-	-	(136.35)	(68,821)	13,634,645	1,363	67,458	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	1,122,085	-	-	1,122,085
Reclassification of fair value of preferred stock to preferred stock liabilities	-	-	-	-	-	-	-	(3,950,162)	-	(1,857,312)	-	-	(15,776,648)	-	-	(21,584,122)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,028,830)	(1,028,830)
Balance at June 30, 2026	1,429	$1,287,315	-	$-	7	$2,292	5,223	$-	3,680	$-	63,811,396	$6,381	$65,961,431	$(9,857)	$(97,752,859)	$(30,505,297)

	Convertible Preferred Stock										Series A		Additional	Stock		Total
	Series A		Series B		Series C		Series D		Series E		Common Stock		Paid-in	Subscriptions	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance at December 31, 2024	1,894	$1,708,396	273	$218,051	2,853	$1,249,999	-	$-	-	$-	120,795	$12	$67,142,276	$(1,295,444)	$(70,917,853)	$(1,894,563)
Issuance of shares of Series A Preferred Stock upon exercise of Series A Preferred Warrants	625	500,000	-	-	-	-	-	-	-	-	-	-	(500,000)	500,000	-	500,000
Sale of common stock	-	-	-	-	-	-	-	-	-	-	15,000	2	587,998	-	-	588,000
Sale of pre-funded warrants, net of issuance costs of $839,004	-	-	-	-	-	-	-	-	-	-	-	-	3,572,795	-	-	3,572,795
Exercise of pre-funded warrants	-	-	-	-	-	-	-	-	-	-	91,214	9	173			182
Purchases of shares of Common Stock under Keystone ELOC	-	-	-	-	-	-	-	-	-	-	14,531	1	1,227,240	-	-	1,227,241
Collection of stock subscriptions receivable related to prior Keystone ELOC purchases	-	-	-	-	-	-	-	-	-	-	-	-	-	716,694	-	716,694
Issuance of shares of Common Stock upon conversion of Series A Preferred Stock	(1,090)	(921,081)	-	-	-	-	-	-	-	-	14,447	1	921,080	-	-	-
Issuance of shares of Common Stock upon conversion of Series B Preferred Stock	-	-	(75)	(59,904)	-	-	-	-	-	-	2,500	-	59,904	-	-	-
Redemption of Series C Preferred Stock	-	-	-	-	(316)	(267,856)	-	-	-	-	-	-	(127,144)	-	-	(395,000)
Stock-based inducement expense related to conversion of Series A Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	-	156,250	-	-	156,250
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	304,946	-	-	304,946
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,105,931)	(5,105,931)
Balance at March 31, 2025	1,429	1,287,315	198	158,147	2,537	982,143	-	-	-	-	258,487	25	73,345,518	(78,750)	(76,023,784)	(329,386)
Exercise of pre-funded warrants	-	-	-	-	-	-	-	-	-	-	10,550	1	20	-	-	21
Purchases of shares of Common Stock under Keystone ELOC, net of issuance costs of $124,131	-	-	-	-	-	-	-	-	-	-	75,064	8	481,963	-	-	481,971
Issuance of shares of Common Stock upon conversion of Series B Preferred Stock	-	-	(198)	(158,147)	-	-	-	-	-	-	42,258	4	158,143	-	-	-
Issuance of shares of Common Stock upon conversion of Series C Preferred Stock	-	-	-	-	(2,477)	(935,208)	-	-	-	-	808,444	81	935,127	-	-	-
Issuance of Series D Preferred Stock for cash and equity securities, net of issuance costs of $362,220	-	-	-	-	-	-	9,503	7,240,180	-	-	-	-	(4,500,000)	-	-	2,740,180
Stock-based inducement expense related to conversion of Series C Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	-	707,300	-	-	707,300
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	183,328	-	-	183,328
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,417,315)	(5,417,315)
Balance at June 30, 2025	1,429	$1,287,315	-	$-	60	$46,935	9,503.00	$7,240,180	-	$-	1,194,803	$119	$71,311,399	$(78,750)	$(81,441,099)	$(1,633,901)

See accompanying notes to the unaudited consolidated financial statements.

CERO THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,914,744)	$(10,523,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	120,201	145,715
Stock-based compensation	2,739,540	488,274
Amortization of right-to-use operating lease asset	434,632	391,417
Inducement expense	-	863,550
Amortization of debt discount	746,647	-
Foreign currency transaction gain included in other expenses, net	(121)	-
Loss on initial and revaluation of derivative liabilities	4,000,255	-
Gain on revaluation of preferred stock liabilities	(6,610,240)	-
Gain on revaluation of earnout liability	(19,500)	-
Change in assets and liabilities:
Prepaid expenses and other current assets	461,462	(169,143)
Accounts payable	635,996	561,901
Accrued liabilities	121,198	(404,289)
Insurance financing liability	(323,486)	-
Operating lease liability	(480,799)	(422,881)
Net cash used in operating activities	(5,088,959)	(9,068,702)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of Series A Preferred warrants	-	500,000
Proceeds from convertible notes, net	3,663,600	-
Proceeds from share purchases under ELOC, net of issuance costs	700,491	2,425,906
Proceeds received from sale of Series D Preferred Stock, net of issuance costs	-	2,240,180
Proceeds received from sale of common stock and warrants	-	588,000
Proceeds received from sale of pre-funded warrants, net of issuance costs	-	3,685,027
Proceeds from exercise of pre-funded warrants	-	203
Cash redemption of Series C Preferred Stock	-	(395,000)
Net cash provided by financing activities	4,364,091	9,044,316

Net decrease in cash, restricted cash and cash equivalents	(724,868)	(24,386)

Cash, restricted cash and cash equivalents at beginning of period	1,662,380	3,327,060

Cash, restricted cash and cash equivalents at end of period	$937,512	$3,302,674

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the same such amounts shown in the consolidated statements of cash flows:
Cash and cash equivalents	$862,756	$3,227,918
Restricted cash	74,756	74,756
Cash, restricted cash and cash equivalents	$937,512	$3,302,674

NON-CASH FINANCING ACTIVITIES:
Conversion of Series A, Series B, Series C, Series D and Series E preferred stock to common stock	$166,358	$2,074,340
Increase in debt discount and derivative liabilities	$3,663,600	$-
Reclassification of deferred offering costs to additional paid-in capital	$-	$112,232
Reclassification of accrued expenses to accounts payable	$-	$1,143,826
Issuance of Series D Preferred Stock for investment in equity securities	$-	$500,000
Reclassification of Series D preferred stock fair value to preferred stock liabilities	$8,784,862	$-
Reclassification of Series E preferred stock fair value to preferred stock liabilities	$12,799,260	$-

See accompanying notes to the unaudited consolidated financial statements.

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

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
June 30, 2026

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

Going Concern – The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital to fund its research and development (“R&D”) activities and meet its obligations on a timely basis. As of June 30, 2026, the Company reported approximately $937,512 of cash, restricted cash, and cash equivalents, a working capital deficit of approximately $30.9 million, and an accumulated deficit and stockholders’ deficit of approximately $97.8 million and $30.5 million, respectively. Additionally, during the six months ended June 30, 2026, the Company used approximately $5.1 million of net cash in operating activities, had a net loss of approximately $6.9 million and has no revenues. During the six months ended June 30, 2026, we received aggregate net proceeds of $4.4 million from the sale of common stock in connection with ELOC fundings and debt financings. Additional funds are necessary to maintain current operations and to continue R&D activities. However, there can be no assurance that sufficient funding will be available to allow the Company to successfully continue its R&D activities and planned regulatory filings with the FDA. If the Company is unable to obtain the necessary funds, significant reductions in spending and the delay or cancellation of planned activities may be necessary. These actions would have a material adverse effect on the Company’s business, results of operations, and prospects. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these unaudited condensed consolidated financial statements are issued. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Use of estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses incurred during the reporting period. Items subject to such estimates and assumptions include the estimates of the fair value of investments in equity securities, common stock, the fair value of derivative liabilities, the fair value of preferred stock liabilities, the fair value of stock-based compensation expense, the present value of right-of-use assets and lease liabilities, the valuation of earnout liability, the value of deemed dividends and inducement expense, and the valuation allowance associated with deferred tax assets. Actual results could differ from those estimates.

Cash, restricted cash, and cash equivalents – The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents. As of June 30, 2026 and December 31, 2025, cash and cash equivalents consist of cash deposited with banks, including a money market sweep account, and restricted cash of $74,756 and $74,756, respectively, held on account by a financial institution as collateral for a demand letter of credit issued as a real estate security deposit. The demand letter of credit expires at the end of the Company’s operating lease in September 2026.

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

Concentration of credit risk – Financial instruments that potentially subject the Company to credit risk consist primarily of cash, restricted cash, and cash equivalents. The Company’s cash, restricted cash, and cash equivalents are on deposit with two financial institutions that management believe are of sufficiently high credit quality. Deposits at any of the Company’s financial institutions may, at times, exceed federal insured limits. As of June 30, 2026, deposits in excess of federal insured limits amounted to approximately $609,000.

Investor concentrations – Generally, the Company receives substantially all of its funding from two investors. The loss of these investors would have a material adverse effect on the Company’s consolidated results of operations and financial condition. If the Company is unable to obtain the necessary funds from new investors, significant reductions in spending and the delay or cancellation of planned activities may be necessary. These actions would have a material adverse effect on the Company’s business, results of operations, and prospects.

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

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

Impairment of long-lived assets – The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. Through June 30, 2026, the Company has not experienced any impairment losses on its long-lived assets.

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

The accounting for leases includes a number of reassessment and re-measurement requirements for lessees based on certain triggering events or impairment conditions. There were no impairment indicators identified during the six months ended June 30, 2026 and 2025, that would require impairment testing of the Company’s right-of-use assets.

Certain of the Company’s leases include variable lease costs to reimburse the lessor for real estate tax and insurance expenses, and certain non-lease components that transfer a distinct service to the Company, such as common area maintenance services. The Company has elected to separate the accounting for fixed lease components and variable and non-lease components for real estate and equipment leases. The variable lease costs are recorded on the consolidated statement of operations as rent expense, within general and administrative expenses. The Company does not have any financing leases as of June 30, 2026 and December 31, 2025.

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

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

(Unaudited)

Preferred stock liabilities – In May 2026, as a result of the issuance of additional convertible promissory notes and the reduction of preferred stock conversion prices from $0.05 to $0.01, the Company no longer had sufficient authorized shares in the event that all potentially dilutive instruments were exercised. Accordingly, beginning in May 2026, certain of the Company’s embedded conversion features on preferred stock caused the preferred shares to be treated as preferred stock liabilities for accounting purposes under ASC 815-40 due to insufficient authorized shares to fully settle conversion features of the preferred stock instruments, if exercised. As a result, the Company evaluated certain preferred stock instruments issued and determined that shares of Series D Preferred Stock and Series E Preferred Stock no longer qualified as equity instruments and qualify for derivative liability treatment. In this case, the Company utilized the latest inception date sequencing method to reclassify certain outstanding preferred stock instruments from equity to preferred stock liabilities. The fair value of the Series D Preferred Stock and Series E Preferred stock is measured using the as if converted method, which included contractual terms such as the number of shares of preferred stock issued and outstanding, the $1,000 issued stated value, and the current conversion price. The as if converted method also utilizes observable inputs, such as the underlying common stock price on the measurement date and the period end remeasurement date. On the measurement date, the fair value of the Series D Preferred Stock and Series E Preferred Stock were reclassified out of equity and recorded as preferred stock liabilities. During the three months ended June 30, 2026, the Company reclassified $21,584,122 out of equity and recorded preferred stock liabilities - Series D convertible preferred stock of $8,784,862 and recorded preferred stock liabilities - Series E convertible preferred stock of $12,799,260. The preferred stock liabilities are recognized at fair value with changes in fair value recognized as an increase or decrease in loss until such time as the conditions giving rise to such preferred stock liability classifications are settled. During the three and six months ended June 30, 2026, the Company recognized a gain on reevaluation of preferred stock liabilities of $6,610,240.

Earnout liability - As a result of the Merger in February 2024, the Company recognized an initial earnout liability of approximately $4.9 million on the merger date. The earnout liability is measured using unobservable (Level 3) inputs and is included in current liabilities on the accompanying consolidated balance sheet. Historically, the Company estimated the fair value of the earnout liability by applying a Monte-Carlo simulation method using the Company’s projection of future operating results and the estimated probability of achievement of the earnout target metrics. The Monte-Carlo simulation is a generally accepted statistical technique used to generate a defined number of valuation paths in order to develop a reasonable estimate of the fair value of the earnout liability. The liability was remeasured to fair value using the Monte-Carlo simulation method at each reporting period, and the change in fair value is recognized in other income (expense) until the contingency is resolved. Earnout target metrics include (i) the achievement of certain stock price-based earnout targets related to 500 earnout common shares and (ii) upon closing of a definitive agreement with respect to a change of control related to 100 earnout common shares. On February 5, 2024, the Company entered into Amendment No. 1 to the Business Combination Agreement to modify the stock-price based milestones such that (a) the trading price condition for the first level earnout target related to 250 common shares was reset to $25,000 or 125% of the conversion price of the Series A Preferred Stock, which equals $0.0125 as of June 30, 2026 and (b) the trading price condition for the second level earnout target related to 250 common shares was reset to $30,000 or 150% of the conversion price of the Series A Preferred Stock, which equals $0.015 as of June 30, 2026. During the six months ended June 30, 2025, the Company did not record a gain or loss from the change in fair value of the earnout liability. During the three and six months ended June 30, 2026, the Company recorded a gain from the change in fair value of the earnout liability of $0 and $19,500, respectively, which is included in other income (expense), net on the accompanying unaudited condensed consolidated statement of operations. As of June 30, 2026 and December 31, 2025, 600 shares of the Company’s common stock are issuable pursuant to the earnout target metrics and the Company estimates that the earnout liability amount is insignificant.

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

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

(Unaudited)

On June 30, 2026 and December 31, 2025, the fair value of the Company’s derivative liabilities, preferred stock liabilities, and earnout liability (see Note 10 for details) was classified as follows:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Derivative liabilities (see Note 5)	$-	$-	$7,663,855	$7,663,855
Preferred stock liabilities – Series D and Series E (see Note 8)	$-	$-	$14,973,882	$14,973,882
Earnout liability	$-	$-	$500	$500

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Earnout liability	$-	$-	$20,000	$20,000

The changes in the fair value measurements using significant inputs (Level 3) are summarized in Note 10.

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

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

(Unaudited)

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
June 30, 2026

(Unaudited)

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

The following table summarizes the number of shares of Common Stock issuable upon conversion or exercise, as applicable, of preferred stock, convertible notes, stock options, and warrants that were not included in the calculation of diluted net loss per share because such shares are anti-dilutive:

	For the three and six months ended June 30,	For the three and six months ended June 30,
	2026	2025
Conversion of convertible preferred stock issued and outstanding	1,033,865,400	647,151
Conversion of convertible notes payable	700,229,358	-
Exercise of warrants for common stock	159,724	159,724
Common stock underlying outstanding options (2024 Plan)	45,833,762	74,151
	1,780,088,244	881,026

Restricted common stock can be issued to directors, executives or employees of the Company and are subject to time-based vesting. These potential shares are excluded from the computation of basic loss per share as these shares are not considered outstanding until vested. No unvested restricted common stock awards were issued or outstanding during the six months ended June 30, 2026 and 2025. (See Note 8 regarding Preferred Stok reclassification to preferred stock liabilities).

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

(Unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Laboratory equipment	$2,507,839	$2,507,839
Computers	38,323	38,323
Furniture	8,429	8,429
Total cost	2,554,591	2,554,591
Less: accumulated depreciation	(2,428,644)	(2,308,443)
Property and equipment, net	$125,947	$246,148

For the three months ended June 30, 2026 and 2025, depreciation expense was $58,502 and $76,294, respectively, and for the six months ended June 30, 2026 and 2025, depreciation expense was $120,201 and $145,715, respectively.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On February 9, 2026, the Company issued and sold a convertible promissory note for a purchase price of $750,000, having a principal face value of $937,500 (the “February 2026 Note”) to Keystone. Pursuant to the February 2026 Note, the Company may borrow, from time to time thereunder, up to a maximum aggregate amount not to exceed a sum of $1,000,000. The February 2026 Note bears interest at a rate of 10% per annum, matures on July 9, 2027, and is convertible into shares of the Company’s Common Stock. Additionally, on March 6, 2026, the Company issued and sold a convertible promissory note for a purchase price of $750,000, having a principal face value of $937,500 (the “March 2026 Note”) to Keystone. Pursuant to the March 2026 Note, the Company may borrow, from time to time thereunder, up to a maximum aggregate amount not to exceed a sum of $1,000,000. The March 2026 Note bears interest at a rate of 10% per annum, matures on August 6, 2027, and is convertible into shares of the Company’s Common Stock. At any time after the issuance of the February 2026 Note and March 2026 Note, Keystone, at its option, is entitled to convert all or any lesser portion of the outstanding principal amounts and accrued but unpaid interest into Common Stock at a conversion price equal to the lesser of (i) $0.05 and (ii) 80% of the average of the 5 (five) lowest intraday trading prices during the 20 (twenty) days prior to the day that Keystone requests conversion, unless otherwise modified by mutual agreement between the parties, subject to certain adjustments and limitations, including a beneficial ownership limitation of 4.99%.

On April 8, 2026, the Company issued and sold a convertible promissory note for a purchase price of $350,000, having a principal face value of $437,500 (the “April 2026 Note”) to Keystone. Pursuant to the April 2026 Note, the Company may borrow, from time to time thereunder, up to a maximum aggregate amount not to exceed a sum of $1,000,000. The April 2026 Note bears interest at a rate of 10% per annum, matures on April 9, 2027, and is convertible into shares of the Company’s common stock. At any time after the issuance of the April 2026 Note, Keystone, at its option, is entitled to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into common stock at a conversion price equal to the lesser of (i) $0.05 and (ii) 80% of the average of the 5 (five) lowest intraday trading prices during the 20 (twenty) days prior to the day that Keystone requests conversion, unless otherwise modified by mutual agreement between the parties, subject to certain adjustments and limitations, including a beneficial ownership limitation of 4.99%.

On April 27, 2026, the Company issued and sold a convertible promissory note for a purchase price of $400,000, having a principal face value of $500,000 (the “Second April Note”) to Keystone. Pursuant to the Second April Note, the Company may borrow, from time to time thereunder, up to a maximum aggregate amount not to exceed a sum of $1,000,000. The Second April Note bears interest at a rate of 10% per annum, matures on April 27, 2027, and is convertible into shares of the Company’s common stock. At any time after the issuance of the Second April Note, Keystone, at its option, is entitled to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into common stock at a conversion price equal to the lesser of (i) $0.05 and (ii) 80% of the average of the 5 (five) lowest intraday trading prices during the 20 (twenty) days prior to the day that Keystone requests conversion, unless otherwise modified by mutual agreement between the parties, subject to certain adjustments and limitations, including a beneficial ownership limitation of 4.99%.

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

(Unaudited)

On May 28, 2026, the Company issued and sold a convertible promissory note for a purchase price of $750,000, having a principal face value of $937,500 (the “May 2026 Note”) to SRX Global Inc. (f/k/a SRX Health Solutions, Inc.) (“SRX Global”). Pursuant to the May 2026 Note, the Company may borrow, from time to time thereunder, up to a maximum aggregate purchase price not to exceed a sum of $750,000. The May 2026 Note bears interest at a rate of 10% per annum, matures on May 28, 2027, and is convertible into shares of the Company’s common stock. At any time after the issuance of the May 2026 Note, SRX Global, at its option, is entitled to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into common stock at a conversion price equal to the lesser of (i) $0.05 and (ii) 80% of the average of the 5 (five) lowest intraday trading prices during the 20 (twenty) days prior to the day that SRX Global requests conversion, unless otherwise modified by mutual agreement between the parties, subject to certain adjustments and limitations, including a beneficial ownership limitation of 4.99%.

On June 23, 2026, the Company entered into an amended and restated promissory note (the “June 2026 Note”) with SRX Global, which amends and restates in its entirety the May 2026 Note issued by the Company in favor of SRX Global on May 28, 2026. Pursuant to the June 2026 Note, the Company may borrow, from time to time thereunder, up to a maximum aggregate purchase price not to exceed a sum of $1,413,600 (the “Maximum Loan Amount”). Of the Maximum Loan Amount, $750,000 of net proceeds was funded pursuant to the May 2026 Note, and an additional $663,600 of net proceeds on a note having a principal face value of $829,500, was funded on June 23, 2026. The June 2026 Note bears interest at a rate of 10% per annum, matures on May 28, 2027, and is convertible into shares of the Company’s common stock. At any time after the issuance of the June 2026 Note, SRX Global, at its option, is entitled to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into common stock at a conversion price equal to the lesser of (i) $0.05 and (ii) 80% of the average of the 5 (five) lowest intraday trading prices during the 20 (twenty) days prior to the day that SRX Global requests conversion, unless otherwise modified by mutual agreement between the parties, subject to certain adjustments and limitations, including a beneficial ownership limitation of 4.99%. The June 2026 Note was amended in July 2026 (see Note 15).

The Company evaluated the above convertible notes and determined that the embedded conversion feature in the convertible notes qualifies as derivatives to be separately accounted for in accordance with ASC 815-10-05-4, Derivatives and Hedging and 815-40, Contracts in Entity’s Own Equity because the conversion feature is not clearly related to the debt host. Accordingly, under the provisions of ASC 815-40, the embedded conversion option contained in the convertible notes were accounted for as derivative liabilities at the date of issuance and will be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives was determined using the Binomial valuation model. At the end of each period, the Company revalues the embedded conversion option derivative liabilities. In connection with the issuance of these convertible notes, during the six months ended June 30, 2026, on the initial measurement date, the aggregate fair values of the embedded conversion option derivatives of $6,224,579 was recorded as derivative liabilities, of which $3,663,600 was allocated as a debt discount up to the net proceeds of the convertible notes, with the remainder of $2,560,979 charged to current period operations as initial derivative expense. At the end of the period, the Company revalued the embedded conversion option derivative liabilities and recorded a derivative loss of $1,439,276. In connection with the initial valuations and revaluations, the Company recorded aggregate derivative expense of $3,103,533 and $4,000,255 for the three and six months ended June 30, 2026, respectively (See Note 10). On June 30, 2026, the fair value of the derivative liabilities related to convertible notes amounted to $7,663,855.

During the six months ended June 30, 2026, the fair value of the derivative liabilities related to convertible notes was estimated using the Binomial valuation model with the following assumptions:

Six Months ended June 30, 2026
Expected dividend rate	-
Expected term (in years)	0.8 to 1.4
Volatility	276.2% to 293.8%
Risk-free interest rate	3.48% to 4.01%

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

(Unaudited)

On June 30, 2026 and December 31, 2025, convertible notes are as follows:

	June 30, 2026	December 31, 2025
Principal amount	$4,579,500	$-
Less: unamortized debt discount	(3,832,853)	-
Convertible notes payable, net	746,647	-
Less: current portion of convertible notes payable	(746,647)	-
Convertible notes payable, net – long-term	$-	$-

For the three months ended June 30, 2026 and 2025, amortization of debt discounts related to convertible notes amounted to $609,882 and $0, respectively, which has been included in interest expense on the accompanying unaudited condensed consolidated statements of operations. For the six months ended June 30, 2026 and 2025, amortization of debt discounts related to convertible notes amounted to $746,647 and $0, respectively, which has been included in interest expense on the accompanying unaudited condensed consolidated statements of operations. The weighted average interest rate during the six months ended June 30, 2026 and 2025 was approximately 10.0% and 0.0%, respectively.

NOTE 6 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Employee payroll related liabilities	$143,833	$168,889
Accrued franchise taxes	78,448	78,448
Penalty for late S-1 filing and effectiveness	55,000	55,000
Accrued interest payable	94,824	-
Accrued consulting, professional services and other	112,904	61,474
	$485,009	$363,811

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

(Unaudited)

NOTE 7 – LEASE

As of June 30, 2026 and December 31, 2025, the Company holds a five-year lease for laboratory and office space expiring in September 2026. The lease has escalating contractual rent and variable rent components and the Company elected to separate the contractual and variable elements for valuing the operating lease liability and right-of-use asset. The lease does not have any options for extension or expansion. On December 30, 2025 and effective on January 1, 2026, the Company entered into a license agreement to sublease a portion of its leased space to the sublessee for $25,000 per month on a monthly basis. In connection with license agreement, in January 2026, the Company collected a $25,000 security deposit, which is included in accrued liabilities on the accompanying unaudited condensed consolidated balance sheet as of June 30, 2026. The Company recorded the following lease costs:

	For the three months ended June 30,	For the three months ended June 30,	For the six months ended June 30,	For the six months ended June 30,
	2026	2025	2026	2025
Operating leases:
Operating lease cost	$229,331	$229,331	$458,662	$458,662
Variable operating lease cost	201,816	224,874	266,816	412,604
Sublease income received	(75,000)	-	(147,500)	-
Total lease cost	$356,147	$454,205	$577,978	$871,266

The right-of-use asset, net for the operating lease was recorded in the consolidated balance sheets as follows:

	June 30,	December 31,
	2026	2025
Right-of-use asset, net	$226,074	$660,706

The operating lease liability for the operating lease was recorded in the consolidated balance sheets as follows:

	June 30,	December 31,
	2026	2025
Operating lease liability, current	$218,308	$699,107
Operating lease liability, non-current	-	-
Total operating lease liability	$218,308	$699,107

Weighted-average remaining lease term of operating leases (in years)	0.25	0.75
Weighted-average discount rate for operating leases	9.60%	9.60%

Maturity of the Company’s lease liability as of June 30, 2026 is as follows:

2026	$221,564
Total lease payments	221,564
Less: imputed interest	(3,256)
Total lease liability	$218,308

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

(Unaudited)

NOTE 8 – STOCKHOLDERS’ DEFICIT

Series A Convertible Preferred Stock

The Company designated 12,580 shares of its authorized preferred stock as the Series A Preferred Stock and the rights, preferences and privileges of the Series A Preferred Stock are summarized below.

Each share of Series A Preferred Stock has a stated value of $1,000 per share and, when issued, the Series A Preferred Stock was fully paid and non-assessable. The Series A Preferred Stock ranks senior to all other Company capital stock unless required holder votes are obtained to create a class of stock senior to Series A Preferred Stock. The requisite holders of Series A Preferred Stock consented to the issuance of the Series C Preferred Stock and Series D Preferred Stock, each as described below, which ranks senior to the Series A Preferred Stock and Series B Preferred Stock.

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

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

(Unaudited)

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

The Company accounts for preferred stock as either equity or debt-like securities based on an assessment of the Preferred Stock rights and preferences and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging. Through May 2026, the Company concluded that Series A, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock, which have no cash redemption features outside of the Company’s control, and are treated as equity. The Company has also concluded that the Series A Common Warrants and Series C Common Warrants do not possess redemption features outside of the Company’s control and are treated as equity. In June 2026, as a result of the issuance of additional convertible promissory notes and the reduction of preferred stock conversion prices from $0.05 to $0.01, the Company no longer had sufficient authorized shares in the event that all potentially dilutive instruments were exercised. Accordingly, beginning in June 2026, certain of the Company’s embedded conversion features on Series D Preferred Stock and Series E Preferred Stock have been treated as preferred stock liabilities for accounting purposes under ASC 815 due to insufficient authorized shares to fully settle conversion features of the preferred stock instruments, if exercised (see Series D Preferred Stock and Series E Preferred Stock below).

During the three months ended June 30, 2025, the 625 remaining Series A Preferred Warrants were exercised into 625 shares of Series A Preferred Stock for gross proceeds of $500,000.

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

Additionally, certain investors are owed an aggregate of 692 shares of Common Stock of the Company due to shortfall in number of shares issued upon conversion, which represents the 25% premium not received during the year ended December 31, 2024. Accordingly, during the year ended December 31, 2024, the Company reduced additional paid-in capital by $85,500 and recorded a liability of $85,500, which is reflected on the accompanying unaudited condensed consolidated balance sheets as deemed dividend - common stock liability as of June 30, 2026 and December 31, 2025.

During the three and six months ended June 30, 2026, Series D Preferred Stock and Series E Preferred Stock were converted by investors at a conversion price lower than the conversion price of the Series A Preferred Stock then in effect. The lower conversion price lowered the Series A Preferred Stock conversion price from $0.05 per share to $0.01 per share. In connection with this down round triggering event, during the three and six months ended June 30, 2026, the Company recorded a deemed dividend of $3,852,584, which represents the fair value of excess common shares convertible and issuable to the preferred shareholders upon occurrence of the trigger event based on an average per share common share price of $0.0337, the effect of which was an increase in the net loss attributable to common shareholders in the accompanying consolidated statement of operations for the three and six months ended June 30, 2026.

As of June 30, 2026, there were 1,429 remaining shares of Series A Preferred Stock, which were convertible into approximately 142,900,000 shares of Common Stock based on a conversion price of $0.01 per share.

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

(Unaudited)

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

The Series B Preferred Stock ranks pari passu with the Series A Preferred Stock.

Due to delayed filing and declaration of effectiveness relative to the deadlines defined in the Registration Rights Agreement, through December 31, 2024, the Company accrued a registration rights penalty amounting to $55,000, which is payable in cash to the holders of Series B Preferred Stock and included in accrued liabilities on the accompanying unaudited condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.

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

As of June 30, 2026 and December 31, 2025, there were no remaining shares of Series B Preferred Stock.

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

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

(Unaudited)

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

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

(Unaudited)

During the three and six months ended June 30, 2026, Series D Preferred Stock and Series E Preferred Stock were converted by investors at a conversion price lower than the contractual conversion price of the Series C Preferred Stock then in effect. The triggering event lowered the Series C Preferred Stock conversion price from $0.05 per share to $0.01 per share. In connection with this down round triggering event, during the three and six months ended June 30, 2026, the Company recorded a deemed dividend of $18,872, which represents the fair value of excess common shares convertible and issuable to the preferred shareholders upon the occurrence of the trigger event based on an average per share common share price of $0.0337, the effect of which was an increase in the net loss attributable to common shareholders in the accompanying consolidated statement of operations for the three and six months ended June 30, 2026.

As of June 30, 2026 and December 31, 2025, there were 7 remaining shares of Series C Preferred Stock, which were convertible into approximately 700,000 shares of Common Stock at a conversion price of $0.01 per share.

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

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

(Unaudited)

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
June 30, 2026

(Unaudited)

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

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

(Unaudited)

During the three and six months ended June 30, 2026, Series D Preferred Stock and Series E Preferred Stock were converted by investors at a conversion price lower than the contractual conversion price of the Series D Preferred Stock then in effect. The triggering event lowered the Series D Preferred Stock conversion price from $0.05 per share to $0.01 per share. In connection with this down round triggering event, during the three and six months ended June 30, 2026, the Company recorded a deemed dividend of $14,267,232, which represents the fair value of excess common shares convertible and issuable to the preferred shareholders upon the occurrence of the trigger event based on an average per share common share price of $0.0337, the effect of which was an increase in the net loss attributable to common shareholders in the accompanying consolidated statement of operations for the three and six months ended June 30, 2026.

During the three months ended March 31, 2026, 60 shares of Series D Preferred Stock were converted into 1,200,000 shares of Common Stock. The conversion ratios were at the Series D New Issuance Price of $0.05 per share. During the three months ended June 30, 2026, 69 shares of Series D Preferred Stock were converted into 6,900,000 shares of Common Stock. The conversion ratios were at the Series D New Issuance Price of $0.01 per share.

As of June 30, 2026, there were 5,223 remaining shares of Series D Preferred Stock, which were convertible into approximately 522,300,000 shares of Common Stock at the $0.01 conversion price based on stated value of $1,000 per share of Series D Preferred Stock. As of December 31, 2025, there were 5,352 remaining shares of Series D Preferred Stock, which were convertible into approximately 107,040,000 shares of Common Stock.

On June 30, 2026, as a result of the issuance of additional convertible promissory notes and the reduction of preferred stock conversion prices from $0.05 to $0.01, the Company no longer had sufficient authorized shares in the event that all potentially dilutive instruments were exercised. Accordingly, beginning in June 2026, certain of the Company’s embedded conversion features on preferred stock have been treated as preferred stock liabilities for accounting purposes under ASC 815 due to insufficient authorized shares to fully settle conversion features of the preferred stock instruments, if exercised. As a result, the Company evaluated certain preferred stock instruments issued and determined that shares of Series D preferred stock no longer qualified as equity instruments and qualify for derivative liability treatment. In this case, the Company utilized the latest inception date sequencing method to reclassify the outstanding Series D Preferred Stock instruments from equity to preferred stock liabilities. On June 30, 2026, the fair value of the Series D Preferred Stock was measured using the as if converted method, which included contractual terms such as the number of shares of preferred stock issued and outstanding, the $1,000 issued stated value, and the current conversion price. The as if converted method also utilizes observable inputs, such as the underlying common stock price on June 30, 2026, the measurement date. On the measurement date, the fair value of the Series D Preferred Stock was reclassified out of equity and recorded as preferred stock liabilities. As of June 30, 2026, the Company reclassified $8,784,862 out of equity and recorded preferred stock liabilities - Series D convertible preferred stock of $8,784,862. The preferred stock liabilities are recognized at fair value with changes in fair value recognized as an increase or decrease in loss until such time as the conditions giving rise to such preferred stock liability classifications are settled.

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

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

(Unaudited)

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

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

(Unaudited)

Other Adjustments. In connection with the Private Placement, the Company has agreed to seek stockholder approval at a special meeting of stockholders, of the issuance of Conversion Shares at a conversion price below the Series E Conversion Price (the date of such approval, the “Series E Stockholder Approval Date”). If the Company has not otherwise obtained such stockholder approval prior to October 31, 2025, which did not occur, then the Company shall (i) file a preliminary Proxy Statement seeking such stockholder consent with the SEC no later than October 31, 2025, (ii) use reasonable best efforts to file the definitive Proxy Statement no later than November 30, 2025 and (iii) use reasonable best efforts to hold the Stockholder Meeting no later than December 31, 2025 (the “Stockholder Meeting Deadline”). The Company filed its preliminary Proxy Statement on November 17, 2025, filed its definitive Proxy Statement on November 28, 2025, and held its annual meeting on December 19, 2025. If, on or after the Series E Stockholder Approval Date, the Company issues any shares of Common Stock for a consideration per share (the “New Issuance Price”) less than a price equal to the Series E Conversion Price in effect immediately prior to such issuance (each, a “Dilutive Issuance”), the Series E Conversion Price shall be reduced to the New Issuance Price; provided that, if any Dilutive Issuances or other events that would have resulted in an adjustment to the Series E Conversion Price prior to the Series E Stockholder Approval Date, the Series E Conversion Price shall automatically adjust to such New Issuance Price on the Series E Stockholder Approval Date. Accordingly, on December 19, 2025, the conversion price of the Series E Preferred Stock was reduced to $0.05 per share.

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

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

(Unaudited)

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

On December 19, 2025, the date of the Special Meeting of the Company, the stockholders of the Company approved, subject to certain conditions, the issuance of shares of Common Stock in accordance with Nasdaq Listing Rule 5635, upon the conversion of the Company’s Series E Preferred Stock. Pursuant to the Series E Certificate of Designations. the Series E Conversion Price shall automatically adjust to such New Issuance Price on the Series E Stockholder Approval Date. Since October 14, 2025, the Company converted Series C Preferred Stock at a lower price than the Series E conversion price then in effect of $4.1625. Accordingly, the conversion price of the 3,816 Series E Preferred Stock adjusted from a conversion price of $4.1625 to $0.05 per share. In connection with these down round triggering events, during the fourth quarter of 2025, the Company recorded a deemed dividend of $7,163,308, which represents the fair value of excess common stock convertible and issuable to the Series E Preferred shareholders upon occurrence of the trigger event based on an average per share common share price of $0.095, the effect of which was an increase in the net loss attributable to common shareholders in the consolidated statement of operations for the year ended December 31, 2025.

During the three and six months ended June 30, 2026, Series D Preferred Stock and Series E Preferred Stock were converted by investors at a conversion price lower than the contractual conversion price of the Series E Preferred Stock then in effect. The triggering event lowered the Series E Preferred Stock conversion price from $0.05 per share to $0.01 per share. In connection with this down round triggering event, during the three and six months ended June 30, 2026, the Company recorded a deemed dividend of $10,287,936, which represents the fair value of excess common shares convertible and issuable to the preferred shareholders upon the occurrence of the trigger event based on an average per share common share price of $0.0337, the effect of which was an increase in the net loss attributable to common shareholders in the accompanying consolidated statement of operations for the three and six months ended June 30, 2026.

Registration Rights Agreement

On October 14, 2025, the Company entered into the Fifth Registration Rights Agreement, pursuant to which the Company filed a registration statement with the SEC, to register for resale the Common Stock issuable upon the conversion of the Series E Preferred Stock.

During the three months ended June 30, 2026, approximately 136.35 shares of Series E Preferred Stock were converted into 13,635,000 shares of Common Stock at a conversion price of $0.01 per share. Pursuant to Series E Certificate of Designations, the conversion price of the remaining Series E Preferred Stock was reduced to $0.01 per share.

As of June 30, 2026 and December 31, 2025, there were 3,679.65 shares of Series E Preferred Stock issued and outstanding, which were convertible into approximately 367,965,400 shares of Common Stock at a conversion price of $0.01 per share.

On May 5, 2026, as a result of the issuance of convertible promissory notes and the reduction of preferred stock conversion prices from $0.05 to $0.01, the Company no longer had sufficient authorized shares in the event that all potentially dilutive instruments were exercised. Accordingly, beginning in May 2026, certain of the Company’s embedded conversion features on preferred stock have been treated as preferred stock liabilities for accounting purposes under ASC 815 due to insufficient authorized shares to fully settle conversion features of the preferred stock instruments, if exercised. As a result, the Company evaluated certain preferred stock instruments issued and determined that shares of Series E preferred stock no longer qualified as equity instruments and qualify for derivative liability treatment. In this case, the Company utilized the latest inception date sequencing method to reclassify the outstanding Series E Preferred Stock instruments from equity to preferred stock liabilities. The fair value of the Series E Preferred Stock is measured using the as if converted method, which included contractual terms such as the number of shares of preferred stock issued and outstanding, the $1,000 issued stated value, and the current conversion price. The as if converted method also utilizes observable inputs, such as the underlying common stock price on the measurement date and the period end remeasurement date. On May 5, 2026, the measurement date, the fair value of the Series E Preferred Stock of $12,799,260 was reclassified out of equity and recorded as preferred stock liabilities – Series E convertible preferred stock. The preferred stock liabilities are recognized at fair value with changes in fair value recognized as an increase or decrease in loss until such time as the conditions giving rise to such preferred stock liability classifications are settled. During the three and six months ended June 30, 2026, the Company recorded a gain on reevaluation of preferred stock liabilities of $6,610,240.

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

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

During the three months ended June 30, 2026, the Company sold 7,266,378 shares of common stock of the Company for net proceeds of $209,637 and a subscription receivable of $9,857 as of June 30, 2026 under the November 2025 Keystone Purchase Agreement.

Sale of Pre-funded Warrants and Common Stock

On February 5, 2025, the Company announced the pricing of a reasonable best efforts public offering (the “Offering”), with participation from a member of the Company’s board of directors and a single institutional investor, for the purchase and sale of (i) 127,551 shares of Common Stock or common stock equivalents in lieu thereof (the Company sold 15,000 shares of its common stock and 112,551 pre-funded warrants); and (ii) common warrants to purchase up to 127,551 shares of common stock (the “Warrants”), at a combined public offering price of $39.20 per share and Warrant. In connection with the Offering, on February 5, 2025, the Company entered into a securities purchase agreement (the “SPA”) with the investors. The SPA contains customary representations, warranties and agreements of the Company and each investor and customary indemnification rights and obligations of the parties. In connection with this offering, the Company received net proceeds of approximately $4.2 million, which is net of offering costs and fees of $839,004. During the three months ended March 31, 2025, 15,000 shares of common stock were purchased upon the closing of the Offering for proceeds of $588,000 and 91,214 shares were issued in connection with the exercise of pre-funded warrants for proceeds of $182, totaling 106,214 shares of its common stock issued of the aggregate amount of 127,551 Common Stock shares sold. As of June 30, 2026 and December 31, 2025, 10,787 pre-funded warrants remain exercisable.

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

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

(Unaudited)

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

In connection with the Offering, the Conversion Price of the Series A Preferred Stock and Series C Preferred Stock reset to $39.20 per share of Common Stock, which was further adjusted downward to $0.01, as noted above.

NOTE 9 – WARRANTS

A summary of outstanding warrants as of June 30, 2026 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Public and Private Placement Warrants	4,596	$23,000.00	2.63
February 2024 Series A Common Warrants	306	2,780.00	1.12
September 2024 Series C Common Warrants	4,088	0.80	1.71
December 2024 Common Warrants	4,203	112.20	1.98
January 2025 Common Warrants	8,193	116.40	2.02
February 2025 Pre-funded Warrants	10,787	0.002	No expiration date
February 2025 Common Warrants	127,551	39.20	3.61
Outstanding as of June 30, 2026	159,724	$707.39	3.39

On June 30, 2026, the intrinsic value of the warrants amounted to $97.

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

(Unaudited)

NOTE 10 – FAIR VALUE MEASUREMENTS

Earnout and derivative liabilities

The classification of the fair value of the earnout liability, preferred stock liabilities, and derivative liabilities and the change in the fair value measurement using significant inputs (Level 3) for the six months ended June 30, 2026 and 2025 for the Company is presented below:

	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Balance at December 31, 2025	$-	$-	$-	$-
Initial derivative liabilities included in debt discount			3,663,600	3,663,600
Initial derivative liabilities included in derivative expense			2,560,979	2,560,979
Loss on revaluation of derivative liabilities included in derivative expense	-	-	1,439,276	1,439,276
Balance at June 30, 2026	$-	$-	$7,663,855	$7,663,855

Preferred stock liabilities (Series D and Series E Preferred Stock):
Balance at December 31, 2025	$-	$-	$-	$-
Reclassification of fair value of preferred stock liabilities from equity	-	-	21,584,122	21,584,122
Gain on reevaluation of preferred stock liabilities	-	-	(6,610,240)	(6,610,240)
Balance at June 30, 2026	$-	$-	$14,973,882	$14,973,882

Earnout liability:
Balance at December 31, 2024	$-	$-	$20,000	$20,000
Revaluation of earnout liability	-	-	-	-
Balance at June 30, 2025	$-	$-	$20,000	$20,000

Earnout liability:
Balance at December 31, 2025	$-	$-	$20,000	$20,000
Revaluation of earnout liability	-	-	(19,500)	(19,500)
Balance at June 30, 2026	$-	$-	$500	$500

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

(Unaudited)

NOTE 11 – STOCK-BASED COMPENSATION

On March 25, 2024, stockholders approved the 2024 Employee Stock Purchase Plan (the “2024 ESPP”), with initial reserves of 255 shares of common stock. The 2024 ESPP became effective on February 14, 2024. The 2024 ESPP also has an evergreen provision. On January 1, 2025, the reserve increased by 510 shares. On January 1, 2026, the reserve increased by 510 shares. No awards have been granted under the 2024 ESPP as of June 30, 2026.

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

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

(Unaudited)

The Company’s stock option activity for the six months ended June 30, 2026 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Outstanding	Exercise	Contractual
	Stock	Price Per	Life
	Options	Share	(in Years)
Balance, December 31, 2025	74,151	$22.67	9.32
Options granted	45,759,611	0.055	-
Balance, June 30, 2026	45,833,762	$0.092	9.53
Options exercisable as of June 30, 2026	39,971,771	$0.09	9.53

The Company estimated the fair value of the stock options during the six months ended June 30, 2026 and 2025 using Black-Scholes with the following assumptions.

	Six Months Ended June 30,	Six Months Ended June 30,
	2026	2025
Risk-free interest rate	3.54 to 3.70%	3.98% to 4.01%
Expected life (in years)	5.0 to 6.0	5.0
Expected dividend yield	-%	-%
Expected volatility	289.71 to 299.44%	104.54 to 121.09%

For the three months ended June 30, 2026, the Company recorded stock-based compensation expense of $1,122,085, of which $278,467 was related to research and development and $843,618 was related to general and administrative. For the six months ended June 30, 2026, the Company recorded stock-based compensation expense of $2,739,540, of which $784,344 was related to research and development and $1,955,196 was related to general and administrative.

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

As of June 30, 2026, the Company had approximately $517,152 of unamortized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 0.53 years. The weighted average grant date calculated fair value per share of the Company’s options granted during the six months ended June 30, 2026 was $0.055. As of June 30, 2026, the intrinsic value of outstanding stock options was $0.00.

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

(Unaudited)

NOTE 12 – 401(K) RETIREMENT SAVINGS PLAN

The Company sponsors a 401(k) defined contribution plan covering eligible employees who elect to participate. The Company is allowed to make discretionary profit sharing and 401(k) matching contributions as defined in the plan and as approved by the Board of Directors. The Company’s accrued contributions for the six months ended June 30, 2026 were $23,100. The Company did not make any contributions to the 401(k) during the six months ended June 30, 2025.

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

The following table summarizes the pre-funded warrants and February 2025 Common Warrants sold to our related party:

Purchasers	Pre-Funded Warrants Purchased	Total Purchase Price	February 2025 Common Warrants Issued
Atwood-Edminster Trust dtd 4-2-2000 and GVN, LLC (1)	25,510	$999,992	25,510

(1)	Brian G. Atwood served as Chairman and Chief Executive Officer of the Company from February 2024 to September 2024, and previously served as Chairman of PBAX until the closing of the Business Combination in February 2024. Mr. Atwood is currently a member of the board of directors of the Company and serves as a trustee of Atwood-Edminster Trust dtd 4-2-2000. GVN, LLC, is a limited liability company of which the sole member is the Atwood-Edminster Trust dtd 4-2-2000, and of which Brian G. Atwood and Lynne H. Edminster are the managers.

On April 22, 2025, pursuant to the Fourth Securities Purchase Agreement, the Company issued and sold, and the investors purchased, in a private placement (the “Fourth PIPE Financing”), 6,250 shares of the Series D Preferred Stock to investors in exchange for the receipt of 1,000,279 shares of the Stella Series D Preferred Stock in lieu of cash, in which a portion of the Stella Series D Preferred Stock was owned by a related party investor. The investor is a majority shareholder of Stella Diagnostics, Inc. and has representation on the board of directors thereof. The related shares of the Stella Series D Preferred Stock were resold to the related party investor in the three months ended September 30, 2025.

During the three months ended June 30, 2026 and 2025, the Company incurred consulting fees of $55,000 and $81,500 to members of the Company’s board of directors, respectively. During the six months ended June 30, 2026 and 2025, the Company incurred consulting fees of $110,000 and $135,000 to members of the Company’s board of directors, respectively.

CERO THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

(Unaudited)

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, the Company may be involved in litigation or receive claims arising out of our operations in the normal course of business. We are not currently a party to any other legal proceeding nor are we aware of claims that we believe would, if decided adversely, have a material adverse effect on the Company’s business, financial condition, or operating results.

See Note 7 for leases.

NOTE 15 – SUBSEQUENT EVENTS

Convertible Note Issuances

On July 14, 2026, the Company entered into a second amended and restated promissory note (the “July 2026 Note”) with SRX Global, which amends and restates in its entirety the May 2026 Note, as amended and restated by the June 2026 Note. Pursuant to the July 2026 Note, the Company may borrow, from time to time thereunder, up to a maximum aggregate purchase price not to exceed a sum of $2,085,200 (the “July 2026 Maximum Loan Amount”). Of the July 2026 Maximum Loan Amount, $750,000 was funded pursuant to the May 2026 Note, an additional $663,600 was funded pursuant to the June 2026 Note, and an additional $671,600 of net proceeds was funded pursuant to the July 2026 Note for a note having a principal balance of $839,500. The July 2026 Note bears interest at a rate of 10% per annum, matures on May 28, 2027, and is convertible into shares of the Company’s Common Stock. At any time after the issuance of the July 2026 Note, SRX Global, at its option, is entitled to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into Common Stock at a conversion price equal to the lesser of (i) $0.05 and (ii) 80% of the average of the 5 (five) lowest intraday trading prices during the 20 (twenty) days prior to the day that SRX Global requests conversion, unless otherwise modified by mutual agreement between the parties, subject to certain adjustments and limitations, including a beneficial ownership limitation of 4.99%.

On August 11, 2026, the Company entered into a third amended and restated promissory note (the “August 2026 Note”) with SRX Global, which amends and restates in its entirety May 2026 Note, as amended and restated by the June 2026 Note and as further amended and restated by the July 2026 Note. Pursuant to the August 2026 Note, the Company may borrow, from time to time thereunder, up to a maximum aggregate amount not to exceed a sum of $2,235,200 (the “August 2026 Maximum Loan Amount”). Of the August 2026 Maximum Loan Amount, $750,000 was funded pursuant to the May 2026 Note, an additional $663,600 was funded pursuant to the June 2026 Note, an additional $671,600 was funded pursuant to the July 2026 Note, and an additional $150,000 was funded pursuant to the August 2026 Note. The August 2026 Note bears interest at a rate of 10% per annum, matures on May 28, 2027, and is convertible into shares of the Company’s Common Stock. At any time after the issuance of the August 2026 Note, SRX Global, at its option, is entitled to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into Common Stock at a conversion price equal to the lesser of (i) $0.05 and (ii) 80% of the average of the 5 (five) lowest intraday trading prices during the 20 (twenty) days prior to the day that SRX Global requests conversion, unless otherwise modified by mutual agreement between the parties, subject to certain adjustments and limitations, including a beneficial ownership limitation of 4.99%.

Conversion of Series D Preferred Shares

During the period from July 1, 2026 to August 13, 2026, 31 shares of Series D Preferred Stock were converted into 3,100,000 shares of Common Stock at a conversion price of $0.01 per share.

Conversion of Series E Preferred Shares

During the period from July 1, 2026 to August 13, 2026, 47.196 shares of Series E Preferred Stock were converted into 4,719,596 shares of Common Stock at a conversion price of $0.01 per share.

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

Going concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital to fund its research and development (“R&D”) activities and meet its obligations on a timely basis. As of June 30, 2026, the Company reported approximately $937,512 of cash, restricted cash, and cash equivalents, a working capital deficit of approximately $30.9 million, and an accumulated deficit and stockholders’ deficit of approximately $97.8 million and $30.5 million, respectively. Additionally, during the six months ended June 30, 2026, the Company used approximately $5.1 million of net cash in operating activities, has a net loss of $6.9 million and has no revenues. During the six months ended June 30, 2026, we received net proceeds from the sale of common stock in connection with ELOC fundings. Additional funds are necessary to maintain current operations and to continue R&D activities. However, there can be no assurance that sufficient funding will be available to allow the Company to successfully continue its R&D activities and planned regulatory filings with the FDA. If the Company is unable to obtain the necessary funds, significant reductions in spending and the delay or cancellation of planned activities may be necessary. These actions would have a material adverse effect on the Company’s business, results of operations, and prospects. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these unaudited condensed consolidated financial statements are issued. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

During the six months ended June 30, 2026, we received net proceeds of $700,491 from the sale of our common stock from ELOC fundings. Furthermore, during the six months ended June 30, 2026, we issued and sold convertible notes having an aggregate principal face value of $4,579,500, and the Company received net proceeds of $3,663,600. Additional funds are necessary to maintain current operations and to continue R&D activities. However, there can be no assurance that sufficient funding will be available to allow the Company to successfully continue its R&D activities and planned regulatory filings with the FDA. If the Company is unable to obtain the necessary funds, significant reductions in spending and the delay or cancellation of planned activities may be necessary. These actions would have a material adverse effect on the Company’s business, results of operations, and prospects. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date the unaudited consolidated financial statements are issued. These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Recent Developments

On April 8, 2026, we issued and sold a convertible promissory note for a purchase price of $350,000, having a principal face value of $437,500 (the “April 2026 Note”) to Keystone. Pursuant to the April 2026 Note, the Company may borrow, from time to time thereunder, up to a maximum aggregate amount not to exceed a sum of $1,000,000. The April 2026 Note bears interest at a rate of 10% per annum, matures on April 9, 2027, and is convertible into shares of the Company’s common stock. On April 27, 2026, we issued and sold a convertible promissory note for a purchase price of $400,000, having a principal face value of $500,000 (the “Second April Note”) to Keystone. Pursuant to the Second April 2026 Note, the Company may borrow, from time to time thereunder, up to a maximum aggregate amount not to exceed a sum of $1,000,000. The Second April Note bears interest at a rate of 10% per annum, matures on April 27, 2027, and is convertible into shares of the Company’s common stock. At any time after the issuance of the April 2026 Note and the Second April Note, Keystone, at its option, is entitled to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into common stock at a conversion price equal to the lesser of (i) $0.05 and (ii) 80% of the average of the 5 (five) lowest intraday trading prices during the 20 (twenty) days prior to the day that Keystone requests conversion, unless otherwise modified by mutual agreement between the parties, subject to certain adjustments and limitations, including a beneficial ownership limitation of 4.99%.

On May 28, 2026, the Company issued and sold a convertible promissory note for a purchase price of $750,000, having a principal face value of $937,500 (the “May 2026 Note”) to SRX Global Inc. (f/k/a SRX Health Solutions, Inc.) (“SRX Global”). Pursuant to the May 2026 Note, the Company may borrow, from time to time thereunder, up to a maximum aggregate amount not to exceed a sum of $750,000. The May 2026 Note bears interest at a rate of 10% per annum, matures on May 28, 2027, and is convertible into shares of the Company’s common stock. At any time after the issuance of the May 2026 Note, SRX Global, at its option, is entitled to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into common stock at a conversion price equal to the lesser of (i) $0.05 and (ii) 80% of the average of the 5 (five) lowest intraday trading prices during the 20 (twenty) days prior to the day that SRX Global requests conversion, unless otherwise modified by mutual agreement between the parties, subject to certain adjustments and limitations, including a beneficial ownership limitation of 4.99%.

On June 23, 2026, the Company entered into an amended and restated promissory note (the “June 2026 Note”) with SRX Global, which amends and restates in its entirety the May 2026 Note. Pursuant to the June 2026 Note, the Company may borrow, from time to time thereunder, up to a maximum aggregate amount not to exceed a sum of $1,413,600 (the “Maximum Loan Amount”). Of the Maximum Loan Amount, $750,000 was funded pursuant to the May 2026 Note, and an additional $663,600 was funded on June 23, 2026. The June 2026 Note bears interest at a rate of 10% per annum, matures on May 28, 2027, and is convertible into shares of the Company’s common stock. At any time after the issuance of the June 2026 Note, SRX Global, at its option, is entitled to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into common stock at a conversion price equal to the lesser of (i) $0.05 and (ii) 80% of the average of the 5 (five) lowest intraday trading prices during the 20 (twenty) days prior to the day that SRX Global requests conversion, unless otherwise modified by mutual agreement between the parties, subject to certain adjustments and limitations, including a beneficial ownership limitation of 4.99%.

On July 14, 2026, the Company entered into a second amended and restated promissory note (the “July 2026 Note”) with SRX Global, which amends and restates in its entirety the May 2026 Note, as amended and restated by the June 2026 Note. Pursuant to the July 2026 Note, the Company may borrow, from time to time thereunder, up to a maximum aggregate purchase price not to exceed a sum of $2,085,200 (the “July 2026 Maximum Loan Amount”). Of the July 2026 Maximum Loan Amount, $750,000 was funded pursuant to the May 2026 Note, an additional $663,600 was funded pursuant to the June 2026 Note, and an additional $671,600 of net proceeds was funded pursuant to the July 2026 Note having a principal balance of $839,500. The July 2026 Note bears interest at a rate of 10% per annum, matures on May 28, 2027, and is convertible into shares of the Company’s Common Stock. At any time after the issuance of the July 2026 Note, SRX Global, at its option, is entitled to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into Common Stock at a conversion price equal to the lesser of (i) $0.05 and (ii) 80% of the average of the 5 (five) lowest intraday trading prices during the 20 (twenty) days prior to the day that SRX Global requests conversion, unless otherwise modified by mutual agreement between the parties, subject to certain adjustments and limitations, including a beneficial ownership limitation of 4.99%.

On August 11, 2026, the Company entered into a third amended and restated promissory note (the “August 2026 Note”) with SRX Global, which amends and restates in its entirety May 2026 Note, as amended and restated by the June 2026 Note and as further amended and restated by the July 2026 Note. Pursuant to the August 2026 Note, the Company may borrow, from time to time thereunder, up to a maximum aggregate amount not to exceed a sum of $2,235,200 (the “August 2026 Maximum Loan Amount”). Of the August 2026 Maximum Loan Amount, $750,000 was funded pursuant to the May 2026 Note, an additional $663,600 was funded pursuant to the June 2026 Note, an additional $671,600 was funded pursuant to the July 2026 Note, and an additional $150,000 was funded pursuant to the August 2026 Note. The August 2026 Note bears interest at a rate of 10% per annum, matures on May 28, 2027, and is convertible into shares of Company’s Common Stock. At any time after the issuance of the August 2026 Note, SRX Global, at its option, is entitled to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into Common Stock at a conversion price equal to the lesser of (i) $0.05 and (ii) 80% of the average of the 5 (five) lowest intraday trading prices during the 20 (twenty) days prior to the day that SRX Global requests conversion, unless otherwise modified by mutual agreement between the parties, subject to certain adjustments and limitations, including a beneficial ownership limitation of 4.99%.

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

Other Income (Expenses), Net

Other expenses, net consists predominantly of interest income from interest bearing bank accounts, interest expense, and gains or losses on the initial valuation and revaluation of earnout, derivative liabilities and preferred stock liabilities, which represents the initial fair value and change in fair value of conversion options related to our convertible notes payable between periods.

Results of Operations for the Three Months ended June 30, 2026 and 2025

Results of operations for the three months ended June 30, 2026 and 2025 are summarized as follows:

	For the Three Months Ended June 30,			Percentage
	2026	2025	Change	Change
Operating expenses:
Research and development	$1,736,013	$2,753,963	$(1,017,950)	(37.0)%
General and administrative	2,110,453	1,969,828	140,625	7.1%
Total operating expenses	3,846,466	4,723,791	(877,325)	(18.6)%
Loss from operations	(3,846,466)	(4,723,791)	877,325	(18.6)%

Other income (expenses):
Loss on foreign currency	(52)	-	(52)	100.0%
Derivative expense	(3,103,533)	-	(3,103,533)	(100.0)%
Gain on reevaluation of preferred stock liabilities	6,610,240	-	6,610,240	100.0%
Share-based inducement expenses	-	(707,300)	707,300	100.0%
Interest income	1,025	13,776	(12,751)	(92.6)%
Interest expense	(690,044)	-	(690,044)	(100.0)%
Total other income (expenses), net	2,817,636	(693,524)	3,511,160	506.3%
Net loss	(1,028,830)	(5,417,315)	4,388,485	(81.0)%
Deemed dividend on Series A, B, C, D and E Preferred Stock	(28,426,624)	(24,700,374)	(3,726,250)	15.1%
Net loss attributable to common stockholders	$(29,455,454)	$(30,117,689)	$662,235	2.2%

Research and Development Expenses

Research and development expenses were $1,736,000 for the three months ended June 30, 2026, compared to $2,754,000 for the three months ended June 30, 2025, reflecting a decrease of $1,018,000. The decrease was related to decreased R&D activity in the 2026 period as compared to the 2025 period. During the 2025 period, the Company prepared and filed the IND for CER-1236, prepared for the clinical trials initiation, and began the clinical trial. The decrease in research and development expenses primarily reflected (i) a decrease in clinical expenses of $643,000, (ii) a decrease in scientific consulting expenses of $292,000, (iii) a decrease in rent expense of $98,000 due to the receipt of subtenant rental income and a credit received from the landlord on common area charges paid, (iv) a decrease in drug manufacturing costs of $122,000 and (v) a decrease in other costs of $87,000, offset by an increase in stock-based stock option expense of approximately $224,000.

The Company anticipates that its R&D expenses may increase in the future if the Company increases headcount, compensation expense, and contracted services for preclinical and clinical development of its product candidates, as well as for manufacturing of clinical product to be used in clinical development.

General and Administrative Expenses

General and administrative expenses were $2,110,000 for the three months ended June 30, 2026, compared to $1,970,000 for the three months ended June 30, 2025, reflecting an increase of $141,000. The increase in the three months ended June 30, 2026 over the three months ended June 30, 2025 was partially due to an increase in stock-based stock options expense of approximately $714,000 and an increase in other compensation and benefits of $54,000, offset by a decrease in professional fees of $432,000 and a decrease in other general and administrative expenses of approximately $195,000.

Other Income (Expenses), Net

Other income (expenses), net was $2,818,000 for the three months ended June 30, 2026, compared to other expenses, net of $(694,000) for the three months ended June 30, 2025, reflecting a positive change of $3,511,000. The positive change during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was primarily due to the recording of a gain on reevaluation of preferred stock liabilities of $6,610,000 and a reduction in stock-based inducement expense of $707,000, offset by the recording of derivative expense of $3,104,000 and interest expense of $690,000 related to the issuance of convertible notes payable during the 2026 period and a decrease in interest income of $13,000.

Net loss and net loss attributable to common stockholders

For the three months ended June 30, 2026 and 2025, net loss amounted to $1,029,000 and $5,417,000, respectively, a decrease of $4,388,000, or 81.0%. During the three months ended June 30, 2026 and 2025, in connection with our Series A, Series B, Series C, Series D and Series E preferred stock conversions, we recorded deemed dividends of $28,427,000 and $24,700,000, respectively. Accordingly, for the three months ended June 30, 2026 and 2025, net loss attributable to common stockholders amounted to $29,455,000, or $0.70 per common share and $30,118,000, or $61.71 per common share, respectively.

Results of Operations for the Six Months ended June 30, 2026 and 2025

Results of operations for the six months ended June 30, 2026 and 2025 are summarized as follows:

	For the Six Months Ended June 30,			Percentage
	2026	2025	Change	Change
Operating expenses:
Research and development	$4,074,357	$5,661,790	$(1,587,433)	(28.0)%
General and administrative	4,617,837	4,012,532	605,305	15.1%
Total operating expenses	8,692,194	9,674,322	(982,128)	(10.2)%
Loss from operations	(8,692,194)	(9,674,322)	982,128	(10.2)%

Other income (expenses):
Gain on foreign currency	121	-	121	100.0%
Derivative expense	(4,000,255)	-	(4,000,255)	(100.0)%
Gain on reevaluation of preferred stock liabilities	6,610,240	-	6,610,240	100.0%
Change in fair value of earnout liabilities	19,500	-	19,500	100.0%
Share-based inducement expenses	-	(863,550)	863,550	100.0%
Interest income	4,174	14,626	(10,452)	(71.5)%
Interest expense	(856,330)	-	(856,330)	(100.0)%
Total other income (expenses), net	1,777,450	(848,924)	2,626,374	309.4%
Net loss	(6,914,744)	(10,523,246)	3,608,502	(34.3)%
Deemed dividend on Series A, B, C, D and E Preferred Stock	(28,426,624)	(24,964,518)	(3,462,106)	13.9%
Deemed dividend related to Series C Common Warrants	-	(84,083)	84,083	(100.0)%
Net loss attributable to common stockholders	$(35,341,368)	$(35,571,847)	$230,479	(0.6)%

Research and Development Expenses

Research and development expenses were $4,074,000 for the six months ended June 30, 2026, compared to $5,662,000 for the six months ended June 30, 2025, reflecting a decrease of $1,588,000. The decrease was related to decreased R&D activity in the 2026 period as compared to the 2025 period. During the 2025 period, the Company prepared and filed the IND for CER-1236, prepared for the clinical trials initiation, and began the clinical trial. The decrease in research and development expenses reflected (i) a decrease in clinical expenses of $1,440,000, (ii) a decrease in scientific consulting expenses of $468,000, (iii) a decrease in rent expense of $295,000 due to the receipt of subtenant rental income and a credit received from the landlord on common area charges paid, and (iv) a decrease in lab and other expenses of $141,000. These decreases were offset by an increase in drug manufacturing costs of $99,000 and stock-based stock option expense of approximately $657,000.

The Company anticipates that its R&D expenses may increase in the future as the Company increases headcount, compensation expense, and contracted services for preclinical and clinical development of its product candidates, as well as for manufacturing of clinical product to be used in clinical development.

General and Administrative Expenses

General and administrative expenses were $4,618,000 for the six months ended June 30, 2026, compared to $4,013,000 for the six months ended June 30, 2025, reflecting an increase of $605,000. The increase in the six months ended June 30, 2026 over the six months ended June 30, 2025 was partially due to an increase in stock-based stock options expense of approximately $1,594,000 and an increase in insurance expense of $86,000, offset by a decrease in professional fees of $642,000, a decrease in proxy and transfer agent fees of $386,000, and a decrease in other general and administrative expenses of approximately $47,000.

Other Income (Expenses), Net

Other income (expenses), net was $1,777,000 for the six months ended June 30, 2026, compared to other expenses, net of $849,000 for the six months ended June 30, 2025, a positive change of $2,626,000. The positive change during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily due to the recording of a gain on reevaluation of preferred stock liabilities of $6,610,000 and a reduction in stock-based inducement expense of $864,000, offset by the recording of derivative expense of $4,000,000 and interest expense of $856,000 related to the issuance of convertible notes payable during the 2026 period.

Net loss and net loss attributable to common stockholders

For the six months ended June 30, 2026 and 2025, net loss amounted to $6,915,000 and $10,523,000, respectively, a decrease of $3,609,000, or 34.3%. During the six months ended June 30, 2026 and 2025, in connection with our Series A, Series B, Series C, Series D and Series E preferred stock conversions, and the redemption of Series C Preferred Stock, we recorded deemed dividends of $28,427,000 and $24,965,000, respectively. Accordingly, for the six months ended June 30, 2026 and 2025, net loss attributable to common stockholders amounted to $35,341,000, or $0.92 per common share and $35,572,000, or $107.60 per common share, respectively.

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

The Company, therefore, anticipates that substantial additional funding will be needed in connection with its continuing operations. As of June 30, 2026, the Company had approximately $937,500 in cash, restricted cash, and cash equivalents, a working capital deficit of approximately $30.9 million, and an accumulated deficit of approximately $97.8 million. Additionally, during the six months ended June 30, 2026, the Company used approximately $5.1 million of net cash in operating activities. The Company intends to devote most of the available cash to the clinical development of its product candidates and public company compliance costs. Based on current business plans, the Company believes that the cash available as of June 30, 2026 will not fund its operations and capital requirements for 12 months after the filing of these unaudited consolidated financial statements for the six months ended June 30, 2026. During the six months ended June 30, 2026, we received net proceeds of $700,491 from ELOC fundings. Furthermore, during the six months ended June 30, 2026, we issued and sold Convertible Notes for an aggregate principal amount of $4,579,500 and we received net proceeds of $3,663,600. Additional funds are necessary to maintain current operations and to continue R&D activities. However, there can be no assurance that sufficient funding will be available to allow the Company to successfully continue its R&D activities and planned regulatory filings with the FDA. If the Company is unable to obtain the necessary funds, significant reductions in spending and the delay or cancellation of planned activities may be necessary. These actions would have a material adverse effect on the Company’s business, results of operations, and prospects. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date the unaudited consolidated financial statements are issued. These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Cash Flows

	For the Six Months Ended June 30,
	2026	2025	Change
Net cash used in operating activities	$(5,088,959)	$(9,068,702)	$3,979,743
Net cash provided by financing activities:	4,364,091	9,044,316	(4,680,225)
Net (decrease) in cash, restricted cash, and cash equivalents	$(724,868)	$(24,386)	$(700,482)

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2026 primarily reflected a net loss of $6,915,000, adjusted for the reconciliation of non-cash items such as depreciation expense of $120,000, stock-based compensation of $2,740,000, amortization of right-of-use asset of $435,000, amortization of debt discount of $747,000, gain on reevaluation of preferred stock liabilities of $6,610,000, and loss on initial and reevaluation of derivative liabilities of $4,000,000, and changes in operating asset and liabilities primarily consisting of a decrease in prepaid expenses and other current assets of $461,000, an increase in accounts payable of $636,000, an increase in accrued liabilities of $121,000, a decrease in insurance financing liability of $323,000, and a decrease in operating lease liabilities of $481,000.

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

We did not have any investing activities during the six months ended June 30, 2026 and 2025.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2026 amounted to $4,364,000 as compared to $9,044,000 for the six months ended June 30, 2025.

During the six months ended June 30, 2026, net cash provided by financing activities of $4,364,000 was primarily attributable to the receipt of net proceeds of $700,000 from the sale of Common Stock under the ELOC, and net proceeds of $3,664,000 from the sale of convertible notes payable.

During the six months ended June 30, 2025, net cash provided by financing activities of $9,044,000 was primarily attributable to the receipt of net proceeds of $500,000 from the exercise of Series A Preferred Warrants, net proceeds of $2,426,000 from the sale of common stock under the ELOC, net proceeds of $2,240,000 from the sale of Series D Preferred Stock, and net proceeds from sale of common stock and pre-funded warrants of $4,273,000, offset by the cash redemption of Series C Preferred Stock of $395,000.

Critical Accounting Estimates

During the six months ended June 30, 2026, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on April 15, 2026.

Recent Accounting Standards

See the section titled in Note 2 to the Company’s unaudited consolidated financial statements for the six months ended June 30, 2026, appearing elsewhere herein.

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

Material Weaknesses Identified

The material weaknesses identified include:

●	We currently lack multiple levels of management review on complex business, accounting, and financial reporting issues; and

●	We currently lack adequate segregation of duties as a result of our limited financial resources to support hiring of personnel.

However, we do not believe the material weaknesses described above caused any significant misreporting of our consolidated financial condition and results of operations for the three months ended June 30, 2026.

Remediation Plan

Due to a lack of working capital in 2025 and 2024 and during the six months ended June 30, 2026, we were not and are not able to implement a remediation plan in the foreseeable future. We plan on implementing policies and procedures to address and mitigate all material weaknesses if we receive additional funding and are able to expand our accounting staff.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of June 30, 2026, we do not believe we are party to any claim or litigation, the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

As of August 14, 2026, the Company currently has outstanding: (i) 71,630,992 shares of Common Stock, (ii) 1,429 shares of Series A Preferred Stock with a stated value of approximately $1.4 million, convertible into shares of Common Stock at a conversion rate of the stated value thereof divided by a current effective conversion price of $0.01 per share; (iii) no shares of Series B Preferred Stock; (iv) 7 shares of Series C Preferred Stock with a stated value of $7,000, convertible into shares of Common Stock at a conversion rate of the stated value thereof divided by a conversion price of $0.01 per share; (v) Series A Warrants to purchase 306 shares of Common Stock at an exercise price of $2,780.00 per share; (vi) Series C Warrants to purchase 4,088 shares of Common Stock at an exercise price of $0.80 per share; (vii) December 2024 and January 2025 Common Warrants to purchase an aggregate of 12,396 shares of Common Stock at an exercise price ranging from $112.20 to $116.40 per share, (viii) February 2025 Common Warrants to purchase an aggregate of 127,551 shares of Common Stock at an exercise price of $39.20 per share, (ix) February 2025 Pre-Funded Warrants to purchase an aggregate of 10,787 shares of Common Stock at an exercise price of $0.002 per share, (x) Public Warrants and Private Placement Warrants to purchase an aggregate of 4,596 shares of Common Stock at an exercise price of $23,000.00 per share, (xi) 5,192 shares of Series D Preferred Stock with a stated value of approximately $5.2 million, convertible into shares of Common Stock at a conversion rate of the stated value thereof divided by a current effective conversion price of $0.01 per share, (xii) 3,632.46 shares of Series E Preferred Stock with a stated value of approximately $3.6 million, convertible into shares of Common Stock at a conversion rate of the stated value thereof divided by a current effective conversion price of $0.01 per share and (xii) approximately 844,400,000 shares of Common Stock issuable upon the conversion of the Convertible Notes issued to note holders.

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

The impact of recent healthcare reform legislation and other changes in the healthcare industry and in healthcare spending on us is currently unknown and may adversely affect our business model.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 8, 2026, the Company issued and sold a convertible promissory note for a purchase price of $350,000, having a principal face value of $437,500 (the “April 2026 Note”) to Keystone. Pursuant to the April 2026 Note, the Company may borrow, from time to time thereunder, up to a maximum aggregate amount not to exceed a sum of $1,000,000. The April 2026 Note bears interest at a rate of 10% per annum, matures on April 9, 2027, and is convertible into shares of the Company’s common stock

On April 27, 2026, the Company issued and sold a convertible promissory note for a purchase price of $400,000, having a principal face value of $500,000 (the “Second April Note”) to the Keystone. Pursuant to the Second April Note, the Company may borrow, from time to time thereunder, up to a maximum aggregate amount not to exceed a sum of $1,000,000. The Note bears interest at a rate of 10% per annum, matures on April 27, 2027, and is convertible into shares of the Company’s common stock.

On May 28, 2026, the Company issued and sold a convertible promissory note for a purchase price of $750,000, having a principal face value of $937,500 (the “May 2026 Note”) to SRX Global. Pursuant to the May 2026 Note, the Company may borrow, from time to time thereunder, up to a maximum aggregate amount not to exceed a sum of $750,000. The May 2026 Note bears interest at a rate of 10% per annum, matures on May 28, 2027, and is convertible into shares of the Company’s common stock.

On June 23, 2026, the Company entered into an amended and restated promissory note (the “June 2026 Note”) with SRX Global, which amends and restates in its entirety the May 2026 Note. Pursuant to the June 2026 Note, the Company may borrow, from time to time thereunder, up to a maximum aggregate amount not to exceed a sum of $1,413,600 (the “Maximum Loan Amount”). Of the Maximum Loan Amount, $750,000 was funded pursuant to the May 2026 Note, and an additional $663,600 was funded on June 23, 2026. The June 2026 Note bears interest at a rate of 10% per annum, matures on May 28, 2027, and is convertible into shares of the Company’s common stock.

On July 14, 2026, the Company entered into a second amended and restated promissory note (the “July 2026 Note”) with SRX Global, which amends and restates in its entirety the May 2026 Note, as amended and restated by the June 2026 Note. Pursuant to the July 2026 Note, the Company may borrow, from time to time thereunder, up to a maximum aggregate amount not to exceed a sum of $2,085,200 (the “July 2026 Maximum Loan Amount”). Of the July 2026 Maximum Loan Amount, $750,000 was funded pursuant to the May 2026 Note, an additional $663,600 was funded pursuant to the June 2026 Note, and an additional $671,600 was funded pursuant to the July 2026 Note. The July 2026 Note bears interest at a rate of 10% per annum, matures on May 28, 2027, and is convertible into shares of the Company’s common stock.

On August 11, 2026, the Company entered into a third amended and restated promissory note (the “August 2026 Note”) with SRX Global, which amends and restates in its entirety May 2026 Note, as amended and restated by the June 2026 Note and as further amended and restated by the July 2026 Note. Pursuant to the August 2026 Note, the Company may borrow, from time to time thereunder, up to a maximum aggregate amount not to exceed a sum of $2,235,200 (the “August 2026 Maximum Loan Amount”). Of the August 2026 Maximum Loan Amount, $750,000 was funded pursuant to the May 2026 Note, an additional $663,600 was funded pursuant to the June 2026 Note, an additional $671,600 was funded pursuant to the July 2026 Note, and an additional $150,000 was funded pursuant to the August 2026 Note. The August 2026 Note bears interest at a rate of 10% per annum, matures on May 28, 2027, and is convertible into shares of the Company’s Common Stock.

At any time after the issuance of the Convertible Notes, Keystone and SRX Global, at its option, is entitled to convert all or any lesser portion of the outstanding principal amounts and accrued but unpaid interest into Common Stock at a conversion price equal to the lesser of (i) $0.05 and (ii) 80% of the average of the 5 (five) lowest intraday trading prices during the 20 (twenty) days prior to the day that Keystone and SRX Global request conversion, unless otherwise modified by mutual agreement between the parties, subject to certain adjustments and limitations, including a beneficial ownership limitation of 4.99%.

The issuance of these securities was made pursuant to 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D, and the rules promulgated thereunder, to accredited investors.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Promissory Note

On August 11, 2026, we entered into a third amended and restated promissory note (the “August 2026 Note”) with SRX Global, which amends and restates in its entirety May 2026 Note, as amended and restated by the June 2026 Note and as further amended and restated by the July 2026 Note. Pursuant to the August 2026 Note, we may borrow, from time to time thereunder, up to a maximum aggregate amount not to exceed a sum of $2,235,200 (the “Maximum Loan Amount”). Of the Maximum Loan Amount, $750,000 was funded pursuant to the May 2026 Note, an additional $663,600 was funded pursuant to the June 2026 Note, an additional $671,600 was funded pursuant to the July 2026 Note, and an additional $150,000 was funded pursuant to the August 2026 Note. The August 2026 Note bears interest at a rate of 10% per annum, matures on May 28, 2027, and is convertible into shares of our Common Stock. At any time after the issuance of the August 2026 Note, SRX Global, at its option, is entitled to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into Common Stock at a conversion price equal to the lesser of (i) $0.05 and (ii) 80% of the average of the 5 (five) lowest intraday trading prices during the 20 (twenty) days prior to the day that SRX Global requests conversion, unless otherwise modified by mutual agreement between the parties, subject to certain adjustments and limitations, including a beneficial ownership limitation of 4.99%.

Pursuant to the terms of the August 2026 Note, we shall prepare and file with the U.S. Securities and Exchange Commission (the “SEC”), a registration statement on Form S-1 or S-3, covering the resale of all of the shares of Common Stock issuable upon the conversion of the August 2026 Note.

The issuance of the August 2026 Note was made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506(b) promulgated thereunder. The reliance upon Section 4(a)(2) of the Securities Act in issuing the August 2026 Note was based upon the following factors: (a) the issuance of the August 2026 Note was an isolated private transaction by us which did not involve a public offering; (b) SRX Global is an accredited investor; (c) the Company did not engage in general solicitation or advertising in connection with the issuance; and (d) SRX Global represented that, among other things, it was acquiring the securities for investment purposes only and not with a view to distribution, it has received information about the Company necessary to make an informed investment decision, and SRX Global is capable of evaluating the merits and risks of its investment. Any shares of Common Stock issuable upon conversion of the August 2026 Note will be issued in reliance on the exemption from registration provided by Section 3(a)(9) or Section 4(a)(2) of the Securities Act. The August 2026 Note and the shares of Common Stock issuable upon conversion thereof have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The foregoing description of the August 2026 Note is qualified in its entirety by reference to the full text of such document, a copy of which is filed as Exhibit 4.10 to this Quarterly Report and is incorporated herein by reference.

Director and Officer Trading Arrangements

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

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of CERo Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

3.2	Second Amended and Restated Bylaws of CERo Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

3.3	Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

3.4	Certificate of Correction to Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

3.5	Second Certificate of Correction to Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

3.6	Certificate of Designation of Preferences, Rights and Limitations of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.6 to the Annual Report on Form 10-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 2, 2024).

3.7	Certificate of Designation of Preferences, Rights and Limitations of the Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on October 2, 2024).

3.8†	Certificate of Designation of Preferences, Rights and Limitations of the Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on April 25, 2025).

3.9	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of CERo Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on June 11, 2025).

3.10†	Certificate of Designation of Preferences, Rights and Limitations of the Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on October 14, 2025).

4.1	Warrant Agreement, by and between Phoenix Biotech Acquisition Corp. and Continental Stock Transfer & Trust Company, dated October 5, 2021 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed by Phoenix Biotech Acquisition Corp. with the Securities and Exchange Commission on September 13, 2021).

4.2	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

4.3	Form of Preferred Warrant (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 27, 2024).

4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on September 25, 2024).

4.5	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 6, 2025).

4.6	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1/A filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on January 21, 2025).

4.7	Form of Note (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on February 13, 2026).

4.8†	Amended and Restated Note (June 2026) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on June 26, 2026).

4.9†	Second Amended and Restated Note (July 2026) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by CERo Therapeutics Holdings, Inc. with the Securities and Exchange Commission on July 17, 2026).

4.10*†	Third Amended and Restated Note (August 2026).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2022.

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2022.

101.INS	Inline XBRL Instance Document (embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
†	Certain portions of this document that constitute confidential information have been redacted pursuant to Item 601(b)(10) of Regulation S-K.
#	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this report and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERO THERAPEUTICS HOLDINGS, INC.

Date: August 14, 2026	By:	/s/ Chris Ehrlich
	Name:	Chris Ehrlich
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Andrew Kucharchuk
	Name:	Andrew Kucharchuk
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)