Form 10-Q
period 2026-09-30
CERO THERAPEUTICS HOLDINGS, INC.
filed 2026-11-13
CIK 1870404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 13, 2026 there were 83,309,742 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

CERO THERAPEUTICS HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2026

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

ii

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

iii

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

iv

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

vi

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

vii

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

viii

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

ix

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CERO THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS

Current assets:
Cash, restricted cash, and cash equivalents	$530,681	$1,662,380
Prepaid expenses and other current assets	444,322	1,071,900
Total current assets	975,003	2,734,280

Restricted cash	120,000	-
Operating lease right-of-use assets, net	662,188	660,706
Property and equipment, net	71,312	246,148
Total assets	$1,828,503	$3,641,134

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Notes payable, net	$8,126,403	$-
Accounts payable	7,606,011	7,580,899
Accrued liabilities	456,545	363,811
Insurance payable	6,019	338,279
Operating lease liability	308,616	699,107
Preferred stock liabilities - Series E convertible preferred stock, $0.0001 par value; 10,000 shares authorized; 3,552 shares issued and outstanding at September 30, 2026; liquidation preference of $4,440,000 at September 30, 2026	3,729,600	-
Earnout liability	500	20,000
Deemed dividend – common stock liability, 692 shares	85,500	85,500
Total current liabilities	20,319,194	9,087,596

Long-term liabilities:
Operating lease liability, net of current portion	354,162	-

Total liabilities	20,673,356	9,087,596

Commitments and contingencies (Note 14)

Stockholders’ deficit:
Preferred stock, par value $0.0001; authorized 10,000,000 shares:	-	-
Series C convertible preferred stock, $0.0001 par value; 2,853 shares authorized; 7 shares issued and outstanding at September 30, 2026 and December 31, 2025; liquidation preference of $8,750 at September 30, 2026	2,292	2,292
Series D convertible preferred stock, $0.0001 par value; 12,500 shares authorized; 5,192 and 5,352 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively; liquidation preference of $6,490,000 at September 30, 2026	3,926,723	4,047,699
Series E convertible preferred stock, $0.0001 par value; 10,000 shares authorized; 3,816 shares issued and outstanding at December 31, 2025	-	1,926,133
Series A convertible preferred stock, $0.0001 par value; 12,580 shares authorized; 1,429 shares issued and outstanding at September 30, 2026 and December 31, 2025; liquidation preference of $2,143,500 at September 30, 2026	1,287,315	1,287,315
Class A common stock; $0.0001 par value; 1,000,000,000 shares authorized; 79,709,742 and 21,102,671 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	7,971	2,110
Additional paid-in capital	69,674,450	78,126,104
Stock subscription receivable	(9,857)	-
Accumulated deficit	(93,733,747)	(90,838,115)
Total stockholders’ deficit	(18,844,853)	(5,446,462)
Total liabilities and stockholders’ deficit	$1,828,503	$3,641,134

See accompanying notes to the unaudited condensed consolidated financial statements.

CERO THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Operating Expenses:
Research and development	$1,973,857	$2,386,244	$6,048,214	$8,048,034
General and administrative	1,219,068	1,976,335	5,836,905	5,988,867
Total Operating Expenses	3,192,925	4,362,579	11,885,119	14,036,901
Loss from Operations	(3,192,925)	(4,362,579)	(11,885,119)	(14,036,901)

Other Income (Expenses):
(Loss) gain on foreign currency	(2,039)	248	(1,918)	248
Gain (loss) on initial and revaluation of derivative liabilities	604,371	-	(3,395,884)	-
Gain from reevaluation of preferred stock liabilities	3,724,886	-	10,335,126	-
Gain on debt extinguishment	3,801,413	-	3,801,413	-
Change in fair value of earnout liability	-	-	19,500	-
Stock-based inducement expense	-	-	-	(863,550)
Write off of deferred offering costs	-	(500,000)	-	(500,000)
Interest income	1,075	5,936	5,249	20,562
Interest expense	(917,669)	-	(1,773,999)	-

Total Other Income (Expenses), net	7,212,037	(493,816)	8,989,487	(1,342,740)
Net Income (Loss)	4,019,112	(4,856,395)	(2,895,632)	(15,379,641)

Deemed dividend on Series A, B, C, D and E Preferred Stock	-	(6,649,828)	(28,426,624)	(31,614,346)
Deemed dividend related to Series C Common Warrants	-	-	-	(84,083)
Net income (loss) attributable to common shareholders	$4,019,112	$(11,506,223)	$(31,322,256)	$(47,078,070)

Net Income (Loss) per Common Share:
Basic	$0.06	$(9.10)	$(0.62)	$(72.94)
Diluted	$0.00	$(9.10)	$(0.62)	$(72.94)
Weighted Average Common Shares Outstanding:
Basic	72,844,427	1,264,884	50,118,641	645,452
Diluted	1,090,811,877	1,264,884	50,118,641	645,452

See accompanying notes to the unaudited condensed consolidated financial statements.

CERO THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Unaudited)

	Convertible Preferred Stock										Class A		Additional	Stock		Total
	Series A		Series B		Series C		Series D		Series E		Common Stock		Paid-in	Subscriptions	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance at December 31, 2025	1,429	$1,287,315	-	$-	7	$2,292	5,352	$4,047,699	3,816	$1,926,133	21,102,671	$2,110	$78,126,104	$-	$(90,838,115)	$(5,446,462)
Sale of Common Stock under Keystone ELOC	-	-	-	-	-	-	-	-	-	-	13,707,702	1,371	499,340	(44,545)	-	456,166
Issuance of shares of Common Stock on conversion of Series D Preferred Stock	-	-	-	-	-	-	(60)	(45,366)	-	-	1,200,000	120	45,246	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	1,617,455	-	-	1,617,455
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,885,914)	(5,885,914)
Balance at March 31, 2026	1,429	1,287,315	-	-	7	2,292	5,292	4,002,333	3,816	1,926,133	36,010,373	3,601	80,288,145	(44,545)	(96,724,029)	(9,258,755)
Sale of Common Stock under Keystone ELOC	-	-	-	-	-	-	-	-	-	-	7,266,378	727	208,910	34,688	-	244,325
Issuance of shares of Common Stock on conversion of Series D Preferred Stock	-	-	-	-	-	-	(69)	(52,171)	-	-	6,900,000	690	51,481	-	-	-
Issuance of shares of Common Stock on conversion of Series E Preferred Stock	-	-	-	-	-	-	-	-	(136)	(68,821)	13,634,645	1,363	67,458	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	1,122,085	-	-	1,122,085
Reclassification of fair value of preferred stock to preferred stock liabilities	-	-	-	-	-	-	-	(3,950,162)	-	(1,857,312)	-	-	(15,776,648)	-	-	(21,584,122)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,028,830)	(1,028,830)
Balance at June 30, 2026	1,429	1,287,315	-	-	7	2,292	5,223	-	3,680	-	63,811,396	6,381	65,961,431	(9,857)	(97,752,859)	(30,505,297)
Issuance of shares of Common Stock on conversion of Series D Preferred Stock	-	-	-	-	-	-	(31)	(23,439)	-	-	3,100,000	310	23,129	-	-	-
Issuance of shares of Common Stock on conversion of Series E Preferred Stock	-	-	-	-	-	-	-	-	(128)	-	12,798,346	1,280	(1,280)	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	121,936	-	-	121,936
Reclassification of fair value of preferred stock from preferred stock liabilities - Series D	-	-	-	-	-	-	-	3,950,162	-	-	-	-	3,372,828	-	-	7,322,990
Reclassification of fair value of preferred stock liability to paid-in capital upon conversion	-	-	-	-	-	-	-	-	-	-	-	-	196,406	-	-	196,406
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	4,019,112	4,019,112
Balance at September 30, 2026	1,429	$1,287,315	-	$-	7	$2,292	5,192	$3,926,723	3,552	$-	79,709,742	$7,971	$69,674,450	$(9,857)	$(93,733,747)	$(18,844,853)

	Convertible Preferred Stock										Class A		Additional	Stock		Total
	Series A		Series B		Series C		Series D		Series E		Common Stock		Paid-in	Subscriptions	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance at December 31, 2024	1,894	$1,708,396	273	$218,051	2,853	$1,249,999	-	$-	-	$-	120,795	$12	$67,142,276	$(1,295,444)	$(70,917,853)	$(1,894,563)
Issuance of shares of Series A Preferred Stock upon exercise of Series A Preferred Warrants	625	500,000	-	-	-	-	-	-	-	-	-	-	(500,000)	500,000	-	500,000
Sale of common stock	-	-	-	-	-	-	-	-	-	-	15,000	2	587,998	-	-	588,000
Sale of pre-funded warrants, net of issuance costs of $839,004	-	-	-	-	-	-	-	-	-	-	-	-	3,572,795	-	-	3,572,795
Exercise of pre-funded warrants	-	-	-	-	-	-	-	-	-	-	91,214	9	173	-	-	182
Purchases of shares of Common Stock under Keystone ELOC	-	-	-	-	-	-	-	-	-	-	14,531	1	1,227,240	-	-	1,227,241
Collection of stock subscriptions receivable related to prior Keystone ELOC purchases	-	-	-	-	-	-	-	-	-	-	-	-	-	716,694	-	716,694
Issuance of shares of Common Stock upon conversion of Series A Preferred Stock	(1,090)	(921,081)	-	-	-	-	-	-	-	-	14,447	1	921,080	-	-	-
Issuance of shares of Common Stock upon conversion of Series B Preferred Stock	-	-	(75)	(59,904)	-	-	-	-	-	-	2,500	-	59,904	-	-	-
Redemption of Series C Preferred Stock	-	-	-	-	(316)	(267,856)	-	-	-	-	-	-	(127,144)	-	-	(395,000)
Stock-based inducement expense related to conversion of Series A Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	-	156,250	-	-	156,250
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	304,946	-	-	304,946
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,105,931)	(5,105,931)
Balance at March 31, 2025	1,429	1,287,315	198	158,147	2,537	982,143	-	-	-	-	258,487	25	73,345,518	(78,750)	(76,023,784)	(329,386)
Exercise of pre-funded warrants	-	-	-	-	-	-	-	-	-	-	10,550	1	20	-	-	21
Purchases of shares of Common Stock under Keystone ELOC, net of issuance costs of $124,131	-	-	-	-	-	-	-	-	-	-	75,064	8	481,963	-	-	481,971
Issuance of shares of Common Stock upon conversion of Series B Preferred Stock	-	-	(198)	(158,147)	-	-	-	-	-	-	42,258	4	158,143	-	-	-
Issuance of shares of Common Stock upon conversion of Series C Preferred Stock	-	-	-	-	(2,477)	(935,208)	-	-	-	-	808,444	81	935,127	-	-	-
Issuance of Series D Preferred Stock for cash and equity securities, net of issuance costs of $362,220	-	-	-	-	-	-	9,503	7,240,180	-	-	-	-	(4,500,000)	-	-	2,740,180
Stock-based inducement expense related to conversion of Series C Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	-	707,300	-	-	707,300
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	183,328	-	-	183,328
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,417,315)	(5,417,315)
Balance at June 30, 2025	1,429	1,287,315	-	-	60	46,935	9,503	7,240,180	-	-	1,194,803	119	71,311,399	(78,750)	(81,441,099)	(1,633,901)
Purchases of shares of Common Stock under Keystone ELOC, net of issuance costs of $73,400	-	-	-	-	-	-	-	-	-	-	253,682	25	1,278,192	-	-	1,278,217
Issuance of shares of Common Stock upon conversion of Series C Preferred Stock	-	-	-	-	(53)	(44,643)	-	-	-	-	10,600	2	44,641	-	-	-
Issuance of series D Preferred Stocks for cash, net of issuance costs of $76,799	-	-	-	-	-	-	497	320,801	-	-	-	-	-	-	-	320,801
Issuance of shares of Common Stock upon conversion of Series D Preferred Stock	-	-	-	-	-	-	(200)	(152,115)	-	-	37,314	4	152,111	-	-	-
Write off of subscription receivable	-	-	-	-	-	-	-	-	-	-	-	-	(78,750)	78,750	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	348,116	-	-	348,116
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,856,395)	(4,856,395)
Balance at September 30, 2025	1,429	$1,287,315	-	$-	7	$2,292	9,800	$7,408,866	-	$-	$1,496,399	$150	$73,055,709	$-	$(86,297,494)	$(4,543,162)

See accompanying notes to the unaudited condensed consolidated financial statements.

CERO THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,895,632)	$(15,379,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	174,836	215,069
Stock-based compensation	2,861,476	836,390
Amortization of right-of-use operating lease asset	685,570	594,829
Inducement expense	-	863,550
Write off of deferred offering costs	-	500,000
Amortization of debt discount	1,561,523	-
Foreign currency transaction (loss) gain included in other income (expenses)	1,918	(248)
Loss on initial and revaluation of derivative liabilities	3,395,884	-
Gain on revaluation of preferred stock liabilities	(10,335,126)	-
Gain on debt extinguishment	(3,801,413)	-
Gain on revaluation of earnout liability	(19,500)	-
Change in assets and liabilities:
Prepaid expenses and other current assets	627,578	(257,078)
Accounts payable	523,194	1,426,446
Accrued liabilities	152,343	(428,658)
Insurance payable	(332,260)	-
Operating lease liability	(723,381)	(644,476)
Net cash used in operating activities	(8,122,990)	(12,273,817)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity securities	-	500,000

Net cash provided by investing activities	-	500,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of Series A Preferred warrants	-	500,000
Proceeds from convertible notes payable, net	4,485,200	-
Proceeds from notes payable	1,925,600	-
Proceeds from share purchases under ELOC, net of issuance costs	700,491	3,704,123
Proceeds received from sale of Series D Preferred Stock, net of issuance costs	-	2,560,981
Proceeds received from sale of common stock and warrants	-	588,000
Proceeds received from sale of pre-funded warrants, net of issuance costs	-	3,685,027
Payment of deferred offering costs	-	(174,505)
Proceeds from exercise of pre-funded warrants	-	203
Cash redemption of Series C Preferred Stock	-	(395,000)
Net cash provided by financing activities	7,111,291	10,468,829

Net decrease in cash, restricted cash and cash equivalents	(1,011,699)	(1,304,988)

Cash, restricted cash and cash equivalents at beginning of period	1,662,380	3,327,060

Cash, restricted cash and cash equivalents at end of period	$650,681	$2,022,072

SUPPLEMENTAL CASH FLOW INFORMATION:

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the same such amounts shown in the consolidated statements of cash flows:

Cash and cash equivalents	$455,925	$1,947,316
Restricted cash (short-term)	74,756	74,756
Restricted cash (long-term)	120,000	-
Cash, restricted cash and cash equivalents per consolidated statements of cash flows	$650,681	$2,022,072

Cash paid for:
Interest	$15,272	$-
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:
Conversion of Series A, Series B, Series C, Series D and Series E preferred stock to common stock	$189,797	$2,271,098
Increase in debt discount and derivative liabilities	$4,485,200	$-
Reclassification of convertible notes payable and accrued interest to notes payable	$5,666,109	$-
Reclassification of accounts payable to notes payable	$500,000	$-
Increase in operating lease right-of-use asset and operating lease liability	$687,052	$-
Reclassification of deferred offering costs to additional paid-in capital	$-	$112,232
Reclassification of accrued expenses to accounts payable	$-	$1,143,826
Issuance of Series D Preferred Stock for investment in equity securities	$-	$500,000
Write off of subscription receivable deemed offering costs	$-	$78,750
Reclassification of Series D and Series E preferred stock fair value to preferred stock liabilities	$21,584,122	$-
Reclassification of Series D preferred stock fair value from preferred stock liabilities to equity	$7,322,990	$-
Reclassification of Series E preferred stock fair value from preferred stock liabilities to paid-in capital upon conversion	$196,406	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

CERO THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

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

Stock Purchase Agreement - On October 6, 2026, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with SRX Global Inc., a Delaware corporation formerly known as SRX Health Solutions, Inc. (“SRX” or the “Buyer”). Subject to the terms and conditions of the Purchase Agreement, the Company, subject to various closing conditions, may sell to the Buyer all of the outstanding capital stock of CERo Therapeutics, Inc., its wholly owned operating subsidiary (the “Subsidiary”), which sale is referred to herein as the “Transaction.” Upon completion of the Transaction (the “Closing”), the Company will cease to own the Subsidiary (See Note 15). In connection with signing the Purchase Agreement, the maturity date of the Consolidated Senior Secured Promissory Note entered into on August 27, 2026 (see Note 6) was extended to the date that is five (5) business days following the earlier of the Closing Date or the valid termination of the Purchase Agreement pursuant to its terms.

Nasdaq Delisting - On October 29, 2025, the Company received the determination of the Nasdaq Hearings Panel (the “Panel”) to deny the Company’s request to continue the listing of its shares of common stock on Nasdaq and that the trading in the Company’s securities would be suspended at the open of trading on October 31, 2025. The Company submitted a request for review of the Panel’s decision by the Nasdaq Listing and Hearing Review Council and was denied the listing on Nasdaq. On October 31, 2025, the Company’s shares of common stock commenced trading on the OTC Pink Sheets and are now traded on the OTCQB market.

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

These unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 15, 2026. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or for any future interim period.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, CERo Therapeutics, Inc., which was incorporated under the laws of Delaware on September 23, 2016. All significant intercompany balances and transactions have been eliminated in consolidation.

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

CERO THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

(Unaudited)

Going concern – The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital to fund its research and development (“R&D”) activities and meet its obligations on a timely basis. As of September 30, 2026, the Company reported $650,681 of cash, restricted cash, and cash equivalents, a working capital deficit of approximately $19.3 million, and an accumulated deficit and stockholders’ deficit of approximately $93.7 million and $18.8 million, respectively. Additionally, during the nine months ended September 30, 2026, the Company used approximately $8.1 million of net cash in operating activities, had a net loss of approximately $2.9 million and has no revenues. The Company intends to devote most of the available cash to the clinical development of its product candidates and public company compliance costs.

Based on current business plans, the Company believes that the cash available as of September 30, 2026 will not fund its operations and capital requirements for one year after the date these unaudited condensed consolidated financial statements are issued. During the nine months ended September 30, 2026, we received aggregate net proceeds of $7.1 million, consisting of $700,491 from the sale of common stock in connection with ELOC fundings, $4,485,200 from the issuance of Convertible Notes and $1,925,600 of net advances under the Consolidated Note.

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

On October 6, 2026, the Company entered into a Stock Purchase Agreement providing for the sale of its wholly owned operating subsidiary (see Note 15). If the Transaction is completed, the Company will no longer own the operating business through which it conducts its research and development activities, and its remaining assets would consist principally of the consideration received. The Transaction remains subject to closing conditions and there can be no assurance it will be completed.

Use of estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses incurred during the reporting period. Items subject to such estimates and assumptions include the fair value of derivative liabilities, the fair value of preferred stock liabilities, the fair value of stock-based compensation expense, the present value of right-of-use assets and lease liabilities, the valuation of earnout liability, the value of deemed dividends and inducement expense, and the valuation allowance associated with deferred tax assets. Actual results could differ from those estimates.

Cash, restricted cash, and cash equivalents – The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents. As of September 30, 2026 and December 31, 2025, cash and cash equivalents consist of cash deposited with banks, including a money market sweep account, and restricted cash of $194,756 and $74,756, respectively, held on account by financial institutions as collateral for a demand letter of credit issued as a real estate security deposit. The demand letter of credit for $74,756 secured the Company’s obligations under the operating lease that expired in September 2026. The related collateral remained restricted at September 30, 2026 and is expected to be released upon termination of the letter of credit. The demand letter of credit for $120,000 will expire at the end of the Company’s new operating lease in September 2028 and is included in non-current assets.

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

Concentration of credit risk – Financial instruments that potentially subject the Company to credit risk consist primarily of cash, restricted cash, and cash equivalents. The Company’s cash, restricted cash, and cash equivalents are on deposit with two financial institutions that management believes are of sufficiently high credit quality. Deposits at any of the Company’s financial institutions may, at times, exceed federal insured limits. As of September 30, 2026, deposits in excess of federal insured limits amounted to approximately $196,000.

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

CERO THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

(Unaudited)

Impairment of long-lived assets – The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. Through September 30, 2026, the Company has not experienced any impairment losses on its long-lived assets.

Leases – The Company determines whether an arrangement is or contains a lease at inception. Operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The lease term includes options to extend or terminate the lease only when the Company is reasonably certain to exercise them.

The Company’s leases do not provide an implicit rate. The Company therefore uses its incremental borrowing rate, based on information available at the commencement date, to determine the present value of lease payments. The ROU asset also includes lease payments made at or before commencement and initial direct costs, and is reduced by lease incentives.

Lease cost for operating leases is recognized on a straight-line basis over the lease term. Variable lease payments are expensed as incurred and are not included in the measurement of ROU assets and lease liabilities. Examples include the Company’s share of operating expenses and taxes above base-year amounts, and charges for excess services.

The Company has elected the practical expedient to account for lease and non-lease components together as a single lease component for its real estate leases. It has also elected not to recognize ROU assets and lease liabilities for leases with a term of 12 months or less.

Derivative financial instruments – The Company evaluates financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the issuance date and re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Preferred stock liabilities – The Company accounts for its convertible preferred stock as either equity or as a liability based on an assessment of the instrument’s rights and preferences under ASC 480 and ASC 815.

Under ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, a contract may be classified in equity only if the Company has sufficient authorized and unissued shares of common stock available to settle it. In May 2026, the issuance of additional convertible promissory notes and the reduction of the conversion price of the Company’s outstanding preferred stock from $0.05 to $0.01 per share caused the number of shares of common stock potentially issuable upon conversion or exercise of all outstanding instruments to exceed the Company’s authorized but unissued shares.

When authorized shares are insufficient, the Company applies a sequencing policy based on the latest inception date, under which instruments with the most recent inception dates are reclassified first. The Company’s sequencing policy is applied to its convertible preferred stock and to the embedded conversion features of its convertible notes payable. Share-based payment awards issued under the 2024 Plan and accounted for under ASC 718 are excluded from the sequencing policy.

Applying this policy, the Company determined that its Series E Convertible Preferred Stock no longer qualified for equity classification on May 5, 2026, and that its Series D Convertible Preferred Stock no longer qualified for equity classification on June 30, 2026. On each date the Company reclassified the instrument from stockholders’ equity to preferred stock liabilities at its fair value, resulting in reclassifications of $12,799,260 for the Series E Convertible Preferred Stock and $8,784,862 for the Series D Convertible Preferred Stock, or $21,584,122 in the aggregate.

Preferred stock liabilities are measured at fair value at each reporting date and immediately before reclassification or conversion. Changes in fair value are recognized in the consolidated statements of operations. The Company estimates fair value using an as-if-converted approach. This approach multiplies the number of common shares issuable upon conversion by the quoted closing price of the Company’s common stock on the measurement date. The number of shares issuable is derived from the $1,000 stated value per share and the conversion price in effect on the measurement date. Because these inputs are observable, the measurement is classified as Level 2 in the fair value hierarchy.

On August 27, 2026, the Company completed a secured financing with SRX. As part of the transaction, it issued SRX a non-convertible Consolidated Senior Secured Promissory Note (the “Consolidated Note”) with an aggregate principal amount of $5,666,109 (see Note 6). The Consolidated Note replaced all of the Company’s outstanding unsecured convertible grid promissory notes (the “Previous Notes”), consisting of: (i) Previous Notes held by SRX with an aggregate principal amount of $2,794,000; and (ii) Previous Notes held by Keystone Capital Partners, LLC with an aggregate principal amount of $2,812,500 and accrued and unpaid interest of $59,609, which Keystone sold to SRX.

Following this transaction, the Company has no convertible debt outstanding. The Company reassessed the classification of its preferred stock under its sequencing policy. It determined that sufficient authorized shares are now available to settle the Series D Convertible Preferred Stock, but not the Series E Convertible Preferred Stock. Accordingly, on August 27, 2026, the Company remeasured the Series D Convertible Preferred Stock to its fair value of $7,322,990 and reclassified it from preferred stock liabilities to stockholders’ equity. Gains and losses recognized before the reclassification were not reversed. The Series E Convertible Preferred Stock remains classified as a preferred stock liability as of September 30, 2026. It will continue to be remeasured at fair value until the Company has sufficient authorized shares to settle it, or until it is converted or otherwise settled.

CERO THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

(Unaudited)

During the nine months ended September 30, 2026, preferred stock liabilities activity consisted of the following:

	Series D Preferred Stock	Series E Preferred Stock	Total
Preferred stock liabilities balance on December 31, 2025	$-	$-	$-
Reclassification of fair value of preferred stock from equity to preferred stock liabilities	8,784,862	12,799,260	21,584,122
Gain on changes in fair value recognized in consolidated statement of operations	(1,461,872)	(8,873,254)	(10,335,126)
Reclassification of fair value of preferred stock from preferred stock liabilities to equity	(7,322,990)	-	(7,322,990)
Reclassification of fair value of preferred stock liability to paid-in capital upon conversion	-	(196,406)	(196,406)
Preferred stock liabilities balance on September 30, 2026	$-	$3,729,600	$3,729,600

For the three and nine months ended September 30, 2026, the Company recognized gains on the change in fair value of preferred stock liabilities of $3,724,886 and $10,335,126, respectively. These gains are included in other income (expense) in the consolidated statements of operations.

Earnout liability - As a result of the Merger in February 2024, the Company recognized an initial earnout liability of approximately $4.9 million on the merger date. The earnout liability is measured using unobservable (Level 3) inputs and is included in current liabilities on the accompanying consolidated balance sheet. Historically, the Company estimated the fair value of the earnout liability by applying a Monte-Carlo simulation method using the Company’s projection of future operating results and the estimated probability of achievement of the earnout target metrics. The Monte-Carlo simulation is a generally accepted statistical technique used to generate a defined number of valuation paths in order to develop a reasonable estimate of the fair value of the earnout liability. The liability was remeasured to fair value using the Monte-Carlo simulation method at each reporting period, and the change in fair value is recognized in other income (expense) until the contingency is resolved. Earnout target metrics include (i) the achievement of certain stock price-based earnout targets related to 500 earnout common shares and (ii) upon closing of a definitive agreement with respect to a change of control related to 100 earnout common shares. On February 5, 2024, the Company entered into Amendment No. 1 to the Business Combination Agreement to modify the stock-price based milestones such that (a) the trading price condition for the first level earnout target related to 250 common shares was reset to $25,000 or 125% of the conversion price of the Series A Preferred Stock, which equals $0.0125 as of September 30, 2026 and (b) the trading price condition for the second level earnout target related to 250 common shares was reset to $30,000 or 150% of the conversion price of the Series A Preferred Stock, which equals $0.015 as of September 30, 2026. During the nine months ended September 30, 2025, the Company did not record a gain or loss from the change in fair value of the earnout liability. During the three and nine months ended September 30, 2026, the Company recorded a gain from the change in fair value of the earnout liability of $0 and $19,500, respectively, which is included in other income (expense), net on the accompanying unaudited condensed consolidated statement of operations. As of September 30, 2026 and December 31, 2025, 600 shares of the Company’s common stock are issuable pursuant to the earnout target metrics and the Company estimates that the earnout liability amount is insignificant.

Fair value measurements – Certain of the Company’s liabilities are carried at fair value. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the assumptions that market participants would use in pricing an asset or liability (the inputs) are based on a tiered fair value hierarchy consisting of three levels, as follows:

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

Carrying amounts of certain of the Company’s financial instruments, including cash, restricted cash, and cash equivalents, prepaid expenses and other current assets, notes payable, accounts payable, and accrued liabilities approximate fair value due to their relatively short maturities.

On September 30, 2026 and December 31, 2025, the fair value of the Company’s preferred stock liabilities and earnout liability was classified as follows:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Preferred stock liabilities – Series E Preferred	$-	$3,729,600	$-	$3,729,600
Earnout liability	$-	$-	$500	$500

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Earnout liability	$-	$-	$20,000	$20,000

CERO THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

(Unaudited)

The change in the fair value measurement using significant inputs (Level 3) for the nine months ended September 30, 2026 and 2025 for the Company is presented below:

Level 3
Derivative liabilities:
Balance at December 31, 2025	$-
Initial fair value of conversion features allocated to debt discount	4,485,200
Initial fair value of conversion features allocated to initial derivative expense	3,623,224
Gain on revaluation of derivative liabilities	(227,340)
Derecognized upon extinguishment of debt included in gain on debt extinguishment	(7,881,084)
Balance at September 30, 2026	$-

Earnout liability:
Balance at December 31, 2024	$20,000
Revaluation of earnout liability	-
Balance at September 30, 2025	$20,000

Earnout liability:
Balance at December 31, 2025	$20,000
Revaluation of earnout liability	(19,500)
Balance at September 30, 2026	$500

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

CERO THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

(Unaudited)

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

For the three months ended September 30, 2026, the Company reported net income attributable to common stockholders, and diluted earnings per share was computed by applying the if-converted method to the outstanding convertible preferred stock and the treasury stock method to the outstanding stock options and warrants, with each class tested separately and applied in order of dilutive effect. The outstanding stock options and warrants had exercise prices in excess of the average market price of the common stock and produced no incremental shares. Application of the if-converted method to the outstanding convertible preferred stock requires reversal of the $3,724,886 gain on revaluation of preferred stock liabilities recognized in the period, and was dilutive, with the resulting effect of reducing net income per share by $0.06 per share. Accordingly, diluted earnings per share for the three months ended September 30, 2026 was $0.00.

For the nine months ended September 30, 2026 and for the three and nine months ended September 30, 2025, the Company reported a net loss attributable to common stockholders and all potentially dilutive securities were excluded because their effect would have been anti-dilutive.

CERO THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

(Unaudited)

The following table presents a reconciliation of basic and diluted net income per common share for the three months ended September 30, 2026:

Three Months Ended September 30,
2026
Net income per common share - basic:
Net income attributable to common shareholders	$4,019,112
Weighted average common shares outstanding – basic	72,844,427
Net income per common share – basic	$0.06

Net income per common share - diluted:
Net income attributable to common shareholders – basic	$4,019,112
Less: gain on the revaluation of preferred stock liabilities	(3,724,886)
Numerator for income per common share – diluted	$294,226

Weighted average common shares outstanding – basic	72,844,427
Add: dilutive shares related to:
Convertible preferred stock	1,017,967,450
Weighted average common shares outstanding – diluted	1,090,811,877
Net income per common share – diluted	$0.00

The following table summarizes the number of shares of Common Stock issuable upon conversion or exercise, as applicable, of preferred stock, stock options, and warrants that were not included in the calculation of diluted net income (loss) per share because such shares are anti-dilutive:

	For the three months ended September 30,	For the nine months ended September 30,	For the three and nine months ended September 30,
	2026	2026	2025
Conversion of convertible preferred stock issued and outstanding	-	1,017,967,450	2,644,267
Exercise of warrants for common stock	159,724	159,724	159,724
Exercise of outstanding stock options	45,833,762	45,833,762	74,151
	45,993,486	1,063,960,936	2,878,142

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025
Laboratory equipment	$2,507,839	$2,507,839
Computers	38,323	38,323
Furniture	8,429	8,429
Total cost	2,554,591	2,554,591
Less: accumulated depreciation	(2,483,279)	(2,308,443)
Property and equipment, net	$71,312	$246,148

For the three months ended September 30, 2026 and 2025, depreciation expense was $54,635 and $69,354, respectively, and for the nine months ended September 30, 2026 and 2025, depreciation expense was $174,836 and $215,069, respectively.

CERO THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

(Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Convertible Notes Issued

During the nine months ended September 30, 2026, the Company issued convertible promissory notes (collectively, the “Convertible Notes”) to Keystone Capital Partners, LLC (“Keystone”) and SRX as follows:

Note	Original Holder	Issue Date	Purchase Price	Principal	Maturity
February 2026 Note	Keystone	February 9, 2026	$750,000	$937,500	July 9, 2027
March 2026 Note	Keystone	March 6, 2026	750,000	937,500	August 6, 2027
April 2026 Note	Keystone	April 8, 2026	350,000	437,500	April 8, 2027
Second April Note	Keystone	April 27, 2026	400,000	500,000	April 27, 2027
May 2026 Note	SRX	May 28, 2026	750,000	937,500	May 28, 2027
June 2026 advance	SRX	June 23, 2026	663,600	829,500	May 28, 2027
July 2026 advance	SRX	July 14, 2026	671,600	839,500	May 28, 2027
August 2026 advance	SRX	August 11, 2026	150,000	187,500	May 28, 2027
Total			$4,485,200	$5,606,500

Each Convertible Note was issued at a purchase price equal to 80% of its principal amount, resulting in an aggregate original issue discount of $1,121,300. The notes bear interest at 10% per annum. Each Keystone note permitted borrowings of up to $1,000,000.

On June 23, July 14 and August 11, 2026, the Company and SRX amended and restated the May 2026 Note to increase the maximum loan amount to $1,413,600, $2,085,200 and $2,235,200, respectively, and SRX funded the additional advances shown above. All other terms were unchanged. The Company accounted for each advance as a new borrowing. The Company evaluated each amendment under ASC 470-50, Debt – Modifications and Extinguishments, and concluded that each was a modification, with no gain or loss recognized.

At any time, each holder could convert all or part of its outstanding principal and accrued but unpaid interest into common stock. The conversion price was the lesser of (i) $0.05 per share and (ii) 80% of the average of the five lowest intraday trading prices during the 20 trading days before the conversion request. The conversion price was subject to certain adjustments and to a 4.99% beneficial ownership limitation.

Embedded Conversion Feature Derivative Liabilities

The conversion price of each Convertible Note varied with the market price of the Company’s common stock, so the embedded conversion feature is not indexed to the Company’s own stock under ASC 815-40-15. In addition, from May 2026 the Company had insufficient authorized shares to settle it (see Note 2). The Company concluded that the conversion feature was not clearly and closely related to the debt host, that the Convertible Notes were not measured at fair value through earnings, and that the feature would meet the definition of a derivative on a standalone basis. The Company further concluded that the feature did not qualify for the scope exception in ASC 815-10-15-74(a). The Company therefore bifurcated it and accounted for it as a derivative liability under ASC 815-15, Derivatives and Hedging – Embedded Derivatives.

At issuance, the aggregate fair value of the conversion feature derivatives was $8,108,424. Of this amount, $4,485,200 was recorded as a debt discount, limited to the net proceeds of the notes. The remaining $3,623,224 was charged to operations as initial derivative expense. The debt discount and the original issue discount were amortized to interest expense over the terms of the notes.

The derivative liabilities were remeasured to fair value at each reporting date and on August 27, 2026, with changes recognized in earnings. Fair value was estimated using a binomial valuation model, a Level 3 measurement, with the following assumptions:

Nine months ended September 30, 2026
Expected dividend rate	–
Expected term (years)	0.8 to 1.4
Volatility	271.4% to 293.8%
Risk-free interest rate	3.48% to 4.04%

CERO THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

(Unaudited)

Activity in the derivative liabilities for the nine months ended September 30, 2026 was as follows:

Amount
Balance, December 31, 2025	$–
Initial fair value of conversion features allocated to debt discount	4,485,200
Initial fair value of conversion features allocated to initial derivative expense	3,623,224
Gain on revaluation of derivative liabilities	(227,340)
Derecognized upon extinguishment of debt included in gain on debt extinguishment	(7,881,084)
Balance, September 30, 2026	$–

For the three and nine months ended September 30, 2026, the Company recognized a net gain (loss) on derivative liabilities of $604,371 and $(3,395,884), respectively. The nine-month amount consists of initial derivative expense of $(3,623,224) and a gain on the change in fair value of $227,340. For the three months: initial derivative expense of $(1,062,245) and a gain on change in fair value of $1,666,616.

Extinguishment of Convertible Notes

On August 27, 2026, the Company completed a secured financing with SRX and issued the non-convertible Consolidated Senior Secured Promissory Note (the “Consolidated Note”) described in Note 6. Before the transaction, Keystone sold its Convertible Notes to SRX. Because this was a transfer between creditors, it had no accounting effect for the Company.

The Consolidated Note replaced all outstanding Convertible Notes (the “Previous Notes”). Its principal amount of $5,666,109 consists of (i) $2,794,000 of principal under the Previous Notes originally held by SRX and (ii) $2,812,500 of principal and $59,609 of accrued and unpaid interest under the Previous Notes originally held by Keystone.

The Company first evaluated the exchange under ASC 470-60, Troubled Debt Restructurings by Debtors. It concluded that the exchange was not a troubled debt restructuring because the creditor granted no concession: the Consolidated Note’s principal equals the principal and accrued interest of the Previous Notes, and the effective borrowing rate did not decrease. The Company then evaluated the exchange under ASC 470-50. Because the exchange eliminated a substantive conversion option, the terms of the Consolidated Note are substantially different under ASC 470-50-40-10. The exchange was therefore accounted for as an extinguishment of the Previous Notes.

Immediately before the extinguishment, the Company remeasured the embedded conversion feature derivatives to their fair value of $7,881,084. Because the bifurcated derivatives were extinguished together with the debt host, their fair value was included in the carrying amount of the extinguished debt. The Consolidated Note was recorded at its fair value of $5,666,109. The Company recognized a gain on extinguishment of debt as follows:

Amount
Principal of Previous Notes	$5,606,500
Less: unamortized debt discount	(4,079,671)
Accrued interest	59,609
Fair value of embedded conversion feature derivatives	7,881,084
Net carrying amount of extinguished debt	9,467,522
Less: fair value of Consolidated Note (reacquisition price)	(5,666,109)
Gain on extinguishment of debt	$3,801,413

The gain is included in “Gain on extinguishment of debt” in other income (expense) in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2026. Following the extinguishment, the Company had no convertible debt outstanding. As a result, it reassessed the classification of its convertible preferred stock (see Note 2, “Preferred Stock Liabilities”).

Interest Expense

For the three months ended September 30, 2026 and 2025, amortization of debt discounts related to the Convertible Notes was $780,182 and $0, respectively. For the nine months ended September 30, 2026 and 2025, amortization of debt discounts related to the Convertible Notes was $1,526,829 and $0, respectively. These amounts are included in interest expense on the accompanying condensed consolidated statement of operations. The unamortized debt discount of $4,079,671 at August 27, 2026 was included in the carrying amount of the extinguished debt, was not charged to interest expense and was included in gain on debt extinguishment on the accompanying condensed consolidated statement of operations. The weighted average stated interest rate of the Convertible Notes was 10.0% for the nine months ended September 30, 2026.

As of September 30, 2026 and December 31, 2025, the Company had no convertible notes or related derivative liabilities outstanding.

CERO THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

(Unaudited)

NOTE 6 – NOTES PAYABLE

SRX

On August 27, 2026, the Company completed a secured financing transaction with SRX. In connection with the transaction, the Company issued to SRX the Consolidated Note. Prior to the transaction, SRX was a lender to the Company under certain of the convertible promissory notes described in Note 5. The Consolidated Note consolidates the Previous Notes, including (i) obligations under Previous Notes held by SRX in an aggregate amount of $2,794,000 and (ii) obligations under Previous Notes originally held by Keystone in an aggregate amount of $2,872,109, consisting of $2,812,500 of principal and $59,609 of accrued and unpaid interest. Before the transaction, Keystone sold its Convertible Notes to SRX. Because this was a transfer between creditors, it had no accounting effect for the Company. Accordingly, the principal amount of the Consolidated Note represented by previously outstanding debt was $5,666,109, and such amounts were lent to the Company on an unsecured basis.

The Consolidated Note provides for additional advances by SRX to the Company of up to $6,000,000 in the aggregate, inclusive of the initial advance described below, resulting in a maximum aggregate Consolidated Note amount of $11,666,109. Provided that no Event of Default has occurred and is continuing as determined under the terms of the Consolidated Note, the Consolidated Note provides for additional funding advances to the Company on the first day of each calendar month following the original issue date and before the maturity date in the amounts set forth in the Consolidated Note, reflecting the Company’s budget attached to the Consolidated Note. SRX may, in its sole and absolute discretion, make additional advances reasonably requested by the Company, subject to the $6,000,000 aggregate advance limit.

From August 27, 2026 to September 30, 2026, the Company received advances under the Consolidated Note from SRX in the gross amount of $1,975,600, and received net proceeds of $1,925,600, which is net of $50,000 reimbursement of SRX’s legal expenses, which amount was withheld from the initial advance and treated as a debt discount to be amortized into interest expense over the term. The Company intends to use the proceeds of the advances to pay outstanding trade payables and for working capital purposes of the Company. Interest that is not paid when due may be recorded as an additional advance under the Consolidated Note.

The outstanding principal amount of the Consolidated Note bears interest at 10% per annum, calculated on the basis of a 30-day month and a 360-day year. During the existence of an Event of Default, the outstanding obligations bear interest at the lesser of (i) 24.99% per annum and (ii) the maximum rate permitted by applicable law. If the Event of Default is cured, the interest rate returns to 10% per annum. The unpaid principal amount, accrued and unpaid interest and all other amounts payable under the Consolidated Note were due and payable on October 15, 2026, unless earlier accelerated or otherwise paid in accordance with the Consolidated Note. Provided that no Event of Default has occurred and is continuing, SRX may extend the maturity date for up to four consecutive 30-day periods by providing the Company with at least one business day’s prior written notice. In connection with signing the Stock Purchase Agreement (See Note 15), the maturity date of the Consolidated Note entered into on August 27, 2026 was extended to the date that is five (5) business days following the earlier of the Closing Date or the valid termination of the Stock Purchase Agreement pursuant to its terms (See Note 15).

Except in connection with the consummation of a change of control Transaction, the Company may not prepay any amounts outstanding under the Consolidated Note without SRX’s prior written consent.

As security for the Company’s obligations under the Consolidated Note, the Company entered into a Pledge and Security Agreement with SRX, dated as of August 27, 2026 (the “Pledge Agreement”). Under the Pledge Agreement, the Company pledged and granted SRX a continuing security interest in all of the Company’s right, title and interest in the issued and outstanding capital stock of its subsidiary, CERo Therapeutics, Inc., together with any additional shares or other equity interests in Cero Therapeutics, Inc. subsequently acquired by the Company and all distributions and proceeds relating to those interests. The security interest created by the Pledge Agreement is intended to be a first-priority security interest. Cero Therapeutics, Inc. also entered into an Asset Security Agreement with SRX, dated as of August 27, 2026 (the “Asset Security Agreement”), pursuant to which Cero Therapeutics, Inc., granted SRX a continuing security interest in substantially all of Cero Therapeutics, Inc.’s assets. The collateral includes, among other assets, intellectual property, patents, patent applications, studies, clinical trials, regulatory applications and other assets relating to the Company’s and Cero Therapeutics, Inc.’s CER-T cell therapy business, including CER-1236. In addition, pursuant to a Guaranty of Payment dated as of August 27, 2026 (the “Guaranty”), Cero Therapeutics, Inc. absolutely, unconditionally and irrevocably guaranteed the payment and performance of the Company’s obligations under the Consolidated Note and the other transaction documents, including principal, interest, fees, enforcement costs and other amounts payable thereunder. The Guaranty is a guaranty of payment and performance and not merely a guaranty of collection.

The Consolidated Note contains customary negative covenants that, subject to specified exceptions, restrict the Company and its subsidiaries from, among other things, incurring additional indebtedness or liens, repaying certain other indebtedness, paying cash dividends or distributions on the Company’s equity securities, amending organizational documents in a manner materially adverse to SRX and entering into certain affiliate transactions.

Events of Default under the Consolidated Note include, among other matters, payment defaults; breaches of covenants, representations or warranties; certain cross-defaults under other material agreements; bankruptcy and insolvency events; certain judgments, levies or attachments; the incurrence of unpermitted indebtedness or liens; failure to use proceeds in accordance with the Company’s budget; the occurrence of a Material Adverse Effect; and the invalidity or unenforceability of a transaction document. Following an Event of Default, SRX may declare all outstanding principal and other amounts owing under the Consolidated Note immediately due and payable and may exercise its remedies against the pledged shares and other collateral.

In connection with the issuance of the Consolidated Note, the Previous Notes, including their conversion and other terms, were superseded and replaced in their entirety by the Consolidated Note. The unpaid principal and accrued interest under the Previous Notes were consolidated into the original principal amount of the Consolidated Note rather than repaid at the time of the transaction.

CERO THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

(Unaudited)

Other

On September 30, 2026, in connection with the Settlement Agreement with Goodwin Procter LLP described in Note 14, the Company’s wholly owned subsidiary, CERo Therapeutics, Inc., issued a promissory note to Goodwin in the principal amount of $500,000 (the “Goodwin Note”). The Goodwin Note was issued as partial consideration for the settlement of unpaid legal fees, and the Company received no cash proceeds. The Goodwin Note is payable in five monthly installments of $100,000 on November 30, 2026, December 30, 2026, January 30, 2027, February 28, 2027, and March 30, 2027, and matures on March 31, 2027. The Goodwin Note bears no interest unless an event of default occurs. Following an event of default, the outstanding principal bears interest at 12% per annum. The Company may prepay the Goodwin Note in whole or in part at any time without penalty. The Goodwin Note is unsecured.

Events of default under the Goodwin Note include, among others: failure to pay principal when due; breach of a material covenant not cured within ten days after notice; a material misrepresentation; assignment for the benefit of creditors or appointment of a receiver or trustee; a money judgment exceeding $500,000 that remains unvacated, unbonded or unstayed for 60 days; bankruptcy or insolvency proceedings not dismissed within 60 days; dissolution or liquidation; and cessation of operations. The Goodwin Note provides that disclosure of substantial doubt about the Company’s ability to continue as a going concern is not an admission that the Company is unable to pay its debts as they become due. If an event of default is not cured within ten business days after the holder delivers a default notice, the outstanding principal, accrued interest, and costs of collection, including legal fees, become immediately due and payable. A default under the Goodwin Note also terminates Goodwin’s forbearance under the Settlement Agreement, as described in Note 14.

Because the Goodwin Note was issued in a troubled debt restructuring accounted for under ASC 470-60, the Company did not impute interest on the Goodwin Note. The Goodwin Note is carried at its principal amount of $500,000 and is classified as a current liability as of September 30, 2026.

On September 30, 2026 and December 31, 2025, notes payable, net consisted of the following:

	September 30, 2026	December 31, 2025
Consolidated Note with SRX	$7,641,709	$-
Promissory note with Goodwin	500,000	-
	8,141,709	-
Less: unamortized debt discount	(15,306)	-
Notes payable, net	8,126,403	-
Less: current portion of notes payable	(8,126,403)	-
Notes payable, net – long-term	$-	$-

For the three and nine months ended September 30, 2026, amortization of debt discount related to notes payable amounted to $34,694, which has been included in interest expense on the accompanying unaudited condensed consolidated statements of operations. The weighted average interest rate during the nine months ended September 30, 2026 was approximately 10.0%.

NOTE 7 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025
Employee payroll related liabilities	$142,196	$168,889
Accrued franchise taxes	78,448	78,448
Penalty for late S-1 filing and effectiveness	55,000	55,000
Accrued interest payable	137,595	-
Security deposits payable	25,000	-
Accrued consulting and professional services	18,306	61,474
	$456,545	$363,811

CERO THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

(Unaudited)

NOTE 8 – LEASE

Through September 30, 2026, the Company held a five-year lease for laboratory and office space which expired in September 2026. The lease had escalating contractual rent and variable rent components and the Company elected to separate the contractual and variable elements for valuing the operating lease liability and right-of-use asset. The lease did not have any options for extension or expansion. On December 30, 2025 and effective on January 1, 2026, the Company entered into a license agreement to sublease a portion of its leased space to the sublessee for $25,000 per month on a monthly basis, which terminated in July 2026. In connection with lease agreement, in January 2026, the Company collected a $25,000 security deposit, which is included in accrued liabilities on the accompanying unaudited condensed consolidated balance sheet as of September 30, 2026.

On September 1, 2026, the Company entered into a lease agreement (the “Lease”) with SMBC Baker, LLC for approximately 3,498 rentable square feet of office and laboratory space at 999 Baker Way, San Mateo, California. The Lease commenced on September 1, 2026 and expires on September 30, 2028, a term of 25 months.

Monthly base rent is $30,000 from October 2026 through September 2027, $31,050 from October 2027 through August 2028, and $32,137 for September 2028. Base rent for September 2026 was abated. The abated amount becomes payable if the Lease is terminated because of a Company default. The Company paid base rent for October 2026 upon execution of the Lease.

In addition to base rent, the Company pays its 5.09% pro rata share of the building’s operating expenses and real estate taxes in excess of 2026 base-year amounts. These amounts are accounted for as variable lease payments, which are expensed as incurred. The Lease also provides the Company with use of landlord-owned furniture and equipment in the premises, non-exclusive use of shared laboratory areas and equipment, and ten non-exclusive parking spaces at no charge. The Company accounts for these as part of the single lease component.

The Lease includes an option to extend the term for one additional two-year period, from October 1, 2028 through September 30, 2030, at specified base rents of $33,261 and $34,425 per month. The Company must give notice by April 1, 2028. At commencement, the Company concluded that it was not reasonably certain to exercise the extension option. The option period is therefore excluded from the lease term and from the measurement of the ROU asset and lease liability.

The Lease is classified as an operating lease. At commencement, the Company recognized an operating lease liability of $687,052 and an operating lease ROU asset of $687,052. The lease liability was measured using an incremental borrowing rate of 10.0%, based on the Company’s current borrowing rate.

As required by the Lease, the Company delivered a $120,000 irrevocable standby letter of credit to the landlord. The letter of credit must remain in effect until 90 days after the Lease expires or terminates. The letter of credit is collateralized by a cash deposit of $120,000, which is included in restricted cash, non-current, in the unaudited condensed consolidated balance sheet as of September 30, 2026.

The Company recorded the following lease costs:

	For the three months ended September 30,	For the three months ended September 30,	For the nine months ended September 30,	For the nine months ended September 30,
	2026	2025	2026	2025
Operating leases:
Operating lease cost	$260,586	$226,880	$719,248	$685,542
Variable operating lease cost	210,157	187,730	476,973	600,334
Sublease income received	(25,000)	-	(172,500)	-
Total lease cost	$445,743	$414,610	$1,023,721	$1,285,876

CERO THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

(Unaudited)

The right-of-use asset, net for the operating lease was recorded in the consolidated balance sheets as follows:

	September 30,	December 31,
	2026	2025
Right-of-use asset, net	$662,188	$660,706

The operating lease liability for the operating lease was recorded in the consolidated balance sheets as follows:

	September 30,	December 31,
	2026	2025
Operating lease liability, current	$308,616	$699,107
Operating lease liability, non-current	354,162	-
Total operating lease liability	$662,778	$699,107

Weighted-average remaining lease term of operating leases (in years)	2.0	0.75
Weighted-average discount rate for operating leases	10.0%	9.60%

Maturity of the Company’s lease liability as of September 30, 2026 is as follows:

2026 (remainder of year)	$90,000
2027	364,200
2028	280,537
Total lease payments	734,737
Less: imputed interest	(71,959)
Total lease liability	$662,778

NOTE 9 – STOCKHOLDERS’ DEFICIT

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

Alternate Conversion: Following the occurrence and during the continuance of a Trigger Event (as defined below), each holder may alternatively elect to convert the Series A Preferred Stock at the “Alternate Conversion Price” equal to the lesser of the Conversion Price and the greater of $2,000.00 (the “Series A Conversion Price Floor”) or 80% of the 5-day volume weighted average price of a share of Common Stock. Trigger Events include customary terms related to exchange listing, registration rights, failure to deliver shares on conversion or exercise of derivative instruments, or insolvency. Notwithstanding the Series A Conversion Price Floor, if the Series A Conversion Price Floor is greater than 80% of the 5-day volume weighted average price of a share of Common Stock, then the Conversion Amount (as defined in the Series A Certificate of Designations) is increased by a multiplier resulting in the convertibility of the shares of Series A Preferred Stock into the number of shares of Common Stock that would have been issuable if the Alternate Conversion Price had been equal to such lower volume weighted average price. Such multiplier was in effect from when the registration statement for the resale of shares of Common Stock issuable upon conversion of the Series A Preferred Stock was declared effective on July 5, 2024 because such effectiveness was after the applicable deadline therefore and, as a result of such multiplier, such registration statement registered fewer than the maximum number of shares of Common Stock issuable upon such conversion. Such multiplier ceased to apply on January 6, 2025, the 20th trading day after the effectiveness of the additional registration statement registering the resale of additional shares of Common Stock issuable upon conversion of the Series A Preferred Stock resulting from such shortfall, which additional registration statement was declared effective on December 5, 2024.

CERO THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

(Unaudited)

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

In February 2024, the Company consummated a private placement (the “Series A PIPE Financing”) of 10,089 shares of Series A Preferred Stock, warrants to purchase 306 shares of Common Stock (the “February 2024 PIPE Common Warrants”) and warrants to purchase 2,500 shares of Series A Preferred Stock (the “Preferred Warrants”) (See Note 10 below), pursuant to the Amended and Restated Securities Purchase Agreement, dated February 14, 2024, by and among the Company, PBAX and certain accredited investors for aggregate cash proceeds to the Company of approximately $10.0 million, including cash previously received for convertible bridge note proceeds.

A portion of such Series A Preferred Stock was issued as consideration for the cancellation of outstanding indebtedness, including a promissory note of PBAX amounting to $1,555,000 and the Predecessor’s convertible bridge notes amounting to $627,154.

The Company accounts for preferred stock as either equity or debt-like securities based on an assessment of the Preferred Stock rights and preferences and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging. Prior to May 5, 2026, the Company concluded that Series A, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock, which have no cash redemption features outside of the Company’s control, are treated as equity. The Company has also concluded that the Series A Common Warrants and Series C Common Warrants do not possess redemption features outside of the Company’s control and are treated as equity. In May 2026, as a result of the issuance of additional convertible promissory notes and the reduction of preferred stock conversion prices from $0.05 to $0.01, the Company no longer had sufficient authorized shares in the event that all potentially dilutive instruments were exercised. Accordingly, beginning in May 2026 (Series E) and June 2026 (Series D), certain of the Company’s embedded conversion features on Series D Preferred Stock and Series E Preferred Stock have been treated as preferred stock liabilities for accounting purposes under ASC 815 due to insufficient authorized shares to fully settle conversion features of the preferred stock instruments, if exercised (see Series D Preferred Stock and Series E Preferred Stock below).

During the three months ended March 31, 2025, the 625 remaining Series A Preferred Warrants were exercised into 625 shares of Series A Preferred Stock for gross proceeds of $500,000.

During the nine months ended September 30, 2025, 1,090 shares of Series A Preferred Stock were converted into 14,447 shares of Common Stock. The conversion ratio was based on the Series A Certificate of Designations and reflected the application of the Alternate Conversion Price described above, applicable as of each date of conversion plus a 25% premium for penalties due. As a result of the 25% premium, during the nine months ended September 30, 2025, the Company recorded the following: 1) for 473 shares of Series A Preferred Stock converted during the continuance of a Trigger Event as described above, the Company recorded a deemed dividend of $118,250, which represents the fair value of excess common shares convertible and issuable to the preferred shareholders upon occurrence of the trigger event based on an average per share common share price of $95.00, the effect of which was an increase in the net loss attributable to common shareholders in the accompanying consolidated statement of operations for the nine months ended September 30, 2025, and 2) for 625 shares of Series A Preferred Stock converted after the expiration of a Trigger Event as described above, the Company recorded a stock-based inducement expense of $156,250, which represents the fair value of excess common shares transferred to the preferred shareholders based on an average per share common share price of $95.00 and is reflected as part of other income (expense), net, on the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2025. Additionally, during the three and nine months ended September 30, 2025, Series C Preferred Stock was converted by investors at a conversion price lower than the conversion price of the Series A Preferred Stock then in effect. The lower conversion price lowered the Series A Preferred Stock conversion price from $39.20 per share to $1.76 per share. In connection with this down round triggering event, during the three and nine months ended September 30, 2025, the Company recorded a deemed dividend of $0 and $14,871,551, respectively, which represents the fair value of excess common shares convertible and issuable to the preferred shareholders upon occurrence of the trigger event based on an average per share common share price of $19.18, the effect of which was an increase in the net loss attributable to common shareholders in the accompanying consolidated statement of operations for the nine months ended September 30, 2025.

Additionally, certain investors are owed an aggregate of 692 shares of Common Stock of the Company due to shortfall in number of shares issued upon conversion, which represents the 25% premium not received during the year ended December 31, 2024. Accordingly, during the year ended December 31, 2024, the Company reduced additional paid-in capital by $85,500 and recorded a liability of $85,500, which is reflected on the accompanying unaudited condensed consolidated balance sheets as deemed dividend - common stock liability as of September 30, 2026 and December 31, 2025.

During the three and nine months ended September 30, 2026, Series D Preferred Stock and Series E Preferred Stock were converted by investors at a conversion price lower than the conversion price of the Series A Preferred Stock then in effect. The lower conversion price lowered the Series A Preferred Stock conversion price from $0.05 per share to $0.01 per share. In connection with this down round triggering event, during the three and nine months ended September 30, 2026, the Company recorded a deemed dividend of $0 and $3,852,584, respectively, which represents the fair value of excess common shares convertible and issuable to the preferred shareholders upon occurrence of the trigger event based on an average per share common share price of $0.0337, the effect of which was an increase in the net loss attributable to common shareholders in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2026.

As of September 30, 2026, there were 1,429 remaining shares of Series A Preferred Stock, which were convertible into approximately 142,900,000 shares of Common Stock based on a conversion price of $0.01 per share.

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

CERO THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

(Unaudited)

The holders of the Series B Preferred Stock have no voting rights.

The Series B Preferred Stock ranks pari passu with the Series A Preferred Stock.

Due to delayed filing and declaration of effectiveness relative to the deadlines defined in the Registration Rights Agreement, through December 31, 2024, the Company accrued a registration rights penalty amounting to $55,000, which is payable in cash to the holders of Series B Preferred Stock and included in accrued liabilities on the accompanying unaudited condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.

During the three months ended March 31, 2025, 75 shares of Series B Preferred Stock were converted into 2,500 shares of Common Stock. The conversion ratio was based on the Series B Certificate of Designations and included the 25% premium to the greater of the conversion amount or the number of shares multiplied by the highest closing price within the preceding 20 days. During the three months ended June 30, 2025, 198 shares of Series B Preferred Stock were converted into 42,258 shares of Common Stock. The conversion ratio of 23 Series B Preferred Stock was based on the Series B Certificate of Designations and included the 25% premium to the greater of the conversion amount or the number of shares multiplied by the highest closing price within the preceding 20 days. As a result of the 25% premium, the Company recorded a deemed dividend of $0 and $18,750, which represents the fair value of excess common shares transferred to the preferred shareholders based on an average per share common share price of $37.50, the effect of which was an increase in the net loss attributable to common shareholders in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2025, respectively. Additionally, during the three and nine months ended September 30, 2025, the Company converted 175 shares of Series B Preferred stock at a conversion price lower than the contractual conversion price of the Series B Preferred Stock. These shares were converted after the expiration of a prior Trigger Event. The lower conversion price lowered the Series B Preferred Stock conversion price from the contractual conversion price to $1.76 per share. In connection with this down round triggering event, during the three and nine months ended September 30, 2025, the Company recorded a deemed dividend of $0 and $488,703, respectively, which represents the fair value of excess common shares convertible and issuable to the preferred shareholders upon occurrence of the trigger event based on a per share common share price of $6.87, the effect of which was an increase in the net loss attributable to common shareholders in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2025. As of the date of this triggering event and September 30, 2025, 60,338 common shares remain issuable to the then holder of Series B Preferred.

As of September 30, 2026 and December 31, 2025, there were no remaining shares of Series B Preferred Stock.

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

Redemptions: Upon bankruptcy or liquidation, Series C Preferred Stock will be redeemed at a 25% premium to the conversion amount multiplied by the highest Alternate Conversion Price within the preceding 20 days multiplied by 125% of the greatest closing sale price of the Common Stock on any day immediately following public announcement of insolvency and the date the entire redemption payment has been made. Additionally, the Company may voluntarily redeem the Series C Preferred Stock at a 25% premium to the greater of the Conversion Amount or the number of shares multiplied by the highest closing price within the preceding 20 days.

CERO THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

(Unaudited)

The holders of the Series C Preferred Stock have no voting rights.

In September 2024, the Company consummated a private placement (the “Series C PIPE Financing”) of 2,853 shares of Series C Preferred Stock and warrants to purchase 4,088 shares of Common Stock (See Note 10 below), pursuant to the Securities Purchase Agreement, dated September 25, 2024, by and among the Company and certain accredited investors for aggregate gross cash proceeds to the Company of approximately $1.25 million. The Company received net proceeds of $803,561, which is net of offering costs of $446,438.

The Company accounts for preferred stock as either equity or debt-like securities based on an assessment of the Preferred Stock rights and preferences and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging. The Company has concluded that the Series C Preferred Stock, which has no cash redemption features outside of the Company’s control, is treated as equity. The Company has also concluded that the Series C Common Warrants do not possess redemption features outside of the Company’s control and are treated as equity.

On March 10, 2025, the Company paid certain investors $395,000 for the redemption of 316 shares of the Series C Preferred Stock, which included $267,856 of the initial purchase price and a cash redemption premium of $127,144. During the three and nine months ended September 30, 2025, the $0 and $127,144 of excess paid over the initial purchase price was included in deemed dividend on the accompanying unaudited condensed consolidated statement of operations, respectively.

During the three months ended June 30, 2025, 2,477 shares of Series C Preferred Stock were converted into 808,444 shares of Common Stock. The conversion ratios were agreed upon by the Company and investors and ranged from $1.76 to $5.00 per share, which was lower than the conversion price based on the Series C Certificate of Designations Alternate Conversion price. As a result, pursuant to ASC 470-20, upon initial down round triggering events, the Company recorded a stock-based inducement expense of $707,300, which represents the fair value of excess common shares transferred to the preferred shareholders based on an average per share common share price of $7.50 and is reflected as part of other income (expense), net, on the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2025. Additionally, subsequent to the initial triggering events, during the three and nine months ended September 30, 2025, Series C Preferred Stock was converted by investors at a conversion price lower than the contractual conversion price of the Series C Preferred Stock then in effect. The initial triggering events lowered the Series C Preferred Stock conversion price from $39.20 per share to $5.00 and from $5.00 per share to $1.76 per share. In connection with these down round triggering events, during the three and nine months ended September 30, 2025, the Company recorded a deemed dividend of $0 and $9,340,120, respectively, which represents the fair value of excess common shares convertible and issuable to the preferred shareholders upon the occurrence of the initial trigger event based on an average per share common share price of $10.37, the effect of which was an increase in the net loss attributable to common shareholders in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2025.

On July 18, 2025, 53 shares of Series C Preferred Stock were converted into 10,600 shares of Common Stock. The conversion ratio was agreed upon by the Company and investor at a conversion price of $5.00 per share.

During the three and nine months ended September 30, 2026, Series D Preferred Stock and Series E Preferred Stock were converted by investors at a conversion price lower than the contractual conversion price of the Series C Preferred Stock then in effect. The triggering event lowered the Series C Preferred Stock conversion price from $0.05 per share to $0.01 per share. In connection with this down round triggering event, during the three and nine months ended September 30, 2026, the Company recorded a deemed dividend of $0 and $18,872, respectively, which represents the fair value of excess common shares convertible and issuable to the preferred shareholders upon the occurrence of the trigger event based on an average per share common share price of $0.0337, the effect of which was an increase in the net loss attributable to common shareholders in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2026.

As of September 30, 2026 and December 31, 2025, there were 7 remaining shares of Series C Preferred Stock, which were convertible into approximately 700,000 shares of Common Stock at a conversion price of $0.01 per share.

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

CERO THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

(Unaudited)

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

The Series D Certificate of Designations contains standard and customary triggering events (each, a “Series D Triggering Event”), including but not limited to: (i) the suspension from trading or the failure to list the Common Stock within certain time periods; (ii) failure to declare or pay any dividend when due; (iii) the failure to timely file or make effective a registration statement on Form S-1 or Form S-3 pursuant to the Registration Rights Agreement (as defined below), (iv) the Company’s failure to cure a conversion failure or notice of the Company’s intention not to comply with a request for conversion of any Series D Preferred Stock, and (v) bankruptcy or insolvency of the Company.

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

If 30 days or 60 days following the occurrence of the later of (x) the Series D Stockholder Approval Date and (y) the earlier of (a) the effective date of the registration statement to be filed pursuant to the Registration Rights Agreement and (b) the date that the Series D Preferred Stock is eligible to be resold without restriction under Rule 144 of the Securities Act, the Series D Conversion Price then in effect is greater than the greater of $3.12 and the Market Price (as defined in the Series D Certificate of Designations) then in effect (the “Series D Adjustment Price”), the Conversion Price shall automatically lower to the Series D Adjustment Price (See below).

On August 13, 2025, the Company and the Investors of Series D Preferred Stock entered into an Amendment and Limited Waiver Agreement (the “Waiver Agreement”), whereby the Investors (i) amended the Registration Rights Agreement to extend certain deadlines therein and (ii) waived certain provisions of the Series D COD. Pursuant to the Waiver Agreement, the Company and the Series D Preferred Holders acknowledged that it was inefficient and impracticable to file the Registration Statement prior to the consummation of additional closings. Accordingly, the filing deadline with respect to the initial Registration Statement was extended to August 15, 2025; The Registration Statement on Form S-3 was filed on August 11, 2025. Additionally, the “Effectiveness Deadline” with respect to the initial Registration Statement required to be filed, shall be the earlier of the (A) October 15, 2025 (or, if such Registration Statement is subject to a full review by the SEC, November 30, 2025 and (B) fifth Business Day after the date the Company is notified (orally or in writing, whichever is earlier) by the SEC that such Registration Statement will not be reviewed or will not be subject to further review and (ii) with respect to any additional Registration Statements that may be required to be filed by the Company pursuant to this Waiver Agreement, the earlier of the (A) ninetieth (90th) calendar day following the date on which the Company was required to file such additional Registration Statement and (B) fifth (5th) Business Day after the date the Company is notified (orally or in writing, whichever is earlier) by the SEC that such Registration Statement will not be reviewed or will not be subject to further review. The Registration Statement on Form S-3 was declared effective on August 15, 2025. Furthermore, during the second quarter of 2025, the Company issued shares of Common Stock (the “Existing Series C Conversion Shares”) upon conversion of shares of Series C Preferred Stock at conversion prices below the Conversion Price of the Series D Preferred Stock (the “Existing Series C Conversions”), which each of the Company and Holder acknowledges was mutually beneficial. Pursuant to the Waiver Agreement, the Series D Preferred Holders waived Section 8(a) of the Series D COD, in part, solely with respect to the Existing Series C Conversions, such that the Prior Series C Conversion Shares were deemed “Excluded Securities” under Section 8(a) (the “Antidilution Waiver”).

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

CERO THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

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

Fundamental Transactions. The Series D Certificate of Designations prohibits the Company from entering specified fundamental transactions (including, without limitation, mergers, business combinations and similar transactions) unless the Company (or the Company’s successor) assumes in writing all of the Company’s obligations under the Certificate of Designations and the other Transaction Documents (as defined in the Series D Certificate of Designations).

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

CERO THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

(Unaudited)

During the three months ended September 30, 2025, 200 shares of Series D Preferred Stock were converted into 37,314 shares of Common Stock. The conversion ratios were at the Series D Adjustment Price.

During the three and nine months ended September 30, 2026, Series D Preferred Stock and Series E Preferred Stock were converted by investors at a conversion price lower than the contractual conversion price of the Series D Preferred Stock then in effect. The triggering event lowered the Series D Preferred Stock conversion price from $0.05 per share to $0.01 per share. In connection with this down round triggering event, during the three and nine months ended September 30, 2026, the Company recorded a deemed dividend of $0 and $14,267,232, respectively, which represents the fair value of excess common shares convertible and issuable to the preferred shareholders upon the occurrence of the trigger event based on an average per share common share price of $0.0337, the effect of which was an increase in the net loss attributable to common shareholders in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2026.

During the three months ended March 31, 2026, 60 shares of Series D Preferred Stock were converted into 1,200,000 shares of Common Stock. The conversion ratios were at the Series D New Issuance Price of $0.05 per share. During the three months ended June 30, 2026, 69 shares of Series D Preferred Stock were converted into 6,900,000 shares of Common Stock. The conversion ratios were at the Series D New Issuance Price of $0.01 per share. During the three months ended September 30, 2026, 31 shares of Series D Preferred Stock were converted into 3,100,000 shares of Common Stock. The conversion ratios were at the Series D New Issuance Price of $0.01 per share.

As of September 30, 2026, there were 5,192 remaining shares of Series D Preferred Stock, which were convertible into approximately 519,200,000 shares of Common Stock at the $0.01 conversion price based on stated value of $1,000 per share of Series D Preferred Stock. As of December 31, 2025, there were 5,352 remaining shares of Series D Preferred Stock, which were convertible into approximately 107,040,000 shares of Common Stock.

As a result of the issuance of additional convertible promissory notes and the reduction of preferred stock conversion prices from $0.05 to $0.01, the Company no longer had sufficient authorized shares in the event that all potentially dilutive instruments were exercised. Accordingly, beginning in June 2026, certain of the Company’s embedded conversion features on preferred stock have been treated as preferred stock liabilities for accounting purposes under ASC 815 due to insufficient authorized shares to fully settle conversion features of the preferred stock instruments, if exercised. As a result, the Company evaluated certain preferred stock instruments issued and determined that shares of Series D preferred stock no longer qualified as equity instruments and qualify for derivative liability treatment. The Company utilized the latest inception date sequencing method to reclassify the outstanding Series D Preferred Stock instruments from equity to preferred stock liabilities. On June 30, 2026, the fair value of the Series D Preferred Stock was measured using the as if converted method, which included contractual terms such as the number of shares of preferred stock issued and outstanding, the $1,000 issued stated value, and the current conversion price. The as if converted method also utilizes observable inputs, such as the underlying common stock price on the measurement date. On the measurement date, the fair value of the Series D Preferred Stock was reclassified out of equity and recorded as preferred stock liabilities. On June 30, 2026, the Company reclassified $8,784,862 out of equity and recorded preferred stock liabilities - Series D convertible preferred stock of $8,784,862. On August 27, 2026, the Company completed a secured financing with SRX. As part of the transaction, it issued SRX the Consolidated Note (see Note 6). The Consolidated Note replaced all of the Company’s Previous Notes. Following this transaction, the Company has no convertible debt outstanding. The Company reassessed the classification of its preferred stock under its sequencing policy. It determined that sufficient authorized shares are now available to settle the Series D Convertible Preferred Stock, but not the Series E Convertible Preferred Stock. Accordingly, on August 27, 2026, the Company remeasured the Series D Convertible Preferred Stock to its fair value of $7,322,990 and reclassified it from preferred stock liabilities to stockholders’ equity. For the three and nine months ended September 30, 2026, the Company recognized gains on the change in fair value of Series D preferred stock liabilities of $1,461,872. This gain is included in other income (expense) in the consolidated statements of operations.

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

CERO THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

(Unaudited)

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

The Series E Certificate of Designations contains standard and customary triggering events (each, a “Series E Triggering Event”), including but not limited to: (i) the suspension from trading or the failure to list the Common Stock within certain time periods; (ii) failure to declare or pay any dividend when due; (iii) the failure to timely file or make effective a registration statement on Form S-1 or Form S-3 pursuant to the Registration Rights Agreement (as defined below), (iv) the Company’s failure to cure a conversion failure or notice of the Company’s intention not to comply with a request for conversion of any Series E Preferred Stock, and (v) bankruptcy or insolvency of the Company.

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

CERO THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

(Unaudited)

Fundamental Transactions. The Series E Certificate of Designations prohibits the Company from entering specified fundamental transactions (including, without limitation, mergers, business combinations and similar transactions) unless the Company (or the Company’s successor) assumes in writing all of the Company’s obligations under the Series E Certificate of Designations and the other Transaction Documents (as defined in the Series E Certificate of Designations).

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

On December 19, 2025, the date of the Special Meeting of the Company, the stockholders of the Company approved, subject to certain conditions, the issuance of shares of Common Stock in accordance with Nasdaq Listing Rule 5635, upon the conversion of the Company’s Series E Preferred Stock. Pursuant to the Series E Certificate of Designations, the Series E Conversion Price shall automatically adjust to such New Issuance Price on the Series E Stockholder Approval Date. Since October 14, 2025, the Company converted Series C Preferred Stock at a lower price than the Series E conversion price then in effect of $4.1625. Accordingly, the conversion price of the 3,816 Series E Preferred Stock adjusted from a conversion price of $4.1625 to $0.05 per share. In connection with these down round triggering events, during the fourth quarter of 2025, the Company recorded a deemed dividend of $7,163,308, which represents the fair value of excess common stock convertible and issuable to the Series E Preferred shareholders upon occurrence of the trigger event based on an average per share common share price of $0.095, the effect of which was an increase in the net loss attributable to common shareholders in the consolidated statement of operations for the year ended December 31, 2025.

During the three and nine months ended September 30, 2026, Series D Preferred Stock and Series E Preferred Stock were converted by investors at a conversion price lower than the contractual conversion price of the Series E Preferred Stock then in effect. The triggering event lowered the Series E Preferred Stock conversion price from $0.05 per share to $0.01 per share. In connection with this down round triggering event, during the three and nine months ended September 30, 2026, the Company recorded a deemed dividend of $0 and $10,287,936, respectively, which represents the fair value of excess common shares convertible and issuable to the preferred shareholders upon the occurrence of the trigger event based on an average per share common share price of $0.0337, the effect of which was an increase in the net loss attributable to common shareholders in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2026.

Registration Rights Agreement

On October 14, 2025, the Company entered into the Fifth Registration Rights Agreement, pursuant to which the Company filed a registration statement with the SEC, to register for resale the Common Stock issuable upon the conversion of the Series E Preferred Stock.

During the three months ended June 30, 2026, approximately 136 shares of Series E Preferred Stock were converted into 13,634,645 shares of Common Stock at a conversion price of $0.01 per share. During the three months ended September 30, 2026, approximately 128 shares of Series E Preferred Stock were converted into 12,798,346 shares of Common Stock at a conversion price of $0.01 per share. Pursuant to Series E Certificate of Designations, the conversion price of the remaining Series E Preferred Stock was reduced to $0.01 per share.

CERO THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

(Unaudited)

As of September 30, 2026, there were 3,552 shares of Series E Preferred Stock issued and outstanding, and as of December 31, 2025 there were 3,816 shares issued and outstanding, which were convertible at September 30, 2026 into approximately 355,167,450 shares of Common Stock at a conversion price of $0.01 per share.

On May 5, 2026, as a result of the issuance of convertible promissory notes and the reduction of preferred stock conversion prices from $0.05 to $0.01, the Company no longer had sufficient authorized shares in the event that all potentially dilutive instruments were exercised. Accordingly, beginning in May 2026, certain of the Company’s embedded conversion features on preferred stock have been treated as preferred stock liabilities for accounting purposes under ASC 815 due to insufficient authorized shares to fully settle conversion features of the preferred stock instruments, if exercised. As a result, the Company evaluated certain preferred stock instruments issued and determined that shares of Series E preferred stock no longer qualified as equity instruments and qualify for derivative liability treatment. In this case, the Company utilized the latest inception date sequencing method to reclassify the outstanding Series E Preferred Stock instruments from equity to preferred stock liabilities. The fair value of the Series E Preferred Stock is measured using the as if converted method, which included contractual terms such as the number of shares of preferred stock issued and outstanding, the $1,000 issued stated value, and the current conversion price. The as if converted method also utilizes observable inputs, such as the underlying common stock price on the measurement date and the period end remeasurement date. On May 5, 2026, the measurement date, the fair value of the Series E Preferred Stock of $12,799,260 was reclassified out of equity and recorded as preferred stock liabilities – Series E convertible preferred stock. On August 27, 2026, the Company completed a secured financing with SRX. As part of the transaction, it issued SRX the Consolidated Note (see Note 6). The Consolidated Note replaced all of the Company’s Previous Notes. Following this transaction, the Company has no convertible debt outstanding. The Company reassessed the classification of its preferred stock under its sequencing policy. It determined that sufficient authorized shares were not available to settle the Series E Convertible Preferred Stock. The preferred stock liabilities are recognized at fair value with changes in fair value recognized as an increase or decrease in loss until such time as the conditions giving rise to such preferred stock liability classifications are settled. During the three and nine months ended September 30, 2026, the Company recorded a gain on reevaluation of Series E preferred stock liability of $2,263,014 and $8,873,254, respectively. As of September 30, 2026, the Series E Convertible Preferred Stock remains classified as a preferred stock liability amounting to $3,729,600.

Purchase of Common Stock by Keystone Capital Partners under the Equity Line of Credit (“ELOC”)

On February 14, 2024, in conjunction with, and as a condition to the closing of the Series A PIPE Financing, the Company entered into a common stock purchase agreement with Keystone Capital Partners, LLC (“Keystone”), pursuant to which we may sell and issue, and Keystone is obligated to purchase, up to 12,500 shares subject to the Company obtaining all necessary stockholder approvals to issue the shares to Keystone. The price of the shares purchased by Keystone under the ELOC is 90% of various volume-weighted average price (“VWAP”) and closing price-based formula, and requires a waiver, should the selling price be below $2,000.00 per share. On November 8, 2024, the Company consummated a purchase agreement with Keystone (the “November 2024 Keystone Purchase Agreement”) pursuant to which we may sell and issue, and Keystone is obligated to purchase, up to $20.6 million of shares of Common Stock, constituting the remaining unsold balance under the original Keystone Purchase Agreement, subject to certain market conditions. The price of the shares purchased by Keystone under the ELOC is 90% of various volume-weighted average price (“VWAP”) and closing price-based formula, and requires a waiver, should the selling price be below $20.00 per share. On July 11, 2025, the Company entered into an agreement to issue and sell 12,500,000 shares of Common Stock under the New Keystone Purchase Agreement. As the New Keystone Purchase Agreement constitutes a continuation of the equity line program commenced under the February 2024 Purchase Agreement, the Commitment Shares issued to the Investor pursuant to the February 2024 Purchase Agreement shall satisfy in full the Company’s obligation to deliver any additional shares of Common Stock to the Investor as consideration for entering into the New Keystone Purchase Agreement. On November 26, 2025, the Company entered into an agreement and may issue and sell up to 729,596,950 shares of Common Stock under the November 2025 Keystone Purchase Agreement, at the Company’s sole discretion. As the November 2025 Keystone Purchase Agreement constitutes a continuation of the equity line program commenced under the February 2024 Purchase Agreement, the Commitment Shares issued to the Investor pursuant to the February 2024 Purchase Agreement shall satisfy in full the Company’s obligation to deliver any additional shares of Common Stock to the Investor as consideration for entering into the November 2025 Keystone Purchase Agreement.

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

During the three months ended June 30, 2026, the Company sold 7,266,378 shares of common stock of the Company for net proceeds of $244,325 and a subscription receivable of $9,857 as of September 30, 2026 under the November 2025 Keystone Purchase Agreement.

Sale of Pre-funded Warrants and Common Stock

On February 5, 2025, the Company announced the pricing of a reasonable best efforts public offering (the “Offering”), with participation from a member of the Company’s board of directors and a single institutional investor, for the purchase and sale of (i) 127,551 shares of Common Stock or common stock equivalents in lieu thereof (the Company sold 15,000 shares of its common stock and 112,551 pre-funded warrants); and (ii) common warrants to purchase up to 127,551 shares of common stock (the “Warrants”), at a combined public offering price of $39.20 per share and Warrant. In connection with the Offering, on February 5, 2025, the Company entered into a securities purchase agreement (the “SPA”) with the investors. The SPA contains customary representations, warranties and agreements of the Company and each investor and customary indemnification rights and obligations of the parties. In connection with this offering, the Company received net proceeds of approximately $4.2 million, which is net of offering costs and fees of $839,004. During the three months ended March 31, 2025, 15,000 shares of common stock were purchased upon the closing of the Offering for proceeds of $588,000 and 91,214 shares were issued in connection with the exercise of pre-funded warrants for proceeds of $182, totaling 106,214 shares of its common stock issued of the aggregate amount of 127,551 Common Stock shares sold. As of September 30, 2026 and December 31, 2025, 10,787 pre-funded warrants remain exercisable.

CERO THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

(Unaudited)

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

NOTE 10 – WARRANTS

A summary of outstanding warrants as of September 30, 2026 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Public and Private Placement Warrants	4,596	$23,000.00	2.38
February 2024 Series A Common Warrants	306	2,780.00	0.87
September 2024 Series C Common Warrants	4,088	0.80	1.46
December 2024 Common Warrants	4,203	112.20	1.73
January 2025 Common Warrants	8,193	116.40	1.77
February 2025 Pre-funded Warrants	10,787	0.002	No expiration date
February 2025 Common Warrants	127,551	39.20	3.36
Outstanding as of September 30, 2026	159,724	$707.39	3.14

On September 30, 2026, the intrinsic value of the warrants amounted to $92.

NOTE 11 – STOCK-BASED COMPENSATION

On March 25, 2024, stockholders approved the 2024 Employee Stock Purchase Plan (the “2024 ESPP”), with initial reserves of 255 shares of common stock. The 2024 ESPP became effective on February 14, 2024. The 2024 ESPP also has an evergreen provision. On January 1, 2025, the reserve increased by 510 shares. On January 1, 2026, the reserve increased by 510 shares. No awards have been granted under the 2024 ESPP as of September 30, 2026.

On March 25, 2024, stockholders approved the 2024 Equity Incentive Plan (the “2024 Plan”), with initial reserves of 2,586 shares of common stock. The 2024 Plan became effective on February 14, 2024. At a special meeting of stockholders on April 30, 2024, the stockholders approved an increase in the number of shares available for issuance under the 2024 Plan and the number of shares that may be issued pursuant to incentive stock options, by an additional 1,000 shares each. At a special meeting of stockholders on November 11, 2024, the stockholders approved an increase in the number of shares available for issuance under the 2024 Plan and the number of shares that may be issued pursuant to incentive stock options, by an additional 10,423 shares each. The 2024 Plan has an evergreen provision that allows for an annual increase in the number of shares available for issuance under the 2024 Plan to be added on the first day of January, starting with January 1, 2025, in an amount equal to the lesser of (i) 5% of the fully diluted shares of our Common Stock on the immediately preceding December 31 or (ii) such number of shares as determined by our board in each case subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. On January 1, 2025, the number of shares reserved under the 2024 Plan was increased by 5% of the fully diluted shares of our common stock on the immediately preceding December 31, or 9,485 shares. On May 29, 2025, at the Company’s annual meeting, the stockholders approved an amendment to the 2024 Plan to increase the number of shares issuable thereunder by an additional 100,000 shares of Common Stock. On December 19, 2025, at the Company’s 2025 Special Meeting, the stockholders approved an amendment to the 2024 Plan to increase the number of shares issuable thereunder by an additional 32,000,000 shares of Common Stock. On January 1, 2026, in connection with the 2024 Plan’s evergreen provision that allows for an annual increase in the number of shares available for issuance under the 2024 Plan to be added on the first day of January in an amount equal to the lesser of (i) 5% of the fully diluted shares of our Common Stock on the immediately preceding December 31 or (ii) such number of shares as determined by our board in each case subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization, the number of shares reserved under the 2024 Plan was increased by 5% of the fully diluted shares of our common stock on the immediately preceding December 31, or 12,386,327 shares. As of September 30, 2026, the aggregate number of shares reserved under the 2024 Plan was 44,509,821 shares.

CERO THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

(Unaudited)

On January 7, 2026, the Company’s Board of Directors granted an aggregate of 43,936,333 stock options under the 2024 Plan, to executive officers, board members, employees, and consultants, exercisable at $0.055 per share with a ten-year term and vest and are exercisable over a requisite service period, which is usually the vesting period, or as certain performance-based vesting terms are met. These options were valued at $2,416,498 on the grant date using a Black Scholes option pricing model using the assumptions summarized below. The Company calculated the fair value of the unvested stock options, in the amount of $2,416,498, which is being amortized over the vesting period or as certain performance-based vesting terms have been met.

On March 4, 2026, the Company’s Board of Directors granted an aggregate of 1,823,278 stock options which were issued partially under the 2024 Plan, to a new board member, exercisable at $0.055 per share with a ten-year term and vest and are exercisable over a requisite service period, which is usually the vesting period, or as certain performance-based vesting terms are met. These options were valued at $69,102 on the grant date using a Black Scholes option pricing model using the assumptions summarized below. The Company calculated the fair value of the unvested stock options, in the amount of $69,102, which is being amortized over the vesting period or as certain performance-based vesting terms have been met.

The Company’s stock option activity for the nine months ended September 30, 2026 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Outstanding	Exercise	Contractual
	Stock	Price Per	Life
	Options	Share	(in Years)
Balance, December 31, 2025	74,151	$22.67	9.32
Options granted	45,759,611	0.055	-
Balance, September 30, 2026	45,833,762	$0.092	9.28
Options exercisable as of September 30, 2026	45,818,478	$0.087	9.28

The Company estimated the fair value of the stock options during the nine months ended September 30, 2026 and 2025 using Black-Scholes with the following assumptions.

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2026	2025
Risk-free interest rate	3.54 to 3.70%	3.98% to 4.01%
Expected life (in years)	5.0 to 6.0	5.0
Expected dividend yield	-%	-%
Expected volatility	289.71 to 299.44%	104.54 to 121.09%

For the three months ended September 30, 2026, the Company recorded stock-based compensation expense of $121,936, of which $57,479 was related to research and development and $64,457 was related to general and administrative. For the nine months ended September 30, 2026, the Company recorded stock-based compensation expense of $2,861,476, of which $841,822 was related to research and development and $2,019,654 was related to general and administrative.

For the three months ended September 30, 2025, the Company recorded stock-based compensation expense of $348,116, of which $82,225 was related to research and development and $265,891 was related to general and administrative. For the nine months ended September 30, 2025, the Company recorded stock-based compensation expense of $836,390, of which $209,348 was related to research and development and $627,042 was related to general and administrative.

As of September 30, 2026, the Company had approximately $395,217 of unamortized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 0.73 years. The weighted average grant date calculated fair value per share of the Company’s options granted during the nine months ended September 30, 2026 was $0.054. As of September 30, 2026, the intrinsic value of outstanding stock options was $0.00. As of September 30, 2026, the number of stock options outstanding of 45,833,762 exceeded the number of shares reserved under the 2024 Plan by approximately 1,323,941 options.

NOTE 12 – 401(K) RETIREMENT SAVINGS PLAN

The Company sponsors a 401(k) defined contribution plan covering eligible employees who elect to participate. The Company is allowed to make discretionary profit sharing and 401(k) matching contributions as defined in the plan and as approved by the Board of Directors. The Company’s accrued contributions for the nine months ended September 30, 2026 were $34,650. The Company did not make any contributions to the 401(k) during the nine months ended September 30, 2025.

CERO THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

(Unaudited)

NOTE 13 – RELATED-PARTY TRANSACTIONS

On February 5, 2025, the Company announced the pricing of a reasonable best efforts public offering (the “Offering”), with participation from a member of the Company’s board of directors and a single institutional investor, for the purchase and sale of (i) 15,000 shares of common stock, (ii) 112,551 February 2025 Pre-funded Warrants; and (iii) common warrants to purchase up to 127,551 shares of common stock (the “February 2025 Common Warrants”), at a combined public offering price of $39.20 per share and Warrant (See Note 9).

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

During the three months ended September 30, 2026 and 2025, the Company incurred consulting fees of $55,000 and $55,000 to members of the Company’s board of directors, respectively. During the nine months ended September 30, 2026 and 2025, the Company incurred consulting fees of $165,000 and $190,000 to members of the Company’s board of directors, respectively.

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

Settlement Agreement with Former Legal Counsel

On September 30, 2026 (the “Effective Date”), the Company and its wholly owned subsidiary, CERo Therapeutics, Inc. (the “Operating Subsidiary”), entered into a Settlement and Release Agreement (the “Settlement Agreement”) with Goodwin Procter LLP (“Goodwin”), the Company’s former legal counsel, to resolve unpaid fees for legal services totaling approximately $3,650,000 (the “Outstanding Debt”), which were included in accounts payable in the condensed consolidated balance sheets.

Under the Settlement Agreement, the Company agreed to deliver the following consideration in full satisfaction of the Outstanding Debt: (i) a cash payment of $300,000, which the Company paid on September 30, 2026; (ii) a non-interest-bearing promissory note issued by the Operating Subsidiary in the principal amount of $500,000 (See Note 6); and (iii) following the closing of a contemplated strategic transaction involving the sale of all or substantially all of the equity interests of the Operating Subsidiary (the “Transaction”), an equity interest in a special purpose vehicle to be formed in connection with the Transaction, equal to 1% of a 20% management equity pool to be established within that vehicle (the “Equity Grant”). If the Transaction does not close, or the special purpose vehicle is not formed, on or before December 31, 2027, the obligation to issue the Equity Grant will be extinguished.

Goodwin agreed to forbear from collection actions on the Outstanding Debt while the Company complies with the Settlement Agreement, until the earlier of March 31, 2027 or the commencement of a liquidation, wind-up, or dissolution of the Operating Subsidiary or the special purpose vehicle. Goodwin’s release of the Company from claims relating to the Outstanding Debt becomes effective only upon receipt of the cash payment, issuance and repayment in full of the Note by March 31, 2027, and completion of the Equity Grant. If the Company fails to perform, the forbearance terminates and Goodwin may pursue all available remedies, including collection of the Outstanding Debt.

As of September 30, 2026, the remaining liability of $3,350,000 is included on the accompanying unaudited condensed consolidated balance sheet in accounts payable ($2,850,000) and notes payable ($500,000). The Company may recognize a gain on the restructuring, measured as the excess of the carrying amount of the liability over the consideration paid (including the fair value of the Equity Grant, if issued), when the release conditions are satisfied. The Settlement Agreement also includes a release by the Company and the Operating Subsidiary of claims against Goodwin, mutual non-disparagement and confidentiality provisions, and the Company’s acknowledgment of Goodwin’s withdrawal as counsel effective September 22, 2026.

CERO THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

(Unaudited)

The Company has not recognized a liability for the Equity Grant. The special purpose vehicle has not been formed and the Transaction has not closed, and accordingly the fair value of the Equity Grant was not reasonably estimable at September 30, 2026. The Company will measure and recognize the Equity Grant, and reassess the restructuring, in the period in which the Transaction closes and the vehicle is formed to date.

See Note 8 for leases.

NOTE 15 – SUBSEQUENT EVENTS

Stock Purchase Agreement

On October 6, 2026, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with SRX. Subject to the terms and conditions of the Purchase Agreement, the Company will sell to the Buyer all of the outstanding capital stock of CERo Therapeutics, Inc., its wholly owned operating subsidiary (the “Subsidiary”), which sale is referred to herein as the “Transaction.” Upon completion of the Transaction (the “Closing”), the Company will cease to own the Subsidiary. In connection with signing the Stock Purchase Agreement, the maturity date of the Consolidated Note entered into on August 27, 2026 was extended to the date that is five (5) business days following the earlier of the Closing Date or the valid termination of the Stock Purchase Agreement pursuant to its terms.

At Closing, the Company will receive (i) shares of SRX common stock determined by dividing $1,000,000.00 by the lower of (a) closing price of SRX common stock on the NYSE American on the trading day immediately preceding the date of the Purchase Agreement, and (b) the 20-day volume-weighted average price (VWAP) of SRX common stock on the NYSE American ending on such date, subject to adjustment for specified changes in SRX’s capital structure; (ii) forgiveness, cancellation and discharge of all obligations under the Consolidated Note (in the original principal amount of up to $11,666,109) and related loan documents, plus accrued and unpaid interest, fees and expenses; and (iii) the Buyer’s assumption of the liabilities specified in the Purchase Agreement and related assumption agreement in the amount of approximately $1.5 million, with Buyer agreeing to defend, indemnify, and hold harmless the Company and its past, present, and future officers and directors from and against any and all claims, liabilities, and expenses arising out of or resulting from the assumed liabilities. The debt discharge will be accompanied by termination of the related Pledge Agreement, Asset Security Agreement, the Company’s Guaranty, and releases of liens securing the obligations represented by the Consolidated Note on the Subsidiary’s stock and assets.

The Purchase Agreement provides a 30-day go-shop period beginning on the signing date and ending thirty (30) days from the signing date (the “Go-Shop Period”). During this period, the Company and its representatives may actively solicit, initiate, facilitate, and encourage alternative acquisition proposals and provide nonpublic information under acceptable confidentiality agreements. The Company has retained Joseph Gunnar & Co., LLC to conduct the go-shop process. The Company must notify SRX within 24 hours after receipt of an acquisition proposal during the Go-Shop Period, identify the bidder and summarize the material terms, and keep SRX reasonably informed of material developments.

If the Company receives a Superior Proposal before the Go-Shop Period expires, the Purchase Agreement provides up to 45 additional days after the go-shop end date to negotiate that proposal and execute a definitive agreement. A “Superior Proposal” must, among other requirements, be a bona fide written proposal that the Company’s board determines in good faith, after consultation with its financial advisor and outside counsel, is more favorable to the Company than the Transaction, taking into account any revisions proposed by SRX. The proposal must not be subject to third-party financing and must require consummation no later than March 15, 2027. A qualifying alternative acquisition proposal must also contemplate full repayment of Company obligations under the Consolidated Note and related security documents, release of the related liens and payment of the applicable termination fee to SRX.

After the Go-Shop Period, the Purchase Agreement restricts further solicitation, information sharing, and negotiations, subject to negotiation of any Superior Proposal received during the Go-Shop Period, provisions and a fiduciary exception for qualifying unsolicited written proposals. Before terminating the Purchase Agreement to enter into an agreement for a Superior Proposal, the Company must comply with the applicable procedures, including at least three business days’ prior written notice to SRX and, if requested, good-faith negotiations regarding revisions offered by SRX. A material amendment to the competing proposal requires a new two-business-day notice period. The Company’s board must determine that the competing proposal remains superior after considering SRX’s proposed revisions, and the Company must pay the applicable termination fee in connection with termination.

The go-shop process expired with no Superior Proposals.

The Stock Purchase Agreement was entered into on October 6, 2026, after the balance sheet date. The Go-Shop Period provided for in the Purchase Agreement expired on November 5, 2026. No acquisition proposals were received during the Go-Shop Period or through the date of this filing. The Company evaluated the criteria in ASC 360-10-45-9 and concluded that the Subsidiary did not meet all the criteria to be classified as held for sale as of September 30, 2026. Accordingly, the assets and liabilities of the Subsidiary have not been reclassified in the accompanying unaudited condensed consolidated balance sheet. If the Transaction is completed, the Company expects the Subsidiary to be presented as a discontinued operation in accordance with ASC 205-20 in the period in which the held-for-sale criteria are met.

The Purchase Agreement may be terminated in specified circumstances, including by mutual agreement, upon a final legal prohibition, for specified uncured breaches, or if Closing has not occurred by the applicable outside date. The Company may also terminate to enter into an agreement for a Superior Proposal in compliance with the go-shop procedures, and the Buyer may terminate for a breach of the go-shop provisions or an adverse change in the Company’s board recommendation.

The Company is required to pay a $750,000 termination fee in the circumstances specified in the Purchase Agreement, including if the Purchase Agreement is terminated in connection with the Company’s acceptance of a Superior Proposal or by the Buyer following certain breaches of the go-shop provisions or an adverse recommendation change. The fee may also become payable following certain terminations relating to the outside date or a breach by the Company if a qualifying acquisition proposal was outstanding and the Company enters into an agreement for, or completes, an alternative acquisition within 12 months following termination. SRX may also be required to pay to the Company $750,000 if the Purchase Agreement is terminated in specified circumstances involving SRX’s failure to fund or deliver the required consideration after the conditions to the Buyer’s obligations to consummate the Transaction have been satisfied, subject to the applicable termination and cure provisions of the Purchase Agreement.

CERO THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026

(Unaudited)

The Purchase Agreement also provides for reimbursement of up to $100,000 of the Buyer’s reasonable, documented transaction expenses following certain Company-breach terminations, with amounts paid credited against a subsequently payable Company termination fee. Subject to the Purchase Agreement, the Company may elect specific performance instead of the reverse termination fee, and fraud and willful-breach remedies are preserved.

The Closing of the Transaction is conditioned upon SRX’s acquisition of the shares of the Company’s Series C, Series D and Series E preferred stock.

The Closing of the Transaction is also conditioned upon the holders of the Company’s Series A preferred stock holding the requisite percentage or amount of such preferred stock providing the applicable waivers or consents and/or converting their Series A preferred stock into the Company’s common stock, in each case as specified in the transaction documents.

In evaluating arrangements to satisfy the Series A preferred stock closing condition, discussions have occurred regarding potential minority equity participation in a post-closing acquisition entity; any such arrangements, if finalized, remain subject to definitive documentation, mutual agreement with the applicable preferred holders, and review by the Special Committee.

Completion remains subject to the satisfaction or permitted waiver of the applicable closing conditions, including specified consents, the accuracy of representations and warranties, material compliance with covenants, the absence of specified material adverse effects, the preferred stock arrangements described above, and delivery of the required transaction documents. The Company’s conditions include SRX’s funding of the required advances and delivery of the registration rights agreement providing for registration of the resale of the SRX shares issued to the Company or their subsequent distribution to the Company’s stockholders, and requiring SRX to use commercially reasonable efforts to obtain and maintain the effectiveness of the applicable registration statements, subject to the terms of that agreement. The Buyer’s obligations are not subject to a financing condition.

The Purchase Agreement contemplates Closing on the first business day following the end of the Go-Shop Period on which the closing conditions are satisfied or waived, unless the parties agree otherwise in writing, subject to the applicable Superior Proposal provisions.

The Company’s board, acting on the unanimous recommendation of a special committee of independent and disinterested directors, approved the Purchase Agreement and the Transaction. The Purchase Agreement contemplates the sale of pledged collateral under Section 272 of the Delaware General Corporation Law (“DGCL”). Pursuant to Section 272 of the DGCL, the Company’s board determined that the Shares constitute collateral pledged to SRX pursuant to the Pledge Agreement, that the sale represents an alternative sale of pledged collateral in lieu of foreclosure resulting in the elimination and reduction of the secured debt, and that the fair market value of the Shares does not exceed the total amount of secured liabilities and obligations being eliminated, discharged, or assumed by Buyer. Accordingly, no vote or consent of the holders of the Company’s common stock is required under Delaware law to authorize or consummate the Transaction, subject to the satisfaction of the preferred stock closing conditions described above.

The Purchase Agreement contains representations, warranties and covenants, including restrictions on the Subsidiary’s conduct before Closing. It contemplates employment agreements with certain key employees, 180-day lock-up agreements for specified recipients of consideration shares, and registration rights relating to the SRX shares. Pursuant to the Purchase Agreement, the Company may obtain, at its cost and expense, a prepaid “tail” directors’ and officers’ liability insurance policy covering current and former directors and officers of the Company and the Subsidiary, funded in part from funds previously set aside by the Company for such purpose. In addition, Buyer has unconditionally guaranteed all indemnification, advancement, and exculpation obligations of the Subsidiary, and effective upon the Closing, Buyer, on behalf of itself, its affiliates, and the acquired Subsidiary, has agreed to deliver a comprehensive mutual release extinguishing all pre-closing claims and liabilities against the Company and its current and former officers, directors, employees, and advisors, with such individuals designated as express third-party beneficiaries entitled to enforce such protections directly.

Advances on the Consolidated Note

During the period from October 1, 2026 to November 13, 2026, the Company received advances under the Consolidated Note from SRX in the gross amount of $1,424,673 and received net proceeds of $1,424,673.

Conversion of Series D Preferred Shares

During the period from October 1, 2026 to November 13, 2026, 36 shares of Series D Preferred Stock were converted into 3,600,000 shares of Common Stock at a conversion price of $0.01 per share.

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

Going concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital to fund its research and development (“R&D”) activities and meet its obligations on a timely basis. As of September 30, 2026, the Company reported $650,681 of cash, restricted cash, and cash equivalents, a working capital deficit of approximately $19.3 million, and an accumulated deficit and stockholders’ deficit of approximately $93.7 million and $18.8 million, respectively. Additionally, during the nine months ended September 30, 2026, the Company used approximately $8.1 million of net cash in operating activities, had a net loss of approximately $2.9 million and has no revenues. During the nine months ended September 30, 2026, we received aggregate net proceeds of $7.1 million, consisting of $700,491 from the sale of common stock in connection with ELOC fundings, $4,485,200 from the issuance of Convertible Notes and $1,925,600 of net advances under the Consolidated Note. Additional funds are necessary to maintain current operations and to continue R&D activities. However, there can be no assurance that sufficient funding will be available to allow the Company to successfully continue its R&D activities and planned regulatory filings with the FDA. If the Company is unable to obtain the necessary funds, significant reductions in spending and the delay or cancellation of planned activities may be necessary. These actions would have a material adverse effect on the Company’s business, results of operations, and prospects. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these unaudited condensed consolidated financial statements are issued. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

During the nine months ended September 30, 2026, we received net proceeds of $700,491 from the sale of our common stock from ELOC fundings. Furthermore, during the nine months ended September 30, 2026, we issued and sold convertible notes having an aggregate principal face value of $5,606,500, and the Company received net proceeds of $4,485,200, and we received advances pursuant to Consolidated Note in the amount of $1,925,600.

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

On October 6, 2026, the Company entered into a Stock Purchase Agreement providing for the sale of its wholly owned operating subsidiary (see Note 15). If the Transaction is completed, the Company will no longer own the operating business through which it conducts its research and development activities, and its remaining assets would consist principally of the consideration received. The Transaction remains subject to closing conditions and there can be no assurance it will be completed.

Recent Developments

Consolidated Note Payable

On August 27, 2026, we completed a secured financing transaction with SRX. In connection with the transaction, we issued to SRX the Consolidated Note. Prior to the transaction, SRX was a lender to the Company under certain of the convertible promissory notes described in Note 5. The Consolidated Note consolidates the Previous Notes, including (i) obligations under Previous Notes held by SRX in an aggregate amount of $2,794,000 and (ii) obligations under Previous Notes originally held by Keystone in an aggregate amount of $2,872,109, consisting of $2,812,500 of principal and $59,609 of accrued and unpaid interest. Before the transaction, Keystone sold its Convertible Notes to SRX. Because this was a transfer between creditors, it had no accounting effect for the Company. Accordingly, the principal amount of the Consolidated Note represented by previously outstanding debt was $5,666,109, and such amounts were lent to the Company on an unsecured basis.

The Consolidated Note provides for additional advances by SRX to the Company of up to $6,000,000 in the aggregate, inclusive of the initial advance described below, resulting in a maximum aggregate Consolidated Note amount of $11,666,109. Provided that no Event of Default has occurred and is continuing as determined under the terms of the Consolidated Note, the Consolidated Note provides for additional funding advances to the Company on the first day of each calendar month following the original issue date and before the maturity date in the amounts set forth in the Consolidated Note, reflecting Company’s budget attached to the Consolidated Note. SRX may, in its sole and absolute discretion, make additional advances reasonably requested by the Company, subject to the $6,000,000 aggregate advance limit.

From August 27, 2026 to September 30, 2026, the Company received advances under the Consolidated Note from SRX in the gross amount of $1,975,600, and received net proceeds of $1,925,600, which is net of $50,000 reimbursement of SRX’s legal expenses, which amount was withheld from the initial advance and treated as a debt discount to be amortized into interest expense over the term. During the period from October 1, 2026 to November 13, 2026, the Company received advances under the Consolidated Note from SRX in the gross amount of $1,424,673 and received net proceeds of $1,424,673. The Company intends to use the proceeds of the advances to pay outstanding trade payables and for working capital purposes of the Company. Interest that is not paid when due may be recorded as an additional advance under the Note.

The outstanding principal amount of the Note bears interest at 10% per annum, calculated on the basis of a 30-day month and a 360-day year. During the existence of an Event of Default, the outstanding obligations bear interest at the lesser of (i) 24.99% per annum and (ii) the maximum rate permitted by applicable law. If the Event of Default is cured, the interest rate returns to 10% per annum. The unpaid principal amount, accrued and unpaid interest and all other amounts payable under the Consolidated Note were due and payable on October 15, 2026, unless earlier accelerated or otherwise paid in accordance with the Note. Provided that no Event of Default has occurred and is continuing, SRX may extend the maturity date for up to four consecutive 30-day periods by providing the Company with at least one business day’s prior written notice. In connection with signing the Stock Purchase Agreement, the maturity date of the Consolidated Note entered into on August 27, 2026 was extended to the date that is five (5) business days following the earlier of the Closing Date or the valid termination

Stock Purchase Agreement

On October 6, 2026, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with SRX Global Inc., a Delaware corporation formerly known as SRX Health Solutions, Inc. (“SRX” or the “Buyer”). Subject to the terms and conditions of the Purchase Agreement, we will sell to the Buyer all of the outstanding capital stock of CERo Therapeutics, Inc., our wholly owned operating subsidiary (the “Subsidiary”), which sale is referred to herein as the “Transaction.” Upon completion of the Transaction (the “Closing”), we will cease to own the Subsidiary (See Note 15). In connection with signing the Purchase Agreement, the maturity date of the Consolidated Senior Secured Promissory Note entered into on August 27, 2026 (see Note 6) was extended to the date that is five (5) business days following the earlier of the Closing Date or the valid termination of the Purchase Agreement pursuant to its terms.

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

Results of Operations for the Three Months ended September 30, 2026 and 2025

Results of operations for the three months ended September 30, 2026 and 2025 are summarized as follows:

	For the Three Months Ended September 30,			Percentage
	2026	2025	Change	Change
Operating expenses:
Research and development	$1,973,857	$2,386,244	$(412,387)	17.3%
General and administrative	1,219,068	1,976,335	(757,267)	38.3%
Total operating expenses	3,192,925	4,362,579	(1,169,654)	26.8%
Loss from operations	(3,192,925)	(4,362,579)	1,169,654	26.8%

Other income (expenses):
Loss on foreign currency	(2,039)	248	(2,287)	922.2%
Gain (loss) on initial and revaluation of derivative liabilities	604,371	-	604,371	-
Gain on reevaluation of preferred stock liabilities	3,724,886	-	3,724,886	-
Gain on debt extinguishment	3,801,413		3,801,413	-
Write off of deferred offering costs	-	(500,000)	500,000	100.0%
Interest income	1,075	5,936	(4,861)	81.9%
Interest expense	(917,669)	-	(917,669)	-
Total other income (expenses), net	7,212,037	(493,816)	7,705,853	1,560.5%
Net income (loss)	4,019,112	(4,856,395)	8,875,507	182.8%
Deemed dividend on Series A, B, C, D and E Preferred Stock	-	(6,649,828)	6,649,828	100.0%
Net income (loss) attributable to common stockholders	$4,019,112	$(11,506,223)	$15,525,335	134.9%

Research and Development Expenses

Research and development expenses were $1,974,000 for the three months ended September 30, 2026, compared to $2,386,000 for the three months ended September 30, 2025, reflecting a decrease of $412,000. The decrease was related to decreased R&D activity in the 2026 period as compared to the 2025 period. During the 2025 period, the Company prepared and filed the IND for CER-1236, prepared for the clinical trials initiation, and began the clinical trial. The decrease in research and development expenses primarily reflected (i) a decrease in clinical expenses of $92,000, (ii) a decrease in scientific consulting expenses of $241,000, and (iii) a decrease in drug manufacturing costs of $171,000, offset by an increase in other costs of $92,000.

The Company anticipates that its R&D expenses may increase in the future if the Company increases headcount, compensation expense, and contracted services for preclinical and clinical development of its product candidates, as well as for manufacturing of clinical product to be used in clinical development.

General and Administrative Expenses

General and administrative expenses were $1,219,000 for the three months ended September 30, 2026, compared to $1,976,000 for the three months ended September 30, 2025, reflecting a decrease of $757,000. The decrease in the three months ended September 30, 2026 over the three months ended September 30, 2025 was partially due to a decrease in stock-based stock options expense of approximately $201,000, a decrease in other compensation and benefits of $42,000 and a decrease in professional fees of $344,000 and a decrease in other general and administrative expenses of approximately $170,000.

Other Income (Expenses), Net

Other income (expenses), net was $7,212,000 for the three months ended September 30, 2026, compared to other expenses, net of $(494,000) for the three months ended September 30, 2025, reflecting a positive change of $7,706,000. The positive change during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily due to the recording of a gain on reevaluation of preferred stock liabilities of $3,725,000, the absence of the $500,000 write off of deferred offering costs recorded in the 2025 period, the recording of a gain on initial and revaluation of derivative liabilities of $604,000, and the recording of a gain on debt extinguishment of $3,801,000, offset by the recording of interest expense of $918,000 related to the issuance of convertible notes and notes payable during the 2026 period, a decrease in interest income of $5,000, and an increase in loss on foreign currency of $2,000.

Net loss and net loss attributable to common stockholders

For the three months ended September 30, 2026 and 2025, net income (loss) amounted to $4,019,000 and $(4,856,000), respectively, a positive change of $8,875,000, or 182.8%. During the three months ended September 30, 2026 and 2025, in connection with our Series A, Series B, Series C, Series D and Series E preferred stock conversions, we recorded deemed dividends of $0 and $6,650,000, respectively. Accordingly, for the three months ended September 30, 2026 and 2025, net income (loss) attributable to common stockholders amounted to $4,019,000, or $0.06 per common share and $11,506,000, or $9.10 per common share, respectively.

Results of Operations for the Nine Months ended September 30, 2026 and 2025

Results of operations for the nine months ended September 30, 2026 and 2025 are summarized as follows:

	For the nine months Ended September 30,			Percentage
	2026	2025	Change	Change
Operating expenses:
Research and development	$6,048,214	$8,048,034	$(1,999,820)	24.8%
General and administrative	5,836,905	5,988,867	(151,962)	2.5%
Total operating expenses	11,885,119	14,036,901	(2,151,782)	15.3%
Loss from operations	(11,885,119)	(14,036,901)	2,151,782	15.3%

Other income (expenses):
Gain on foreign currency	(1,918)	248	(2,166)	873.4%
Gain (loss) on initial and revaluation of derivative liabilities	(3,395,884)	-	(3,395,884)	-
Gain on reevaluation of preferred stock liabilities	10,335,126	-	10,335,126	-
Gain on debt extinguishment	3,801,413	-	3,801,413	-
Change in fair value of earnout liabilities	19,500	-	19,500	-
Share-based inducement expenses	-	(863,550)	863,550	100.0%
Write off of deferred offering costs	-	(500,000)	(500,000)	100.0%
Interest income	5,249	20,562	(15,313)	74.5%
Interest expense	(1,773,999)	-	(1,773,999)	-
Total other income (expenses), net	8,989,487	(1,342,740)	10,332,227	769.5%
Net loss	(2,895,632)	(15,379,641)	12,484,009	81.2%
Deemed dividend on Series A, B, C, D and E Preferred Stock	(28,426,624)	(31,614,346)	3,187,722	10.0%
Deemed dividend related to Series C Common Warrants	-	(84,083)	84,083	100.0%
Net loss attributable to common stockholders	$(31,322,256)	$(47,078,070)	$15,755,814	33.5%

Research and Development Expenses

Research and development expenses were $6,048,000 for the nine months ended September 30, 2026, compared to $8,048,000 for the nine months ended September 30, 2025, reflecting a decrease of $2,000,000. The decrease was related to decreased R&D activity in the 2026 period as compared to the 2025 period. During the 2025 period, the Company prepared and filed the IND for CER-1236, prepared for the clinical trials initiation, and began the clinical trial. The decrease in research and development expenses reflected (i) a decrease in clinical expenses of $1,531,000, (ii) a decrease in scientific consulting expenses of $710,000, (iii) a decrease in lab and other expenses of $151,000, (iv) a decrease in other expenses of $169,000, and (v) a decrease in drug manufacturing costs of $71,000. These decreases were offset by and stock-based stock option expense of approximately $632,000.

The Company anticipates that its R&D expenses may increase in the future as the Company increases headcount, compensation expense, and contracted services for preclinical and clinical development of its product candidates, as well as for manufacturing of clinical product to be used in clinical development.

General and Administrative Expenses

General and administrative expenses were $5,837,000 for the nine months ended September 30, 2026, compared to $5,989,000 for the nine months ended September 30, 2025, reflecting a decrease of $152,000. The decrease in the nine months ended September 30, 2026 over the nine months ended September 30, 2025 was partially due to a decrease in professional fees of $996,000, a decrease in proxy and transfer agent fees of $634,000, and a decrease in other general and administrative expenses of approximately $74,000, offset by an increase in stock-based stock options expense of approximately $1,393,000 and an increase in insurance expense of $159,000.

Other Income (Expenses), Net

Other income (expenses), net was $8,989,000 for the nine months ended September 30, 2026, compared to other expenses, net of $(1,343,000) for the nine months ended September 30, 2025, a positive change of $10,332,000. The positive change during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily due to the recording of a gain on reevaluation of preferred stock liabilities of $10,335,000, a gain on debt extinguishment of $3,801,000, a reduction in stock-based inducement expense of $864,000, and a decrease in the write off of deferred offering costs of $500,000, offset by the recording of a loss on initial and revaluation of derivative liabilities of $3,396,000, and the recording of interest expense of $1,774,000 related to the issuance of convertible notes and notes payable during the 2026 period.

Net loss and net loss attributable to common stockholders

For the nine months ended September 30, 2026 and 2025, net loss amounted to $2,896,000 and $15,380,000, respectively, a decrease of $12,484,000, or 81.2%. During the nine months ended September 30, 2026 and 2025, in connection with our Series A, Series B, Series C, Series D and Series E preferred stock conversions, and the redemption of Series C Preferred Stock, we recorded deemed dividends of $28,427,000 and $31,614,000, respectively, and in connection with the adjustment in the exercise price of Series C Common Warrants, we recorded deemed dividends of $0 and $84,000, respectively. Accordingly, for the nine months ended September 30, 2026 and 2025, net loss attributable to common stockholders amounted to $31,322,000, or $0.62 per common share and $47,078,000, or $72.94 per common share, respectively.

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

The Company, therefore, anticipates that substantial additional funding will be needed in connection with its continuing operations. As of September 30, 2026, the Company reported $650,681 of cash, restricted cash, and cash equivalents, a working capital deficit of approximately $19.3 million, and an accumulated deficit and stockholders’ deficit of approximately $93.7 million and $18.8 million, respectively. Additionally, during the nine months ended September 30, 2026, the Company used approximately $8.1 million of net cash in operating activities, had a net loss of approximately $2.9 million and has no revenues. During the nine months ended September 30, 2026, we received aggregate net proceeds of $7.1 million from the sale of common stock in connection with ELOC fundings and debt financings. The Company intends to devote most of the available cash to the clinical development of its product candidates and public company compliance costs.

Based on current business plans, the Company believes that the cash available as of September 30, 2026 will not fund its operations and capital requirements for one year after the date these unaudited condensed consolidated financial statements are issued. During the nine months ended September 30, 2026, we received net proceeds of $700,491 from ELOC fundings. Furthermore, during the nine months ended September 30, 2026, we issued and sold Convertible Notes for an aggregate principal amount of $5,606,500 and we received net proceeds of $4,485,200.

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

Cash Flows

	For the Nine Months Ended September 30,
	2026	2025	Change
Net cash used in operating activities	$(8,122,990)	$(12,273,817)	$4,150,827
Net cash provided by investing activities	-	500,000	(500,000)
Net cash provided by financing activities	7,111,291	10,468,829	(3,357,538)
Net decrease in cash, restricted cash, and cash equivalents	$(1,011,699)	$(1,304,988)	$293,289

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2026 primarily reflected a net loss of $2,896,000, adjusted for the reconciliation of non-cash items such as depreciation expense of $175,000, stock-based compensation of $2,861,000, amortization of right-of-use asset of $686,000, amortization of debt discount of $1,562,000, gain on reevaluation of preferred stock liabilities of $10,335,000, a gain on debt extinguishment of $3,801,000, and loss on initial and reevaluation of derivative liabilities of $3,396,000, and changes in operating asset and liabilities primarily consisting of a decrease in prepaid expenses and other current assets of $628,000, an increase in accounts payable of $525,000, an increase in accrued liabilities of $152,000, a decrease in insurance financing liability of $332,000, and a decrease in operating lease liabilities of $723,000.

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

Net cash provided by investing activities

Net cash provided by investing activities for the nine months ended September 30, 2025 amounted to $500,000. During the nine months ended September 30, 2025, we received $500,000 from the sale of equity securities. We did not have any investing activities during the nine months ended September 30, 2026.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2026 amounted to $7,111,000 as compared to $10,469,000 for the nine months ended September 30, 2025.

During the nine months ended September 30, 2026, net cash provided by financing activities of $7,111,000 was primarily attributable to the receipt of net proceeds of $700,000 from the sale of Common Stock under the ELOC, net proceeds of $4,485,000 from the sale of convertible notes payable, and net proceeds $1,926,000 from advances received under the Consolidated Note from SRX.

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

Critical Accounting Estimates

During the nine months ended September 30, 2026, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on April 15, 2026, except as follow:

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

Preferred stock liabilities – In May 2026, as a result of the issuance of additional convertible promissory notes and the reduction of preferred stock conversion prices from $0.05 to $0.01, the Company determined that it no longer had sufficient authorized but unissued shares of common stock to settle all outstanding potentially dilutive instruments upon conversion or exercise.

Under ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, a contract may be classified in equity only if the Company has sufficient authorized and unissued shares to settle it. When authorized shares are insufficient, the Company determines which instruments to reclassify using a sequencing policy based on the latest inception date. Under this policy, instruments with the most recent inception dates are reclassified first. Applying this policy, the Company determined that its Series D and Series E Convertible Preferred Stock no longer qualified for equity classification. During the three months ended June 30, 2026, the Company reclassified these instruments from stockholders’ equity to preferred stock liabilities at their fair value on that date of $21,584,122. Of this amount, $8,784,862 related to the Series D Convertible Preferred Stock and $12,799,260 to the Series E Convertible Preferred Stock.

Preferred stock liabilities are measured at fair value at each reporting date and immediately before reclassification or conversion. Changes in fair value are recognized in the consolidated statements of operations. The Company estimates fair value using an as-if-converted approach. This approach multiplies the number of common shares issuable upon conversion by the quoted closing price of the Company’s common stock on the measurement date. The number of shares issuable is derived from the $1,000 stated value per share and the conversion price in effect on the measurement date. Because these inputs are observable, the measurement is classified as Level 2 in the fair value hierarchy.

Following this transaction, the Company has no convertible debt outstanding. The Company reassessed the classification of its preferred stock under its sequencing policy. It determined that sufficient authorized shares are now available to settle the Series D Convertible Preferred Stock, but not the Series E Convertible Preferred Stock. Accordingly, on August 27, 2026, the Company remeasured the Series D Convertible Preferred Stock to its fair value of $7,322,990 and reclassified it from preferred stock liabilities to stockholders’ equity. Gains and losses recognized before the reclassification were not reversed. The Series E Convertible Preferred Stock remains classified as a preferred stock liability as of September 30, 2026. It will continue to be remeasured at fair value until the Company has sufficient authorized shares to settle it, or until it is converted or otherwise settled.

Recent Accounting Standards

See the section titled in Note 2 to the Company’s unaudited consolidated financial statements for the nine months ended September 30, 2026, appearing elsewhere herein.

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

However, we do not believe the material weaknesses described above caused any significant misreporting of our consolidated financial condition and results of operations for the three months ended September 30, 2026.

Remediation Plan

Due to a lack of working capital in 2025 and 2024 and during the nine months ended September 30, 2026, we were not and are not able to implement a remediation plan in the foreseeable future. We plan on implementing policies and procedures to address and mitigate all material weaknesses if we receive additional funding and are able to expand our accounting staff.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of September 30, 2026, we do not believe we are party to any claim or litigation, the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

The issuance of shares of our Common Stock upon conversion or exercise of our outstanding Series A Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock, and other securities that we may issue in future financing transactions may result in substantial dilution to our stockholders.

As of November 14, 2026, the Company currently has outstanding: (i) 83,309,742 shares of Common Stock, (ii) 1,429 shares of Series A Preferred Stock with a stated value of approximately $1.4 million, convertible into shares of Common Stock at a conversion rate of the stated value thereof divided by a current effective conversion price of $0.01 per share; (iii) 7 shares of Series C Preferred Stock with a stated value of $7,000, convertible into shares of Common Stock at a conversion rate of the stated value thereof divided by a conversion price of $0.01 per share; (iv) 5,192 shares of Series D Preferred Stock with a stated value of approximately $5.2 million, convertible into shares of Common Stock at a conversion rate of the stated value thereof divided by a current effective conversion price of $0.01 per share, (v) 3,552 shares of Series E Preferred Stock with a stated value of approximately $3.6 million, convertible into shares of Common Stock at a conversion rate of the stated value thereof divided by a current effective conversion price of $0.01 per share; and (vi) 159,724 warrants to purchase 159,727 shares of Common Stock at an weighted average exercise piece of $707.39.

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

CERO THERAPEUTICS HOLDINGS, INC.

Date: November 13, 2026	By:	/s/ Chris Ehrlich
	Name:	Chris Ehrlich
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Andrew Kucharchuk
	Name:	Andrew Kucharchuk
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

